Form 10-K
period 2020-12-31
Globalstar, Inc.
filed 2021-03-04
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $200.2 million.

As of February 26, 2021, 1,677,878,734 shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Recent Developments: COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. Various levels of governmental agencies and authorities have taken measures to reduce the spread of COVID-19, including “stay at home” orders, social distancing and closures of non-essential businesses. The success of our business depends on our global operations, including the performance of our satellites and ground stations as well as our supply chain and consumer demand, among other things. As a result of COVID-19, we have experienced a reduction in the volume of sales of our subscriber equipment, particularly from our customers that operate in the oil and gas industry, have received requests for service pricing concessions from certain customers, and expect an impact on the ability of certain of our customers to pay outstanding balances. Our results of operations for the year ended December 31, 2020 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown. In recent months, some governmental agencies have lifted certain restrictions. However, if customer demand continues to be low, our future equipment sales, subscriber activations and sales margin will be impacted. We have implemented several measures to minimize the impact on our operations and sustain our liquidity position, including:

•Receiving economic relief and support under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, including a $5.0 million forgivable payroll protection program loan (the "PPP Loan") and the deferral of certain payroll taxes,
•Refocusing internal resources on high-value opportunities, such as working with federal agencies that may require our equipment and services in times of crisis,

•Working with our product manufacturers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand, and
•Supporting both consumer and commercial customers, particularly those that operate in the retail and oil and gas industries, to adjust pricing where necessary, whether under e-commerce promotions or temporary service pricing concessions.

Satellite Network

Our constellation of Low Earth Orbit ("LEO") satellites includes second-generation satellites and certain first-generation satellites, which are currently being used as in-orbit spares. We also have one on-ground spare second-generation satellite that we may include in a future launch. We designed our satellite network to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We achieved this longer life by increasing the solar array and battery capacity, using a larger fuel tank, adding redundancy for key satellite equipment, and improving radiation specifications and additional lot level testing for all susceptible electronic components, in order to account for the accumulated dosage of radiation encountered during a 15-year mission at the operational altitude of the satellites. The second-generation satellites use passive S-band antennas on the body of the spacecraft providing additional shielding for the active amplifiers which are located inside the spacecraft, unlike the first-generation amplifiers that were located on the outside as part of the active antenna array. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation.

Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors, so our products and services are attractive to potential customers. We believe that our system outperforms geostationary (“GEO”) satellites used by some of our competitors. GEO satellite signals must travel approximately 42,000 additional miles on average, which introduces considerable delay and signal degradation to GEO calls.

Ground Network

Our satellites communicate with a network of gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We have positioned our gateways to provide coverage over most of the Earth's land and human population and continue to evaluate and expand our gateway footprint to optimize coverage. We own and operate the majority of these gateways and the rest are owned by independent gateway operators ("IGOs").

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network (“PSTN”), a cellular or another wireless network or the internet for data communications including Commercial IoT. In 2019, we signed a contract with MIL-SAT LLC for the procurement and production of new antennas for certain of our gateways around the world, and all antennas have been delivered under the terms of that contract. Although we currently do not have any remaining contractual obligations with MIL-SAT, we expect to purchase additional antennas in the future directly from the manufacturer.

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

Our ground network includes our ground equipment, which uses patented CDMA technology to permit communication to multiple satellites. Patented receivers in our handsets track the pilot channel and signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity with virtually no discernible delay. Our system architecture provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, we have developed a proprietary technology for our SPOT and Commercial IoT services. We designed our second-generation ground network to provide our customers with enhanced services featuring speeds up to 72 kbps as well as increased capacity, when combined with our next-generation products. The second-generation ground network is an Internet protocol multimedia subsystem ("IMS") based solution providing such industry standard services as voice, internet, email and short message services ("SMS").

Communications Products and Services

We currently provide the following communications services:

•two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1700 phone, two generations of our Sat-Fi® and other fixed and data-only devices ("Duplex");
•one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT X ®, SPOT Gen4TM and SPOT Trace®, that transmit messages and the location of the device ("SPOT");
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3 and ST100 ("Commercial IoT"); and
•engineering services to assist certain customers in developing new applications to operate on our network, enhancements to our ground network and other communication services using our MSS and terrestrial spectrum licenses ("Engineering and Other").

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high-quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect to expand our satellite communications business by effectively leveraging our network capabilities and distribution relationships. Among our current initiatives is the development of a two-way reference design module to expand our Commercial IoT offerings.

Customers

The specialized needs of our global customers span many industries. As of December 31, 2020, we had approximately 745,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.

Our top revenue-generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, oil and gas, recreation and personal telecommunications. In recent years, the portion of our customers using Commercial IoT devices has increased significantly. No one customer was responsible for more than 10% of our revenue in 2020, 2019 or 2018.

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

We offer another voice and data solution, Sat-Fi2®, which is the next-generation model of our original Sat-Fi®. Sat-Fi2® is the first product to operate using our second-generation ground infrastructure, resulting in higher data speeds, enhanced applications and improved performance. With Sat-Fi2®, our customers can use their Wi-Fi-enabled smartphones and tablets to send and receive communications via the Globalstar System when traveling beyond cellular coverage. We believe Sat-Fi2® provides fast and affordable mobile satellite data speeds. Through a convenient smartphone app that enables connectivity between Wi-Fi-enabled devices and Sat-Fi® satellite hot spots, subscribers in range of a Sat-Fi2® device can easily send and receive email and SMS messages and make voice calls from their own device at any time.

Fixed Voice and Data Satellite Communications Services and Equipment and Data Modem Services and Equipment

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

Product Distribution

Our sales group is responsible for conducting direct sales with key accounts and for managing indirect agent, dealer and reseller relationships. Our typical dealer is a communications services business-to-business equipment retailer. In addition to buying through our distribution managers, agents, dealers and resellers, customers also place orders through our existing sales force and through our direct e-commerce website.

SPOT Consumer Retail Products

The SPOT product family has initiated approximately 7,500 rescues since its launch in 2007. Averaging nearly two rescues per day, SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage. We are not aware of any other competitive offering that can match the life-saving record of our SPOT family of products. As we continue to innovate and grow the SPOT family of products, we are committed to providing affordable, life-saving products to an expanding target market of millions of people globally.

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

SPOT Satellite GPS Messenger

We began commercial sales of the first SPOT products and services when we introduced the SPOT Personal Tracker in 2007. We continue to innovate this product and have released multiple generations of our SPOT Satellite GPS Messenger to the market. The most recent generations of SPOT devices which we currently sell include SPOT Gen4TM and SPOT X®. Compared to earlier generations of our SPOT Satellite GPS Messenger, SPOT Gen4TM offers enhanced functionality with more tracking features in a new mapping interface and improved product specifications for water resistance. The product also enables users to transmit predefined messages to a specific preprogrammed email address, phone or data device, including requests for assistance and “SOS” messages in the event of an emergency.

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

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels, including Amazon, Bass Pro Shops, Cabela's, Camping World, Gander Outdoors, REI, Sportsman's Warehouse, Academy, and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com, as well as through certain of our IGOs.

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

Satellite Transmitter Modules and Chips

We offer small satellite transmitter modules, such as the STX-3 and ST100, and chips, such as the ASIC, which enable an integrator’s products to access our Commercial IoT network. We have sales arrangements with major resellers to market our IoT services, including some value-added resellers that integrate our modules into their proprietary solutions designed to meet certain specialized niche market applications. The STX3 provides additional opportunities to integrate satellite connectivity into products used for vehicle and asset tracking, remote data reporting and data logger reporting that have limited size requirements. Affordable pricing, low power consumption and its small size make the STX3 a highly efficient device ready for integration in a wide variety of applications. The ST100, or ST100 Satellite Transmitter, is a small, lightweight and low power IoT board with embedded antennas. The ST100 offers a customizable approach to new commercial IoT product innovations and can be used by simply adding power, a mechanical enclosure and configuring the settings within the device firmware. For more advanced technical requirements, third parties can write their own firmware on the ST100 and utilize Globalstar APIs, Bluetooth® wireless technology and the serial connector to expand the use of the board and integrate it with other devices or hardware. The ASIC provides a single chip one-way solution that can be embedded in a customer's owns solution.

SmartOne Asset Managers

We also offer complete products that utilize the STX-3 and ST100 transmitter modules. Our Commercial IoT units, including the enterprise-grade SmartOne family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low-power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges. Partnering with existing third party technology providers, we are developing IoT products to connect existing and new users and accelerate deployment of an expanded Globalstar IoT product suite.

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

We are also developing Commercial IoT products that support two-way communications allowing for both tracking and control of assets.

Engineering and Other

We provide engineering services to assist certain customers in developing new applications to operate on our network and to enhance our ground network. These services include hardware and software designs to develop specific applications operating over our network, as well as the installation of gateways and antennas.

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

As of December 31, 2020, we had four IGOs that own gateways in Australia, South Korea, Russia and Turkey. Except for Globalstar Asia Pacific, our joint venture in South Korea in which we hold a 49% equity interest, we have no financial interest in these IGOs and conduct business with them through arms’ length contracts for wholesale minutes of service. During 2020, we entered into an agreement to acquire the outstanding 51% equity interest in our joint venture in South Korea and expect the acquisition to close in 2021.

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

Satellite Network

In the United States, the Federal Communications Commission ("FCC") has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our domestic gateways with our first-generation satellites in the 5091-5250 and 6875-7055 MHz bands.

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

The frequency assignments filed on the behalf of Globalstar by the French National Frequencies Agency (“ANFR”), with the ITU in 2009, have been recorded in the Master international Frequency Register ("MIFR"). This recording of the Globalstar frequency assignments in the MIFR provides international recognition of these assignments and facilitates the use of these assignments while the frequency coordination process with the two remaining systems is completed.
During 2020, our French authorizations to provide MSS and operate the gateway in Aussaguel, France were renewed for an additional 10-year term.

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to seek modification of our existing MSS licenses to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz throughout the United States of America and its Territories. In August 2017, the FCC modified Globalstar's MSS licenses, granting us authority to provide terrestrial broadband services over that 11.5 MHz portion of our satellite spectrum. Specifically, the FCC modified our space station authorization and our blanket mobile earth station license to permit a terrestrial network using 11.5 MHz of our licensed mobile-satellite service spectrum. We will need to comply with certain conditions in order to provide terrestrial broadband service over this spectrum.

In December 2018, we successfully completed the Third Generation Partnership Project (“3GPP”) standardization process for the 11.5 MHz of spectrum terrestrially authorized by the FCC. The 3GPP designated the band as Band 53. Additionally, in March 2020, we announced that the 3GPP approved the 5G variant of our Band 53, which is known as n53. This new band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future. In February 2021, Qualcomm Technologies announced its new Snapdragon X65 modem-RF System, which includes support for Band n53. By having global 5G band support for n53 in Qualcomm Technologies’ 5G solutions, our potential device ecosystem expands significantly to include the most popular smartphones, laptops, tablets, automated equipment and other IoT modules.

During 2019, we executed a spectrum managers lease with Nokia in order to permit Nokia to utilize Band 53 within its equipment domestically and have such equipment type-certified for sale and deployment.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received terrestrial authorizations in various countries. including Brazil, Canada and South Africa, among others. We expect this global effort to continue for the foreseeable future while we seek additional terrestrial approvals to internationally harmonize our S-band spectrum across the entire 16.5 MHz authority for terrestrial mobile broadband services.

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

Over the past two decades, the global MSS market has experienced significant growth. Increasingly, better-tailored, improved technology products and services are creating new channels of demand for mobile satellite services. Growth in demand for mobile satellite services is driven by the declining cost of these services, the diminishing size and lower cost of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low-cost data collection and asset-tracking devices and technological improvements permitting integration of mobile satellite services over smartphones and other Wi-Fi enabled devices.

Communications industry sectors that are relevant to our business include:

•MSS, which provide customers with connectivity to mobile and fixed devices using a network of satellites and ground facilities;
•fixed satellite services, which use geostationary satellites to provide customers with voice and broadband communications links between fixed points on the earth's surface; and
•terrestrial services, which use a terrestrial network to provide wireless or wireline connectivity and are complementary to satellite services.

Within the major satellite sectors, fixed and MSS operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-

bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, MSS providers, such as Globalstar, ORBCOMM, Inmarsat PLC (“Inmarsat”) and Iridium Communications Inc. (“Iridium”), focus more on voice and/or data services (including data services which track the location of remote assets such as shipping containers), where mobility or small-sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect MSS operators will increasingly compete with fixed satellite services operators.

LEO systems reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of service.

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Our most direct competition comes from other global MSS providers. Our largest global competitors are ORBCOMM, Inmarsat and Iridium. We compete primarily on the basis of coverage, quality, portability and pricing of services and products. In recent years, advancements in technology have also encouraged non-traditional companies to enter the market.

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

ORBCOMM owns and operates a fleet of low earth orbit satellites. ORBCOMM primarily provides asset tracking, monitoring and control solutions for its customers in the IoT market, which directly compete with our IoT products and services.

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

Governmental Regulations

Please refer to Item 1A: Risk Factors - "Risks Related to Government Regulations" for further discussion of the impact of governmental regulations on our business.

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

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and various other countries. In 2020, approximately 28% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 2: Revenue in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - "We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas."

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2021 and 2035. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and decided to allow some previously granted foreign patents to lapse based on (a) the relative significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under our senior secured credit facility agreement (the “First Lien Facility Agreement”) and second lien credit facility agreement (the "Second Lien Facility Agreement").

Human Capital

As of December 31, 2020, we had 346 employees in twelve countries around the world; 23 of our employees were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our compensation and benefit packages are designed to attract and retain employees and were developed using market research. We attract employees through various platforms, such as online job portals, in-person job fairs, local universities and employee referrals. Salaries are competitive and based on job position, physical location, experience and skills. In addition to base salary, certain employees participate in longer-term incentive programs, which includes awards of stock-based compensation. Our benefits packages include, but are not limited to, health insurance, a retirement plan, an employee stock purchase plan, flexible spending accounts, life and accidental injury insurance, long- and short-term disability, and paid time off for holidays, vacation, sick time and parental leave.

We also encourage training and development through Globalstar University, which is an online platform that hosts a variety of training programs ranging from leadership and management programs to technical, on the job training. Employee engagement is also important for us, and includes an interactive wellness program, corporate communications and employee surveys. Our commitment to diversity and inclusion is part of our worldwide culture, which our employees confirmed in our most recent employee survey with "Diversity and Inclusion" being one of the highest rated culture categories.

Seasonality

Usage on the network and, to some extent, sales are subject to seasonal and situational changes. April through October are typically our peak months for usage-based service revenues and equipment sales. We also experience event-driven revenue fluctuations in our business. Most notably, emergencies, natural disasters and other sizable projects where satellite-based communications devices are the only solution may generate an increase in revenue. In the consumer area, SPOT devices sales are influenced by outdoor and leisure activity opportunities, as well as our promotional efforts.

Services and Equipment

Sales of services accounted for approximately 88%, 86% and 85% of our total revenues for 2020, 2019, and 2018, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 12%, 14% and 15% of our total revenues for 2020, 2019, and 2018, respectively.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. International, federal, state and local governments have taken measures to combat this pandemic, including “stay at home” orders, social distancing and closures of non-essential businesses.
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
The extent to which COVID-19 could continue to impact our operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We are not able at this time to estimate the full impact of COVID-19 on our financial or operational results, but the impact could be material. We continue to monitor our ability to remain in compliance with financial covenants over the next twelve months. If we are not able to maintain compliance, we may need to cure the noncompliance with one or more Equity Cure Contributions or seek a waiver of the affected covenants. There is no assurance that we will be able to do this successfully, and if we do not, our lenders would be able to exercise their remedies under the First Lien Facility Agreement, including accelerating maturity of all our obligations under the First Lien Facility Agreement.
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
Our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. In-orbit failure may result from various causes, including component failure, solar array failures, telemetry transmitter failures, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and collision with space debris or other satellites. These failures are commonly referred to as anomalies. Some of our satellites have had malfunctions and other anomalies in the past and may have anomalies in the future. Anomalies may occur, for reasons described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of such anomalies. There can be no assurance that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for service, to suffer performance degradation or to cease operating prematurely, either in whole or in part. We cannot guarantee that we could successfully develop and implement a solution if one of these anomalies occurs.
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
Our satellite network traffic is supported by our gateways distributed around the globe. We operate our satellite constellation from our Network Operations Control Centers at three locations (France, California and Louisiana) to provide geo-redundancy and ongoing coverage. Our gateway facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. In North America, we have implemented contingency coverage which allows neighboring gateways to provide services in the event of a gateway failure. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations centers may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers, which could have a material impact on our business.
The actual orbital lives of our satellites may be shorter than we anticipate, and we may be required to reduce available capacity on our satellite network prior to the end of their orbital lives.
We anticipate that our second-generation satellites will have 15 year orbital lives. A number of factors will affect the actual commercial service lives of each satellite, including:
•the amount of propellant used in maintaining the satellite's orbital location or relocating the satellite to a new orbital location (and, for a newly-launched satellite, the amount of propellant used during orbit raising following launch);
•the durability and quality of its construction;
•the performance of its components;
•hazards and conditions in space such as solar flares and space debris;
•operational considerations, including operational failures and other anomalies; and
•changes in technology which may make all or a portion of our satellite fleet obsolete.
It is possible that the actual orbital lives of one or more of our existing satellites may be shorter than originally anticipated. Further, it is possible that the total available payload capacity of a satellite may need to be reduced prior to the satellite reaching its end-of-orbital life. We periodically review the expected orbital life of each of our satellites using current engineering data. A reduction in the orbital life of any of our satellites could result in a reduction of revenue, the recognition of an impairment loss and an acceleration of capital expenditures. The potential impact on our revenue from a reduction in the orbital life of one or more satellites may vary depending on the satellite's orbital location as well as the type of device and service a customer is using.
The implementation of our business plan depends on increased demand for wireless communications services via satellite (including IoT applications) and via terrestrial mobile broadband networks, both for our existing services and products and for new services and products. If demand does not increase, our revenues and profitability may not increase as we expect.
 Demand for wireless communication services may not grow, or may decrease, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell our services and develop and successfully market new services, could exert downward pressure on prices, or both. This, in turn, could decrease our revenue and profitability and adversely affect our ability to increase our revenue and profitability over time.
 We plan to introduce new products and services that work over our network as well as terrestrial mobile broadband services. However, we cannot predict with certainty the potential longer-term demand for these products and services or the extent to which we will be able to meet demand. Our business plan assumes we will grow our subscriber base. If we are not able to do so, it may adversely impact our business prospects.

The success of our business plan will depend on a number of factors, including but not limited to:
•our ability to maintain the health, capacity and control of our satellites;
•our ability to maintain the health of our ground network;
•our ability to influence the level of market acceptance and demand for our products and services;
•our ability to introduce new products and services that meet this market demand;
•our ability to retain current customers and obtain new customers;
•our ability to obtain additional business using our existing and future spectrum authority both in the United States and internationally;
•our ability to control the costs of developing an integrated network providing related products and services, as well as our future terrestrial mobile broadband services;
•our ability to market successfully our products and services;
•our ability to develop and deploy innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;
•the cost and availability of user equipment that operates on our network;
•the effectiveness of our competitors in developing and offering similar products and services;
•our ability to successfully predict market trends;
•our ability to hire and retain qualified executives, managers and employees;
•our ability to provide attractive service offerings at competitive prices to our target markets; and
•our ability to raise additional capital on acceptable terms when required.
Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant capital expenditures, which may require additional capital that has not been arranged.
 The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities, as well as continuing improvements in terrestrial wireless technologies. We must continue to keep up with technological changes and remain competitive. Customer acceptance of the services and products that we offer will continually be affected by the technology in our product and service offerings relative to competitive offerings. New technologies may be protected by patents and therefore may not be available to us. We expect to face competition from companies using new technologies and new satellite systems.
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
Implementation of our longer-term business strategy requires a substantial outlay of capital. As we pursue business strategies and seek to respond to developments in our business and opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. There can be no assurance that we will be able to satisfy our capital requirements in the future. In addition, if one of our satellites failed unexpectedly, there can be no assurance of insurance recovery for our losses or the timing thereof, and we may need to obtain additional financing to replace the satellite. If we determine that we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

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
We license much of the software we require to support critical gateway operations from third parties. This software was developed or customized specifically for our use. We license technical information for the design, manufacture and sale of our products. This intellectual property is essential to our ability to continue to operate our constellation and sell our products and services. We license software to support customer service functions, such as billing, from third parties that developed or customized it specifically for our use. If the third-party licensors cease to support and service our software, or our licenses are no longer available on commercially reasonable terms, it might be difficult, expensive or impossible for us to obtain such services from alternative vendors. Replacing such software could be difficult, time consuming and expensive. This might require us to obtain substitute technology with lower quality or performance standards or at a greater cost.
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

Conducting operations outside the United States involves numerous special risks and expanding our international operations would increase these risks. These risks include, but are not limited to:
•difficulties in penetrating new markets due to established and entrenched competitors;
•difficulties in developing products and services that are tailored to the needs of local customers;
•lack of local acceptance or knowledge of our products and services;
•unavailability of or difficulties in establishing relationships with distributors;
•significant investments, including the development and deployment of gateways in countries that require them to connect the traffic coming to and from their territory;
•instability of international economies and governments;
•changes in laws and policies affecting trade and investment in other jurisdictions;
•noncompliance with the Foreign Corrupt Practices Act ("FCPA"), UK Bribery Act, sanctions laws and export controls;
•exposure to varying legal standards in other jurisdictions, including intellectual property protection and other similar laws and regulations;
•difficulties in obtaining required regulatory authorizations;
•difficulties in enforcing legal rights in other jurisdictions;
•variations in local domestic ownership requirements;
•requirements that operational activities be performed in-country;
•changing and conflicting national and local regulatory requirements; and
•uncertainty in foreign currency exchange rates and exchange controls.
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
Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 28% and 31% of our total revenue was to customers primarily located in Canada, Europe, Central America, and South America during 2020 and 2019, respectively. Our results of operations for 2020 and 2019 included net losses of approximately $0.7 million and net gains of $0.1 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.
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
We sell our products and services in the United Kingdom (the “UK”) and throughout Europe. In particular, the UK is the largest market in Europe for our SPOT product family. On June 23, 2016, the UK voted in an advisory referendum for the UK to leave the European Union (the “EU”) and, subsequently, on March 29, 2017, the UK government began the formal process of leaving the EU ("Brexit"). The UK withdrew from the EU on January 31, 2020. Effective January 1, 2021, the EU and UK entered into the Trade and Cooperation Agreement regarding trade policies and other political and strategic issues.
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
Satellite-based Competitors
There are currently at least four other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, Inmarsat and ORBCOMM Inc. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with competitive pricing strategies. We also face competition with respect to network coverage and market share in specialized industries, such as maritime and governmental.
Other providers of satellite-based products could introduce their own products similar to our SPOT, Commercial IoT or Duplex products, which may materially adversely affect our business plan and sales volume. In addition, we may face competition from new competitors or new technologies. Many companies target the same customers, and we may not be able to successfully retain our existing customers or attract new customers. As a result, we may not grow our customer base and revenue.
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
Terrestrial Broadband Network Competitors
We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Network received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Further, Ligado Networks (formerly LightSquared) also received FCC approval to build out a wireless network utilizing its MSS spectrum. Any of these competitors could deploy terrestrial mobile broadband networks before we do, could combine with existing terrestrial networks that provide them with greater financial or operational flexibility than we have or could offer wireless services, including mobile broadband services, that customers prefer over ours.
We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.
As of December 31, 2020, our current sources of liquidity include cash on hand ($13.3 million), restricted cash ($3.6 million) and future cash flows from operations. We also have non-current restricted cash ($51.1 million), which consists primarily of a debt service reserve account, which is pledged to secure all of our obligations under the First Lien Facility Agreement. This account will be used towards the final scheduled principal payment due upon maturity. Our operating expenses for the twelve-month period ended December 31, 2020 were $187.7 million. Our short-term and long-term liquidity requirements include primarily paying our debt service obligations and funding our operating costs. We cannot provide assurance that we will not experience a liquidity shortfall in the short or long-term.

As of December 31, 2020, the principal balance of our debt obligations was $423.9 million, consisting of $187.0 million under the First Lien Facility Agreement, $230.6 million under the Second Lien Facility Agreement, $1.4 million under the 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes") and $5.0 million under the PPP Loan. Our significant indebtedness could have several consequences. It could increase our vulnerability to adverse economic, industry or competitive developments by dictating that a substantial portion of cash flow from operations be dedicated to the payment of principal and interest on our indebtedness and therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, return of capital to shareholders, and future business opportunities. Our indebtedness could restrict us from making strategic acquisitions by limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate purposes. Our indebtedness could restrict us from paying dividends to our shareholders. It could limit our flexibility in planning for, or reacting to, changes in our business or industry, placing us at a competitive disadvantage compared to competitors who are not as highly leveraged as us and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our current debt agreements place limits on our ability to incur additional debt, in the future we may incur additional debt which could further exacerbate these risks.
Restrictive covenants in our debt agreements may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.
Our First Lien Facility Agreement and Second Lien Facility Agreement contain a number of significant restrictions and covenants. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, including financial and non-financial covenants in our First Lien Facility Agreement and Second Lien Facility Agreement, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of favorable business opportunities. Our facility agreements include a limitation on expenditures in connection with spectrum rights, which may prohibit us from making certain expenditures that we consider accretive to our business and would otherwise make. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the First Lien Facility Agreement or Second Lien Facility Agreement would permit the lenders to accelerate the indebtedness under these agreements. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate our obligations to them. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Report for further discussion.
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
General Liability Insurance In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2021. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference or interference with the use of property.
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
To illustrate, our Commercial IoT business is heavily concentrated in the oil and gas industry and was negatively impacted by the downturn in this industry in recent years, most specifically resulting from the COVID-19 pandemic. As an example, our largest customer for the last three years is a reseller to oil and gas companies. A high-volume customer not performing its trade obligations to us could adversely affect our cash flow and financial condition. Concentrations of customers in certain industries may further increase trade credit risk to our business if certain experience a similar economic downturn.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our obligations under our First Lien Facility Agreement bear interest at a variable rate. As a result, an increase in interest rates could result in a substantial increase in interest expense.
Additionally, in July 2017, the Financial Conduct Authority in the United Kingdom ("FCA") announced that the Libor rate would be phased out and financial institutions would no longer need to make Libor submissions after 2021. Our First Lien Facility Agreement provides for a fallback rate in the event Libor is unable to be determined. At this time, we cannot provide assurance of the impact this Libor phase out will have on our financial statements and internal processes.
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
From time to time we are subject to litigation, including claims related to our business activities. We have also been in the past, and may be in the future, subject to investigations by regulators and governmental agencies, including the United States Department of the Treasury's Office of Foreign Assets Control, the United States Department of Commerce, Bureau of Industry and Security and the United States Immigration and Customs Enforcement. Irrespective of their merits, litigation and investigations may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. In our opinion there is no pending litigation, investigation, dispute or claim that could have a material adverse effect on our financial condition, results of operations or liquidity. However, we may be wrong in this assessment. Additionally, in the future we may become subject to additional litigation that could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access capital markets.

Wireless devices' radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease, and we could face liability based on alleged health risks.
There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones and other telecommunications devices that have transmitting antennas. Lawsuits have been filed against participants in the wireless communications industry alleging a number of adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from failures to disclose information about radio frequency emissions or aspects of the regulatory regimes governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. Courts or governmental agencies could determine that we do not comply with applicable standards for radio frequency emissions and power or that there is valid scientific evidence that use of our devices poses a health risk. Any such finding could reduce our revenue and profitability and expose us and other communications service providers or device sellers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.
Furthermore, any actual or perceived risk from radio frequency emissions could reduce the number of our subscribers and demand for our products and services.
Risks Related to Government Regulations
Our business is subject to extensive government regulation that will impact our future success.
Our MSS system is subject to significant regulation by the FCC in the United States, by the ARCEP and ANFR in France and in other foreign jurisdictions where we do business by similar authorities. Additionally, the availability of globally harmonized spectrum on which our MSS system depends is managed by the ITU. The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. Further, certain regulatory authorities may decide to allow additional uses within our ITU-allocation of spectrum that may be incompatible with our continued provision of MSS.
Failure to operate our satellites, ground stations, mobile earth terminals or other facilities as required by our licenses and applicable government regulations could result in the imposition of government sanctions against us, up to and including cancellation of our licenses.
Our system requires regulatory authorization in each of the jurisdictions in which we or the IGOs provide service. We and the IGOs may not be able to obtain or retain all regulatory approvals needed for operations. Regulatory changes, such as those resulting from judicial decisions or adoption of treaties, legislation or regulation in countries where we operate or intend to operate, may also significantly affect our business.
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
Our business plan includes utilizing our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. Our MSS licenses, including our terrestrial authority, are valid through various specified terms, which we will seek to renew. In addition, we will need to comply with certain conditions in order to provide terrestrial broadband service under our MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority. We are seeking similar approvals in various foreign jurisdictions, including applying for licenses and commencing due diligence efforts. We cannot guarantee that such efforts will be successful.
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
The FCC and other regulatory jurisdictions internationally are permitting expanded unlicensed use of the 5 GHz band including within our C-band Forward Link (earth station to satellite), which operates at 5091-5250 Mhz which may have a significant adverse impact on our ability to provide mobile satellite services.
If the FCC revokes, modifies or fails to renew or amend our licenses, our ability to operate may be curtailed.
We hold FCC licenses for the operation of our satellites, our U.S. gateways and other ground facilities and our mobile earth terminals that are subject to revocation if we fail to satisfy specified conditions or meet prescribed milestones. The FCC licenses are also subject to renewal and modification by the FCC. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend any FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, then we may not be able to continue to provide mobile satellite communications services, which would have a material adverse effect on or business and operations.
If our French regulator, or any other regulator, revokes, modifies or fails to renew or amend our licenses, our ability to operate may be curtailed.
We hold licenses issued by, and subject to the continued regulatory jurisdiction of, the French Ministry in charge of Space and the ARCEP, the French independent administrative authority of post and electronic communications regulations, for the operation of our second-generation satellites.  These licenses are subject to revocation if we fail to satisfy specified conditions or meet prescribed milestones. These licenses are also subject to modification by the French regulators. There can be no assurance that the French regulators will renew the licenses we hold. If MESR, ARCEP or other French regulators revoke, modify or fail to renew or amend the licenses we hold or if we fail to satisfy any of the conditions of our respective French licenses, then we may not be able to continue to provide mobile satellite communications services, which would have a material adverse effect on our business and operations.

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
Restrictive covenants in our First Lien Facility Agreement do not allow us to pay dividends on our common stock for the foreseeable future, which may affect the market for our shares.
We do not expect to pay cash dividends on our common stock. Our First Lien Facility Agreement currently prohibits the payment of cash dividends. Any future dividend payments are within the discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. Our inability to pay dividends may limit the market for our shares.
The market price of our common stock is volatile, and there is a limited market for our shares.
 The trading price of our common stock is subject to wide fluctuations. Factors affecting the trading price of our common stock may include, but are not limited to:
•actual or anticipated variations in our operating results;
•failure in the performance of our current or future satellites;
•changes in financial estimates by research analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any research analysts that elect to follow our common stock or the common stock of our competitors;
•actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•actual or anticipated changes in the regulatory environment affecting our industry;
•actual or anticipated changes in the value of terrestrial spectrum;
•actual or anticipated sales of common stock by our controlling stockholder or others;
•changes in the market valuations of our industry peers; and
•announcement by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

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
We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 1.9 billion shares of common stock and 100 million shares of preferred stock. As of December 31, 2020, approximately 1.7 billion shares of common stock were issued and outstanding. As of December 31, 2020, there were 321.1 million shares available for future issuance (of which 100 million are designated as preferred), of which approximately 4.2 million shares were contingently issuable upon the exercise of stock options, the conversion of convertible notes and the vesting of restricted stock awards. We have issued and expect to issue additional shares of common stock upon the exercise of the warrants issued with our Second Lien Facility Agreement. As of December 31, 2020, 115.0 million warrants were outstanding and not reflected in the 4.2 million shares contingently issuable as they were out of the money. We may issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that such sales could occur, may have a material adverse effect on the price of our common stock.
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
Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws and our debt agreements could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:
•the election of our Minority Directors by a plurality of the vote of our stockholders other than Thermo;
•the requirement that (i) any extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving us or any of our subsidiaries and (ii) any sale or transfer of a material amount of assets of Globalstar or any sale or transfer of assets of any of our subsidiaries which are material to us has to be approved by the Strategic Review Committee until such time as Thermo no longer beneficially owns at least 45% of our common stock;
•the ability of our board of directors to issue preferred stock with voting rights or with rights senior to those of the common stock without any further vote or action by the holders of our common stock;
•the division of our board of directors into three separate classes serving staggered three-year terms;
•the fact that if Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, our directors will be able to be removed for cause only with the affirmative vote of the holders of at least 66 2/3% of the outstanding shares of capital stock entitled to vote in the election of directors;
•prohibitions, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, on our stockholders acting by written consent;
•prohibitions on our stockholders calling special meetings of stockholders or filling vacancies on our board of directors;

•the requirement, at such time when Thermo does not own a majority of our outstanding capital stock entitled to vote in the election of directors, that our stockholders must obtain a super-majority vote to amend or repeal our amended and restated certificate of incorporation or bylaws;
•change of control provisions in our First Lien Facility Agreement and Second Lien Facility Agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under that agreement; and
•change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.
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
As of December 31, 2020, Thermo owned approximately 62% of our outstanding common stock; additionally, Thermo owns warrants that may be converted into additional shares of common stock. We have depended substantially on Thermo to provide capital to finance our business. Although extraordinary corporate transactions, material sales of assets and certain transactions with related parties must be approved by the Strategic Review Committee, to the extent these and other matters are also subject to a vote of our shareholders, Thermo is able to control such vote. These matters include the election of certain members of our board of directors and numerous other matters, including changes of control and other significant corporate transactions, so long as these transactions are not between Thermo and Globalstar and until such time as Thermo shall no longer be the beneficial owner of 45% or more of our outstanding common stock.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

As of December 31, 2020, our principal headquarters are located in Covington, Louisiana. We own or lease the facilities described in the following table (in approximate square feet):

Location	Country	Square Feet	Facility Use	Owned/Leased
Covington, Louisiana	USA	69,365	Corporate Offices	Leased
Milpitas, California	USA	12,375	Satellite and Ground Control Center	Leased
Sebring, Florida	USA	12,375	Gateway	Leased
Managua	Nicaragua	10,900	Gateway	Owned
Clifton, Texas	USA	10,000	Gateway	Owned
Los Velasquez, Edo Miranda	Venezuela	9,700	Gateway	Owned
Mississauga, Ontario	Canada	9,502	Canada Office	Leased
Aussaguel	France	7,502	Satellite Control Center and Gateway	Leased
Smith Falls, Ontario	Canada	6,500	Gateway	Owned
High River, Alberta	Canada	6,500	Gateway	Owned
Barrio of Las Palmas, Cabo Rojo	Puerto Rico	6,000	Gateway	Owned
Wasilla, Alaska	USA	5,000	Gateway	Owned
Seletar Satellite Earth Station	Singapore	4,500	Gateway	Leased
Petrolina	Brazil	2,500	Gateway	Owned
Rio de Janeiro	Brazil	2,120	Brazil Office	Leased
Gaborone	Botswana	2,000	Gateway	Owned
Manaus	Brazil	1,900	Gateway	Owned
Presidente Prudente	Brazil	1,300	Gateway	Owned
Dublin	Ireland	1,280	Ireland Office	Leased
Panama City	Panama	1,100	Panama Office	Leased
Bosque Alegre, Argentina	Argentina	862	Gateway	Leased
Gaborone	Botswana	270	Botswana Office	Leased
 Our owned properties in Clifton, Texas and Wasilla, Alaska are encumbered by liens in favor of the administrative agents under our First Lien Facility Agreement and Second Lien Facility Agreement for the benefit of the lenders thereunder. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments in this Report.
During 2020, we accepted an offer for the sale of our property in Nicaragua and anticipate that this sale will close in 2021. Additionally, as previously discussed, during 2020 we signed an agreement for the acquisition of the remaining ownership of our IGO in South Korea which we expect will close in 2021. As of December 31, 2020, we have executed additional agreements for new gateway locations that are expected to commence during 2021. We intend to further expand the number ground stations we operate globally.

Item 3. Legal Proceedings

For a description of our material legal and regulatory proceedings and settlements, see Note 9: Commitments and Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NYSE American under the symbol "GSAT".

As of February 26, 2021, 1,677,878,734 shares of our common stock were outstanding, held by 203 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividend Information

We have never declared or paid any cash dividends on our common stock. Our First Lien Facility Agreement and Second Lien Facility Agreement prohibit us from paying dividends. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion.

Item 6. Selected Financial Data

Omitted pursuant to recent amendments to Regulation S-K.

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
•average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our subscriber-driven revenue, including Duplex, Commercial IoT and SPOT;
•operating income and adjusted EBITDA, both of which are indicators of our financial performance; and
•capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2020 and 2019

Our results of operations for the twelve months ended December 31, 2020 were impacted by COVID-19. While we cannot predict the full extent or duration of the future impact of COVID-19, certain trends or uncertainties related to COVID-19 that impact revenue or expense items are discussed below.

Revenue:

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. During the twelve months ended December 31, 2020, total revenue decreased $3.2 million to $128.5 million from $131.7 million in 2019. This variance was due primarily to an out-of-period adjustment, which increased Duplex service revenue by $3.9 million during 2019, related to a change in the calculation of the estimated impact from the initial adoption of ASC 606. See below for a further discussion of the fluctuation in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex (1)	$33,878	27%	$39,794	31%
SPOT	46,417	36%	50,461	40%
Commercial IoT	17,174	13%	16,972	13%
Engineering and Other	15,722	12%	2,274	1%
Total Service Revenue	$113,191	88%	$109,501	85%
 (1) As previously disclosed, we recorded an out-of-period adjustment of $3.9 million during 2019 as a result of a change in the estimated impact of ASC 606. This adjustment, which increased Duplex service revenue, is excluded from Duplex service revenue in the table above. The percentages of total revenue calculations also exclude this adjustment.

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$1,883	1%	$1,325	2%
SPOT	8,176	7%	7,617	6%
Commercial IoT	5,140	4%	9,300	7%
Other	97	—%	90	—%
Total Equipment Revenue	$15,296	12%	$18,332	15%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2020	2019
Average number of subscribers for the year ended:
Duplex	50,116	56,856
SPOT	267,816	281,584
Commercial IoT	414,452	399,960
IGO and Other	27,264	27,481
Total	759,648	765,881

ARPU (monthly):
Duplex (1)	$56.33	$58.33
SPOT	14.44	14.93
Commercial IoT	3.45	3.54

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

During the twelve months ended December 31, 2020, gross Duplex and SPOT subscriber additions increased 1% and 12%, respectively. The increase in Duplex gross subscriber additions from 2019 to 2020 was driven primarily by activations of Sat-Fi2® due to increased demand as we launched an improved version in September 2019; fewer activations from legacy devices partially offset this increase. Also, lower service plan prices continue to drive gross Duplex activations. SPOT gross subscriber activations increased from 2019 to 2020 driven by a higher volume of unit sales, particularly of our SPOT X® device as well as SPOT Gen4TM, our refreshed SPOT Satellite GPS Messenger launched in 2020. We are also seeing changes in consumer behavior resulting from COVID-19, driving more customers to purchase our SPOT products for outdoor recreational activities. Because our Commercial IoT subscribers are able to activate and deactivate their units several times during the year, gross Commercial IoT subscriber additions are not considered to be a meaningful metric.

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

Service Revenue

Excluding the out-of-period adjustment discussed above, Duplex service revenue decreased 15% in 2020 due primarily to a decline in average subscribers and ARPU of 12% and 3%, respectively. The decrease in average subscribers was driven by normal churn in the subscriber base exceeding gross activations over the last twelve months. The decrease in ARPU was driven primarily by lower priced service plans and promotional pricing in place during 2020, as well as unfavorable exchange rate movements for various currencies.

SPOT service revenue decreased 8% in 2020 due to lower ARPU and average subscribers. The 5% decrease in ARPU was due primarily to lower priced service plans introduced to new subscribers in mid-2019. The 3% decrease in average subscribers (after adjusting for non-revenue-producing subscribers previously in the base) was due to elevated churn experienced during 2020, particularly in the months following the start of the COVID-19 pandemic. Although we had a record number of subscriber activations during 2020, churn more than offset these gross additions.

Commercial IoT service revenue increased 1% in 2020 due to a 3% increase in average subscribers, offset partially by a 2% decrease in ARPU. Average subscribers were higher during 2020 compared to 2019 despite end of period subscribers declining from 421,000 at December 31, 2019 to 408,000 at December 31, 2020 following higher churn from the impact of COVID-19. The decrease in ARPU was due to the impact of unfavorable exchange rate movements, specifically the strengthening of the U.S. dollar relative to the Brazilian real.

Engineering and other service revenue increased $13.4 million in 2020. This increase was driven primarily by a higher volume of engineering services contracts during 2020, including the completion of certain milestones associated with the contract previously discussed, which generated $10.0 million of revenue during 2020. Additionally, in the fourth quarter of 2020, we recognized $2.9 million of revenue associated with a contract that was executed in 2007 for the construction of a gateway in Nigeria, upon its termination due to lack of performance by the partner, and our performance of all obligations in accordance with the terms of the contract. These remaining contract proceeds were previously held in non-current deferred revenue.

Subscriber Equipment Sales

Revenue from Duplex equipment sales increased $0.6 million, or 42%, in 2020. This increase in revenue was driven primarily by sales of our second-generation Duplex devices launched in the second half of 2019; these units are sold at higher prices compared to our first generation devices. Additionally, sales of our GSP-1700 phones also increased year over year. The vast majority of our device sales during the past two years were of our first-generation phones and accessories. We are evaluating the profitability of our second-generation devices relative to our other product and service offerings and the cost to maintain our second-generation ground infrastructure and technology. While we believe that our second-generation products could contribute meaningfully to our future Duplex revenue, our past financial results are an important component of our overall profitability analysis.

Revenue from SPOT equipment sales increased $0.6 million, or 7%, in 2020. This increase in revenue during 2020 was driven by a higher sales volume of SPOT X® and SPOT Gen4TM, which is our refreshed SPOT Satellite GPS Messenger launched in August 2020. Included in our SPOT Gen4TM sales were 8,500 units sold to Battlbox, a subscription box service, in December 2020. We expect to see an increase in gross subscriber activations during 2021 following distribution of these boxes to Battlbox subscribers. Offsetting the increase in volume were lower component part sales of $0.8 million. We occasionally sell component parts to our equipment manufacturer to use in final products; these sales fluctuate based on the volume and price of parts that we directly source for the production of our equipment. Compared to 2019, we sold fewer component parts to our equipment manufacturer during 2020.

Revenue from Commercial IoT equipment sales decreased $4.2 million, or 45%, in 2020. This decrease in revenue resulted from a decrease in demand following the start of the COVID-19 pandemic. We have experienced lower demand particularly from our customers operating in the oil and gas industry. Offsetting this decline were sales of our recently-launched ST100, a one-way satellite transmitter IoT board. Numerous resellers are currently conducting trials with this device and we expect additional sales in 2021.

Operating Expenses:

Total operating expenses decreased 4% to $187.7 million in 2020 from $195.8 million in 2019. Lower cost of services, cost of subscriber equipment sales, and marketing, general and administrative costs primarily contributed to the decrease in total operating expenses. The main drivers of the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services decreased $2.7 million, or 7%, to $34.8 million in 2020 from $37.5 million in 2019. The decrease in cost of services during 2020 was driven primarily by 1) lower maintenance costs of $1.3 million resulting from revisions to contract terms with certain vendors for gateway and software maintenance and 2) lower research and development costs of $1.1 million driven by the timing of new product development. Other smaller items, such as lower travel costs and costs to support our IGOs also contributed to the remaining variance.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased by $2.5 million, or 16%, to $13.3 million in 2020 from $15.8 million in 2019. This decrease is generally consistent with the decline in total revenue from subscriber equipment sales, particularly driven by the decrease in Commercial IoT equipment, as explained above.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During 2020, we wrote down the carrying value of inventory by $0.7 million following our decision to discontinue production of a second-generation Duplex device, as well as an evaluation of excess or obsolete inventory related to end of life products and technology. During 2019, we wrote down the value of inventory by $0.4 million after adjusting for changes in the net realizable value of gateway spare parts due to excess.

Marketing, General and Administrative

Marketing, general and administrative expenses ("MG&A") decreased $3.5 million, or 8%, to $41.7 million in 2020 from $45.2 million in 2019. MG&A expense was lower in 2020 due in part to the impact of COVID-19, including lower subscriber acquisition costs (such as advertising and trade shows) of $1.8 million and lower travel costs of $1.0 million. Other smaller items, such as personnel costs and credit losses also reduced MGA expense during 2020. Offsetting these decreases were higher professional and legal fees related to strategic opportunities of $2.3 million.

Additionally, during 2019, we wrote off $3.1 million of financing costs associated with our efforts to refinance our debt obligations. This write-off was recorded following our decision to pursue an amendment to our existing First Lien Facility Agreement instead of issuing new first lien debt.

Reduction in the Value of Long-Lived Assets

During 2019, we recorded a reduction in the carrying value of long-lived assets of $1.1 million resulting from the change in classification from held and used to held for sale of our former gateway location in Nicaragua. We reduced the carrying value to the lower of cost or fair value less estimated cost to sell during the fourth quarter of 2019. During the fourth quarter of 2020, we signed a contract for the sale of this property; the final selling price (net of estimated cost to sell) is $0.3 million and, as a result, the Company recorded an additional impairment totaling $0.2 million during 2020. Additionally, during the fourth quarter of 2020, we wrote down $0.2 million related to the ground portion of construction in progress for one of our gateways resulting from an analysis made over these balances.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense increased $1.0 million to $96.8 million in 2020 compared to $95.8 million in 2019. This increase was due primarily to placing into service our new billing system implemented in 2020.

Other (Expense) Income:

 Interest Income and Expense

Interest income and expense, net, decreased $14.1 million to expense of $48.4 million for 2020 compared to expense of $62.5 million for 2019. This decrease was driven by lower gross interest costs totaling $14.7 million as well as an increase to capitalized interest of $0.8 million (which decreases interest expense). Interest income and expense, net, was also impacted by a decrease in interest income totaling $1.4 million.

Gross interest costs were impacted by lower interest associated with the First Lien Facility Agreement, the Loan Agreement with Thermo, and the June 2019 Subordinated Loan Agreement; these items were offset by higher interest on the Second Lien Facility Agreement that we entered into in November 2019. Lower interest costs for the First Lien Facility Agreement were due to the modification of the First Lien Facility Agreement in November 2019, which reduced the principal balance outstanding and the balance of deferred financing costs (resulting in lower amortization of deferred financing costs), as well as a decrease in the interest rate driven by a reduction in LIBOR. Lower interest costs for the Loan Agreement with Thermo were driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020. Lower interest costs for the Subordinated Loan Agreement are due to the full repayment of this loan in November 2019.

Interest costs associated with the First Lien Facility Agreement decreased $24.2 million (including $11.7 million of amortization of deferred financing costs), interest costs associated with the Loan Agreement with Thermo decreased $16.6 million (including $3.4 million of accretion of debt discount) and interest costs associated with the Subordinated Loan Agreement decreased $4.5 million (including $0.5 million of amortization of deferred financing costs). These decreases were offset by $30.6 million of interest (including $4.0 million of accretion of debt discount and amortization of deferred financing costs) associated with the Second Lien Facility Agreement.

Derivative Gain

We recorded derivative gains of $2.9 million and $145.1 million in 2020 and 2019, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The gains recorded during 2020 were primarily impacted by fluctuations in the discount yield used in the valuation of the embedded derivative associated with our Second Lien Facility Agreement. The gains recorded during 2019 were impacted primarily by the assumed probability of conversion of the Loan Agreement with Thermo, which occurred in February 2020, and decreased the value of the associated derivative liability. See Note 8: Fair Value Measurements to our Consolidated Financial Statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency (Loss) Gain

Foreign currency (loss) gain fluctuated by $0.8 million to a loss of $0.7 million in 2020 from a gain of $0.1 million in 2019. Changes in foreign currency gains and losses are driven by the significant financial statement items we have denominated in various currencies. The strengthening of the U.S. dollar relative to the Brazilian real unfavorably impacted our consolidated statement of operations $4.0 million; this unfavorable impact was partially offset by the strengthening of the Canadian dollar and the Euro relative to the U.S. dollar, $1.3 million and $1.7 million, respectively. Other smaller items contributed to the remaining fluctuation. Foreign currency gains and losses are due primarily to the remeasurement of certain balances at the end of each reporting period.

Other

Other expense increased to $3.6 million in 2020 compared to $2.9 million in 2019. We record the non-operating components of net periodic benefit cost to other expense, including activity related to settlement of our pension liability. In December 2020 and 2019, we settled portions of our pension liability due to certain participants; these settlements resulted in losses of $2.1 million and $0.5 million for each of 2020 and 2019, respectively. Offsetting this increase in expense were lower legal and other adviser costs incurred related to the modification of our First Lien Facility Agreement, which were recorded to non-operating expense under applicable accounting guidance.

Income Tax Expense

Income tax expense increased $0.2 million to $0.7 million in 2020 compared to $0.5 million in 2019. The primary income tax expense is related to deferred state tax liabilities associated with net operating loss limitations.

Comparison of the Results of Operations for the years ended December 31, 2019 and 2018

Discussion of the results of operations for the years ended December 31, 2019 and 2018 can be found in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

Liquidity and Capital Resources

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand, cash flows from operations and anticipated proceeds from the exercise of warrants held by our Second Lien Facility Agreement lenders. Our operating cash flows are likely to continue to be negatively impacted by COVID-19, as previously discussed. The uncertainties due to COVID-19 continue to evolve and we are monitoring our financial position as circumstances develop. We expect to use proceeds from the exercise of warrants to meet our obligations to raise no less than $45.0 million of equity prior to March 30, 2021. A portion of these proceeds will be used to pay the next scheduled principal payment due under the First Lien Facility Agreement in June 2021; the remaining proceeds will be used towards the following scheduled payment due in December 2021. A longer-term source of liquidity also includes restricted cash held in our debt service reserve account. Although there are uncertainties related to the future impact from COVID-19, we currently expect that sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. We may also access equity and debt capital markets from time to time, as needed, such as for liquidity, to improve terms of our debt instruments and to lower our principal and interest requirements.

Overview

As of December 31, 2020, we held cash and cash equivalents of $13.3 million and restricted cash of $54.7 million, of which $3.6 million and $51.1 million are recorded as current and non-current restricted cash, respectively, on our consolidated balance sheet required under our First Lien Facility Agreement. The current portion of restricted cash on our consolidated balance sheet will be used towards the next principal payment, which is scheduled for June 2021. The non-current portion of restricted cash on our consolidated balance sheet will generally be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022 (see below for further discussion). As of December 31, 2019, we held cash and cash equivalents of $7.6 million and had $51.5 million in restricted cash.

The carrying amount of our long-term debt outstanding was $385.4 million at December 31, 2020, compared to $464.2 million at December 31, 2019. At December 31, 2020, the current portion of our debt outstanding was $58.8 million and represents the scheduled principal payments under our First Lien Facility Agreement and the PPP Loan due within one year of the balance sheet date. We had no current debt outstanding at December 31, 2019.

The $78.8 million decrease in the carrying amount of our total debt balance was due primarily to the conversion of the Loan Agreement with Thermo in February 2020 into shares of common stock, resulting in a $116.5 million reduction in net debt. Also contributing to the decrease in the carrying amount of our total debt balance were unscheduled mandatory principal payments for the First Lien Facility Agreement totaling $3.4 million during 2020. This decrease was offset by 1) a higher carrying value of the Second Lien Facility Agreement of $32.4 million due to the accrual of PIK interest and the accretion of debt discount, 2) a higher carrying value of the First Lien Facility Agreement of $3.8 million due to amortization of deferred financing costs, and 3) the issuance of the PPP Loan in April 2020 of $4.9 million (net of debt issuance costs).

Cash Flows for the years ended December 31, 2020, 2019 and 2018

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2020	2019	2018
Net cash provided by operating activities	$22,215	$3,048	$5,920
Net cash used in investing activities	(14,536)	(11,491)	(17,401)
Net cash provided by (used in) financing activities	1,164	(7,923)	(18,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	52	4	(112)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,895	$(16,362)	$(29,789)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities was $22.2 million during 2020 compared to $3.0 million during 2019. This increase was due primarily to higher net income after adjusting for non-cash items due to lower interest payments and operating expenses. Partially offsetting this variance were working capital changes, which were more unfavorable in 2020 than in 2019. These unfavorable changes were due primarily to an increase in accounts receivable and a decrease in deferred revenue, which were both driven by the timing of services delivered under our subscriber and engineering service contracts relative to the timing of cash receipts. Offsetting these unfavorable items were higher inventory sales as well as fewer inventory purchases and favorable changes in prepaid and other current assets, driven in part by the final installment of $3.7 million received in January 2020 from the 2018 settlement of a business economic loss claim.

Net cash provided by operating activities was $3.0 million during 2019 compared to $5.9 million during 2018. This decrease was due primarily to lower net income after adjusting for non-cash items. Lower net income was driven by: 1) higher interest expense driven by a lower amount of cash interest capitalized during 2019 as well as higher gross interest payments due to the payment of accrued interest on the Subordinated Loan Agreement in November 2019, 2) costs associated with efforts to refinance our debt obligations, including a) the write-off of financing costs for the issuance of new first-lien debt that was ultimately not pursued, as well as third-party costs to support the modification of our First Lien Facility Agreement and b) the write-off of a portion of remaining deferred financing costs resulting from the partial paydown of the First Lien Facility Agreement, and 3) the higher cost of goods sold for tariffs resulting from a recent ruling on the classification of certain of our products.  Offsetting the decrease due to lower net income were favorable working capital changes, including primarily the timing of prepaid and other assets as well as other non-current liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $14.5 million during 2020 compared to $11.5 million during 2019. During both 2020 and 2019, the nature of our capital expenditures was related to the procurement and deployment of new antennas for our gateways. Additionally, in both 2020 and 2019, we incurred costs for other initiatives, including our new billing system, which was placed into service in April 2020, as well as product development, including software and other back-office efforts.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.2 million in 2020 compared to net cash used in financing activities of $7.9 million in 2019. In April 2020, we received proceeds of $5.0 million from the PPP Loan (discussed below); these proceeds were offset by mandatory prepayments of principal on our First Lien Facility Agreement totaling $3.4 million (discussed below) as well as the timing of payments for debt financing costs from our refinancing in 2019 totaling $1.1 million.

Net cash used in financing activities was $7.9 million in 2019 compared to $18.2 million in 2018. In June 2019, we entered into a $62.0 million Subordinated Loan Agreement, the proceeds from which were used in part to pay principal of $47.4 million towards our First Lien Facility Agreement. In November 2019, we completed a broad refinancing, which included the issuance of a $193.0 million Second Lien Facility Agreement. The proceeds, net of a $6.0 million, or 3% OID, combined with cash on hand and restricted cash were used to prepay a portion of our First Lien Facility Agreement of $151.6 million. Proceeds from the Second Lien Facility Agreement were also used to pay off the entire balance of the Subordinated Loan Agreement of $62.0 million plus accrued interest of $4.0 million. We incurred $6.2 million in debt financing costs associated with the November 2019 refinancing. Additionally, we issued warrants to purchase shares of our common stock to each of the Second Lien Facility Agreement lenders. In December 2019, Thermo exercised 9.5 million warrants resulting in cash proceeds to us of $3.6 million.

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the First Lien Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The First Lien Facility Agreement is scheduled to mature in December 2022. As of December 31, 2020, the principal amount outstanding under the First Lien Facility Agreement was $187.0 million, of which $57.5 million was recorded as current debt based on the contractual terms of the loan.

Our indebtedness under the First Lien Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year thereafter to a maximum rate of LIBOR plus 5.75%. Interest on the First Lien Facility Agreement is payable semi-annually in arrears in June and December of each calendar year. Ninety-five percent of our obligations under the First Lien Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE"). Our obligations under the First Lien Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The First Lien Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the First Lien Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the First Lien Facility Agreement, and the lenders could accelerate payment of the indebtedness. As of December 31, 2020, we were in compliance with respect to the covenants of the First Lien Facility Agreement.

The First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the First Lien Facility Agreement) on a semi-annual basis. During 2020, we were required to pay $0.3 million and $3.1 million to our first lien lenders resulting from our Excess Cash Flow calculations as of December 31, 2019 and June 30, 2020, respectively. We expect to make another prepayment in 2021 from Excess Cash Flow as of December 31, 2020. These payments reduce future principal payment obligations.

The First Lien Facility Agreement requires that we maintain a debt service reserve account, which is pledged to secure our obligations under the First Lien Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of December 31, 2020, the balance in the debt service reserve account was approximately $51.1 million and is classified as non-current restricted cash on our consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022.

The amended and restated First Lien Facility Agreement includes a requirement that we raise no less than $45.0 million from the sale of equity prior to March 30, 2021. These proceeds will be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. We currently expect to fulfill this requirement with proceeds from the exercise of the remaining warrants issued to the Second Lien Facility Agreement lenders in November 2019. We will access equity and debt capital markets, if necessary to fund any remaining requirements not satisfied through warrant proceeds. In December 2019, we received proceeds of $3.6 million from the exercise of a portion of warrants issued to the Second Lien Facility Agreement lenders, which is retained in the equity proceeds account under the First Lien Facility Agreement and is recorded in current restricted cash on our consolidated balance sheet as of December 31, 2020. Since December 31, 2020, certain of the Second Lien Facility Agreement lenders exercised approximately 5.5 million warrants at a price of $0.38 per share, the proceeds of which will be used to fulfill a portion of the $45.0 million requirement discussed above.

See Note 6: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion of the First Lien Facility Agreement.

Subordinated Loan Agreement

On July 2, 2019, we entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”), effective as of June 28, 2019, with Thermo Funding Company LLC (an affiliated entity to Thermo, as previously defined in this filing), and certain other unaffiliated parties (together with Thermo, the “Lenders”). Under the Subordinated Loan Agreement, we borrowed $62.0 million from the Lenders on June 28, 2019 for the primary purpose of funding the June 30, 2019 scheduled payment of interest and principal under our First Lien Facility Agreement and maintaining compliance with the financial covenants thereunder. The Subordinated Loan Agreement accrued interest at 15% per annum, which was capitalized and added to the outstanding principal in lieu of cash payments. Prior to repayment, the Subordinated Loan Agreement had accrued a total of $4.0 million. In November 2019, the Subordinated Loan Agreement was paid in full from a portion of the proceeds from the Second Lien Facility Agreement (see further discussion below).

Second Lien Facility Agreement

In November 2019, we entered into a $199.0 million Second Lien Facility Agreement with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Facility Agreement is scheduled to mature in November 2025. The loans under the Second Lien Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the First Lien Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of December 31, 2020, the principal amount outstanding under the Second Lien Facility Agreement was $230.6 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of December 31, 2020, approximately 115.0 million warrants remain outstanding. Subsequent to December 31, 2020, an additional 5.5 million warrants were exercised at price of $0.38 per share.

The Second Lien Facility Agreement contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of December 31, 2020, we were in compliance with all the covenants of the Second Lien Facility Agreement.

See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the Second Lien Facility Agreement.

Thermo Loan Agreement

We had an amended and restated loan agreement with Thermo (the “Loan Agreement”). Our obligations to Thermo under the Loan Agreement were subordinated to all of our obligations under the First Lien Facility Agreement and the Second Lien Facility Agreement. The Loan Agreement was convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock and accrued interest at 12% per annum, which we capitalized and added to the outstanding principal in lieu of cash payments.

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

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of December 31, 2020, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right to require us to purchase some or all of the 2013 8.00% Notes on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. As of December 31, 2020, we were in compliance with the terms of the 2013 8.00% Notes and the Indenture.

See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 2013 8.00% Notes.

Payroll Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a PPP Loan of $5.0 million loan under the payroll protection program (the "PPP") in April 2020. As of December 31, 2020, the principal amount outstanding under the PPP Loan was $5.0 million, of which $1.4 million is classified as current based on the contractual terms of the loan (as modified). The Company applied for loan forgiveness in December 2020, in accordance with the terms of the CARES Act, based on payroll and other allowable costs incurred since the date of the loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the loan with principal and interest payments beginning after the SBA has concluded on forgiveness, subject to the PPP rules. Our first and second lien lenders will require us to accelerate the repayment of any portion of the loan amount that is not forgiven.

See Note 6: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion of the PPP Loan.

Contractual Obligations and Commitments

Contractual obligations at December 31, 2020 are as follows (in thousands):

Contractual Obligations:	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations (1)	$57,468	$129,520	$1,455	$—	$—	$446,782	$635,225
Interest on long-term debt (2)	8,996	7,030	41	—	—	—	16,067
Purchase obligations (3)	1,585	4,220	2,280	—	—	—	8,085
Inventory purchase obligations (4)	6,430	—	—	—	—	—	6,430
Operating lease obligations (5)	2,597	2,479	2,510	2,383	2,405	8,802	21,176
Pension obligations	502	505	497	510	526	2,604	5,144
Total	$77,578	$143,754	$6,783	$2,893	$2,931	$458,188	$692,127

(1)These amounts include principal and payment in kind interest payments. Interest on the Second Lien Facility Agreement accrues interest at a blended rate of 13.5% per annum and is capitalized and added to the total outstanding principal in lieu of cash payments. Principal and interest under the Second Lien Facility Agreement become due and payable in November 2025.

We have $5.0 million outstanding under the PPP Loan. We applied for loan forgiveness, including both principal and interest, in accordance with the terms of the CARES Act. Any amounts not forgiven are subject to an interest rate of 1.00% per annum. As we expect the entire $5.0 million to be forgiven, this amount is excluded from the table above.

See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of these debt arrangements.

(2)Amounts include projected interest payments to be made in cash. Debt outstanding under our First Lien Facility Agreement bears interest at a floating rate and, accordingly, we estimated our interest costs in future periods.

(3)We have purchase commitments with certain vendors related to the procurement, deployment and maintenance of our network. In prior disclosures, our contractual obligations table included a contract that we previously had with MIL-SAT LLC for the procurement and production of new antennas for our gateways. While there are no remaining purchase commitments under this contract, we expect to purchase additional antennas for certain gateways in the future directly from the manufacturer.

See Note 9: Commitments and Contingencies in our Consolidated Financial Statements for discussion on our contractual commitments.

(4)Amounts include obligations for non-cancelable purchase orders for inventory as of December 31, 2020. We expect to fulfill these purchase orders during 2021 based on current forecasted equipment sales.

(5)As of December 31, 2020, we executed additional operating leases, primarily for new gateway locations, that are expected to commence during 2021. Accordingly, these leases are not included on the balance sheet as of December 31, 2020 or in the table above. We are in the process of evaluating these lease obligations.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication, and one-way and two-way data transmissions between a mobile or fixed device, (ii) subscriber equipment revenue from the sale of fixed and mobile devices as well as other products and accessories, and (iii) service revenue from providing engineering and support services to certain customers. The complexities or judgements involved in revenue recognition is discussed in detail below by type of revenue.

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

For Duplex service revenue, we recognize revenue for monthly access fees in the period services are rendered. Access fees represent the minimum monthly charge for each line of service based on its associated rate plan. We also recognize revenue for airtime minutes and data in excess of the monthly access fees in the period such minutes or data are used. Under certain annual plans whereby a customer prepays for a predetermined amount of minutes and data, revenue is recognized consistent with the customer's expected pattern of usage, based on historical experience because we believe that this method most accurately depicts the satisfaction of our obligation to the customer. The estimated timing of revenue recognition for these usage-based customers is driven by historical customer usage patterns. For annual plans where the customer is charged an annual fee to access our system, we recognize revenue on a straight-line basis over the term of the plan.

We provide certain engineering services to assist customers in developing new applications to operate on our network. We generally recognize the revenues associated with these services when the performance obligations are performed, the timing of which may involve complex judgements by management.

At times, we sell subscriber equipment through multiple-element arrangement contracts with services. When we sell subscriber equipment and services in bundled arrangements and determine that we have separate performance obligations, we allocate the bundled contract price among the various performance obligations based on relative stand-alone selling prices at contract inception of the distinct goods or services underlying each performance obligation and recognizes them when, or as, each performance obligation is satisfied. Determination of the relative stand-alone selling prices is complex and involves judgement, as prices may vary based on many factors, such as promotions, customer, volume and/or type of equipment sold.

Property and Equipment

The vast majority of our property and equipment is costs incurred related to the construction of our second-generation constellation and ground station upgrades. Accounting for these assets requires us to make complex judgments and estimates. We capitalize costs associated with the design, manufacture, test and launch of our low earth orbit satellites. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite equal to its net book value, if any, in the period it is determined that the satellite is not recoverable.

Estimating the useful life of our assets is complex and involves judgement; to the extent the useful life of our significant assets changes, this could impact our operating results. The estimated useful lives of our assets is based on many factors, including estimated design life, information from our engineering department and our overall strategy for the use of the assets. A one year reduction in the estimated useful life of our second-generation satellites and ground network would result in an annual increase to depreciation expense of $5.2 million and $1.1 million, respectively. We capitalize costs associated with the design, manufacture and test of our ground stations and other capital assets. We track capitalized costs associated with our ground stations and other capital assets by fixed asset category and allocate them to each asset as it comes into service.

We evaluate the appropriateness of estimated depreciable lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances.

We review the carrying value of our assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. If indicators of impairment exist, we compare future undiscounted cash flows to the carrying value of the asset group. If an asset is not recoverable, its carrying value would be adjusted down to fair value and an impairment loss would be recorded. Key assumptions in our impairment tests include projected future cash flows, the timing of network upgrades and current discount rates. Additionally, from time to time, we perform profitability analyses to determine if investments in certain products and/or services remain viable. In the event we determine to no longer support a product or service, or that an asset is not expected to generate future benefit, the asset may be abandoned and an impairment loss may be recorded.

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

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the Loan Agreement with Thermo and the 2013 8.00% Notes, we use a Monte Carlo simulation model to determine fair value. For the mandatory prepayments in the Second Lien Facility Agreement, we use a probability weighted discounted cash flow model to determine fair value. The timing and amount of these cash flows involve significant judgement. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Our financial position and results of operations may vary materially from quarter-to-quarter based on changes to the inputs and assumptions used in the derivative valuation models changes in these estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are denominated primarily in Canadian dollars, Brazilian reais and euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the lenders to the First Lien Facility Agreement no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the First Lien Facility Agreement, and with that consent the counterparties may only be the lenders to the First Lien Facility Agreement.

We also have operations in Argentina, which is considered to have a highly inflationary economy. We continue to monitor the significant uncertainty surrounding current Argentinian exchange mechanisms. Operations in this country are not considered significant to our consolidated operations.

Our interest rate risk arises from our variable rate debt under our First Lien Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. We have $187.0 million in principal outstanding under the First Lien Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $1.9 million annually.

See Note 8: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Globalstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Globalstar, Inc. (the Company) as of December 31, 2020, and the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Useful life of Space component assets
Description of the Matter
At December 31, 2020, the Company had $1.2 billion of Space component assets recorded as property and equipment. As discussed in Note 1 to the consolidated financial statements, the Company’s Space component assets are depreciated on a straight-line basis over their estimated useful life, which is currently estimated to be 15 years. Management’s estimate of the useful life of its Space component assets was based on estimated design life, information from the Company’s engineering department and overall Company strategy for the use of the assets.

Auditing the Company’s estimate of the useful life of its Space component assets involved a high degree of subjectivity due to the application of management’s judgment when evaluating the available information to determine the estimated useful life. The resulting estimated useful life has a significant effect on the timing of recognition of depreciation expense given the magnitude of the carrying amount of the Space component assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine the estimate useful life of its Space component assets, including controls over management’s evaluation of the available information to determine the estimated useful life.

Our testing of the Company's estimated useful life of the Space component assets included, among other procedures, evaluating the application of available information to determine their estimated useful life. We compared management’s useful life to the manufacturer’s estimated design life, publicly available information on the estimated useful life of similar assets, operation and performance of the assets per the Company’s engineering group, and the life of its first-generation satellite constellation. Additionally, we evaluated the effect of changes, if any, in the Company’s long-term strategy for use of the assets on the useful life estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New Orleans, Louisiana
March 4, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Globalstar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Globalstar, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Globalstar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes and our report dated March 4, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 4, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.
Covington, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Globalstar, Inc. (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Company's auditor from 2006 to 2019.

Oak Brook, Illinois
February 28, 2020

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$13,330	$7,606
Restricted cash	3,625	622
Accounts receivable, net of allowance for credit losses of $4,352 and $2,952, respectively	22,147	21,760
Inventory	13,736	16,341
Prepaid expenses and other current assets	15,649	16,931
Total current assets	68,487	63,260
Property and equipment, net	715,909	799,914
Restricted cash	51,068	50,900
Operating lease right of use assets, net	14,400	15,871
Intangible and other assets, net of accumulated amortization of $9,998 and $9,009, respectively	38,229	35,645
Total assets	$888,093	$965,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58,824	$—
Accounts payable	2,917	8,015
Accrued expenses	25,916	24,874
Payables to affiliates	581	261
Deferred revenue	25,977	29,910
Total current liabilities	114,215	63,060
Long-term debt, less current portion	326,586	464,176
Lease liabilities	13,726	14,747
Employee benefit obligations	3,650	4,128
Derivative liabilities	123	3,792
Deferred revenue	3,280	5,273
Other non-current liabilities	3,448	3,071
Total non-current liabilities	350,813	495,187

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized; 1,674,668,617 shares and 1,464,544,144 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	167	146
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	2,096,566	1,970,047
Accumulated other comprehensive loss	(2,944)	(3,449)
Retained deficit	(1,670,724)	(1,559,401)
Total stockholders’ equity	423,065	407,343
Total liabilities and stockholders’ equity	$888,093	$965,590
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$113,191	$113,386	$111,089
Subscriber equipment sales	15,296	18,332	19,024
Total revenue	128,487	131,718	130,113
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	34,751	37,456	37,648
Cost of subscriber equipment sales	13,268	15,763	14,441
Cost of subscriber equipment sales - reduction in the value of inventory	662	416	—
Marketing, general and administrative	41,738	45,233	55,443
Reduction in the value of long-lived assets	416	1,124	—
Revision to contract termination charge	—	—	(20,478)
Depreciation, amortization and accretion	96,815	95,772	90,438
Total operating expenses	187,650	195,764	177,492
Loss from operations	(59,163)	(64,046)	(47,379)
Other (expense) income:
Interest income and expense, net of amounts capitalized	(48,429)	(62,464)	(43,612)
Derivative gain	2,897	145,073	81,120
Gain on legal settlement	—	120	6,779
Foreign currency (loss) gain	(727)	64	(3,070)
Other	(3,555)	(2,878)	(229)
Total other (expense) income	(49,814)	79,915	40,988
(Loss) income before income taxes	(108,977)	15,869	(6,391)
Income tax expense	662	545	125
Net (loss) income	$(109,639)	$15,324	$(6,516)
Net (loss) income per common share:
Basic	$(0.07)	$0.01	$(0.01)
Diluted	(0.07)	(0.07)	(0.01)
Weighted-average shares outstanding:
Basic	1,642,359	1,450,768	1,269,548
Diluted	1,642,359	1,655,191	1,269,548

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(109,639)	$15,324	$(6,516)
Other comprehensive (loss) income:
Defined benefit pension plan liability adjustment	2,042	1,097	(64)
Net foreign currency translation adjustment	(1,537)	(707)	3,164
Total other comprehensive income	505	390	3,100
Total comprehensive (loss) income	$(109,134)	$15,714	$(3,416)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – December 31, 2017	1,261,949	$126	$1,869,339	$(6,939)	$(1,571,302)	$291,224
Net issuance of restricted stock awards and recognition of stock-based compensation	11,892	2	7,726	—	—	7,728
Contribution of services	—	—	428	—	—	428
Issuance and recognition of stock-based compensation of employee stock purchase plan	1,514	—	1,047	—	—	1,047
Issuance of stock for public offering	171,429	17	59,083	—	—	59,100
Stock offering issuance costs	—	—	(259)	—	—	(259)
Other comprehensive income	—	—	—	3,100	—	3,100
Impact of adoption of ASC 606	—	—	—	—	3,093	3,093
Net loss	—	—	—	—	(6,516)	(6,516)
Balances – December 31, 2018	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards and recognition of stock-based compensation	6,003	—	4,118	—	—	4,118
Contribution of services	—	—	338	—	—	338
Issuance and recognition of stock-based compensation of employee stock purchase plan	2,257	—	1,096	—	—	1,096
Stock offering issuance costs	—	—	(195)	—	—	(195)
Investment in business	—	—	155	—	—	155
Fair value of warrants issued in connection with Second Lien Facility Agreement	—	—	23,562	—	—	23,562
Issuance of stock for warrant exercises	9,500	1	3,609	—	—	3,610
Other comprehensive income	—	—	—	390	—	390
Net income	—	—	—	—	15,324	15,324
Balances – December 31, 2019	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	7,637	1	4,766	—	—	4,767
Contribution of services	—	—	232	—	—	232
Issuance and recognition of stock-based compensation of employee stock purchase plan	2,253	—	1,048	—	—	1,048
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Common stock issued in connection with conversion of 2013 8.00% Notes	95	—	32	—	—	32
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	505	—	505
Net loss	—	—	—	—	(109,639)	(109,639)
Balances – December 31, 2020	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
                See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows provided by operating activities:
Net (loss) income	$(109,639)	$15,324	$(6,516)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	96,815	95,772	90,438
Change in fair value of derivative liabilities	(2,897)	(145,073)	(81,120)
Stock-based compensation expense	5,670	5,700	6,995
Amortization of deferred financing costs	4,243	15,896	8,690
Reduction in the value of long-lived assets and inventory	1,078	1,540	—
Provision for credit losses	1,656	1,747	1,398
Noncash interest and accretion expense	33,847	21,453	14,541
Revision to contract termination charge	—	—	(20,478)
Change to estimated impact upon adoption of ASC 606	—	(3,885)	—
Loss on pension settlement	2,075	455	—
Noncash revenue recognized from terminated contract	(2,916)	—	—
Unrealized foreign currency loss (gain)	1,362	(192)	3,057
Other, net	338	143	919
Changes in operating assets and liabilities:
Accounts receivable	(8,494)	(4,299)	(3,792)
Inventory	2,176	(1,664)	(486)
Prepaid expenses and other current assets	981	(421)	(7,926)
Other assets	(890)	864	(3,794)
Accounts payable and accrued expenses	(197)	(173)	3,979
Payables to affiliates	319	(395)	431
Other non-current liabilities	(60)	359	(1,394)
Deferred revenue	(3,252)	(103)	978
Net cash provided by operating activities	22,215	3,048	5,920
Cash flows used in investing activities:
Second-generation network costs (including interest)	(7,317)	(3,342)	(7,032)
Property and equipment additions	(5,157)	(4,594)	(7,349)
Purchase of intangible assets	(2,062)	(3,555)	(3,020)
Net cash used in investing activities	(14,536)	(11,491)	(17,401)
Cash flows provided by (used in) financing activities:
Principal payments of the First Lien Facility Agreement	(3,373)	(199,029)	(77,866)
Proceeds from PPP Loan	4,973	—	—
Net proceeds from common stock offering and exercise of warrants	—	3,610	59,100
Payments for debt and equity issuance costs	(1,074)	(6,166)	(276)
Proceeds from Subordinated Loan Agreement	—	62,000	—
Payoff of Subordinated Loan Agreement	—	(62,000)	—
Proceeds from Second Lien Facility Agreement	—	192,990	—
Proceeds from issuance of common stock and exercise of options	638	672	846
Net cash provided by (used in) financing activities	1,164	(7,923)	(18,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	52	4	(112)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,895	(16,362)	(29,789)
Cash, cash equivalents and restricted cash, beginning of period	59,128	75,490	105,279
Cash, cash equivalents and restricted cash, end of period	$68,023	$59,128	$75,490

	As of December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$13,330	$7,606	$15,212
Restricted cash (See Note 6 for further discussion on restrictions)	54,693	51,522	60,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,023	$59,128	$75,490

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$10,918	$27,353	$25,867
Income taxes	68	45	155

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for second-generation network costs	$1,638	$434	$2,093
Capitalized accretion of debt discount and amortization of prepaid financing costs	447	501	1,898
Principal amount of Loan Agreement with Thermo converted into common stock	137,366	—	—
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	17,963	—	—
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	84,059	—	—
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	1,058	—	—
Fair value of warrants issued with Second Lien Facility Agreement	—	23,562	—

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services through its global satellite network. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates, (collectively, “Thermo”) is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

Globalstar currently provides the following communications services:

•two-way voice communication and data transmissions using mobile or fixed devices, including the GSP-1700 phone, two generations of the Sat-Fi ® and other fixed and data-only devices ("Duplex");
•one-way or two-way communication and data transmissions using mobile devices, including the SPOT family of products, such as SPOT X ®, SPOT Gen4TM and SPOT Trace®, that transmit messages and the location of the device ("SPOT");
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including commercial IoT products, such as the battery- and solar-powered SmartOne, STX-3 and ST100 ("Commercial IoT"); and
•engineering services to assist certain customers in developing new applications to operate on the Company's network, enhancements to the Company's ground network and other communication services using the Company's MSS and terrestrial spectrum licenses ("Engineering and Other").

Globalstar provides Duplex, SPOT and Commercial IoT products and services to customers directly and through a variety of independent agents, dealers, resellers and independent gateway operators (“IGOs”).

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic. The impact caused by COVID-19 for the period ended December 31, 2020 and through the release date of these consolidated financial statements included, among other effects, the accommodation of certain pricing concessions requested by customers and experienced lower demand for its products and services, particularly from its customers that operate in the oil and gas market. While the full extent and duration of the impact is unknown, the Company expects a continuation of this lower demand at least until this industry fully recovers. While the Company also initially experienced a reduction in demand from its customers that operate in the retail industry, this demand has recovered, due in part to the re-opening of most retailer store locations. Additionally, the Company began and expects to continue to operate with a remote workforce, manage a supply chain sourcing predominantly from China, and engage with international regulators remotely to advance the terrestrial spectrum authorization process. There are a number of uncertainties that could impact the Company's future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains.

In accordance with the Company's accounting policies disclosed in this Report, the Company reviews the carrying value of long-lived assets, amortizable intangible assets and inventory when circumstances warrant an assessment in order to evaluate whether indicators of impairment exist. No indicators of impairment of long-lived assets or intangible assets were identified; furthermore, the reduction in cash flows from the areas of the business impacted by COVID-19 are expected to be temporary. For inventory associated with the areas of the business impacted by COVID-19, the carrying value of inventory on hand was already lower than its expected net realizable value; accordingly, no impairment has been necessary in connection with

COVID-19. For accounts receivable, the Company increased its loss rate for certain receivables as discussed in more detail in this Note 1: Summary of Significant Accounting Policies.

Revised internal cash flow and financial projections have also been evaluated in light of financial covenant requirements in the Company's facility agreements. This liquidity assessment considers relief granted to the Company under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act), including a $5.0 million loan the Company received in April 2020 under the payroll protection program, which the Company expects to be forgiven, and the deferral of the payment of certain payroll taxes. Additionally, the Company evaluated tax law changes pursuant to the CARES Act and revised its net operating loss carryforwards and other estimates, as necessary.

For further discussion relating to the matters discussed above, see Note 6: Long-Term Debt and Other Financing Arrangements and Note 13: Taxes.

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

Restricted Cash

Restricted cash is comprised of funds held in escrow by the agent for the Company’s senior secured facility agreement (the “First Lien Facility Agreement”) to secure the Company’s principal and interest payment obligations related to its First Lien Facility Agreement. Restricted cash is classified as either a current or non-current asset on the Company's Consolidated Balance Sheet based on when these funds are expected to be used to pay principal and interest due under the First Lien Facility Agreement.

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

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for credit losses based on factors such as supportable and reasonable current trends, the length of time the receivables are past due and historical collection experience. The Company believes that historical collection experience is the most reasonable basis for predicting future performance. The Company’s major portfolio of contract assets are customer receivables and, as such, historical delinquency percentages are generally consistent over time. The estimate of the allowance for credit losses is computed using aging schedules by type of revenue (service and subscriber equipment), by product (Duplex, SPOT and Commercial IoT) and by country. As discussed above, accounts receivable are considered past due in accordance with the contractual terms of the applicable arrangements. The Company applies a loss rate to its portfolio of trade receivables based on past-due status and records an allowance for credit losses, which represents the expected losses of those trade receivables over their estimated contractual life. The estimated life may vary by service and product type, but is generally less than one year. Allowances are generally recorded for all aging categories of outstanding receivables, including those in the current category (which is a change from legacy GAAP). Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for credit losses. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

In March 2020, after the Company adopted ASU No. 2016-13, the World Health Organization declared the outbreak COVID-19 a global pandemic. COVID-19 has resulted in some disruption to the Company, primarily as it relates to the volume of equipment sales and uncertainties impacting the collection of certain outstanding receivables. Although the Company expects this disruption to be temporary, it has considered the potential impact of COVID-19 on its portfolio of trade receivables and has increased its loss rate for such receivables for the year ended December 31, 2020, in limited circumstances. The Company will continue to reassess its sales and collections of receivables each reporting period to support its allowance across its portfolio.

The following is a summary of the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$2,952	$3,382	$3,610
Impact of adoption of ASU 2016-13	1,684	—	—
Provision, net of recoveries	1,656	1,747	1,398
Write-offs and other adjustments	(1,940)	(2,177)	(1,626)
Balance at end of period	$4,352	$2,952	$3,382

Inventory

Inventory consists primarily of purchased products, including subscriber equipment devices, which work on the Company’s network, of approximately $9.5 million and $12.0 million as of December 31, 2020 and 2019, respectively, as well as ground infrastructure assets expected to be used as spare parts of approximately $4.3 million as of December 31, 2020 and 2019, respectively. Inventory is stated at the lower of cost or net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the net realizable value and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off.

For the years ended December 31, 2020 and 2019, the Company wrote down the value of inventory by $0.7 million and $0.4 million, respectively, after adjusting for changes in net realizable value. In 2020, the Company discontinued production of a second-generation Duplex device, which was the majority of the write down recorded. The remaining reduction in value of inventory recorded during 2020 was driven by an evaluation of excess or obsolete inventory related to end of life products and technology. In 2019, the Company reduced the carrying value of gateway spare parts due to excess hardware parts. During the year ended December 31, 2018, no write down of inventory was recorded.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Space Component - 15 years from the commencement of service
Ground Component - 7 or 15 years from commencement of service
Software, Facilities & Equipment - 3 to 10 years
Buildings - 18 years
Leasehold Improvements - Shorter of lease term or the estimated useful lives of the improvements

The estimated useful lives of the Company's Space and Ground components were based on estimated design life, information from the Company's engineering department and overall Company strategy for the use of these assets. The Company evaluates and revises the estimated depreciable lives assigned to property and equipment based on changes in facts and circumstances. When changes are made to estimated useful lives, the remaining carrying amounts are depreciated prospectively over the remaining useful lives.

For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, the estimated cost and accumulated depreciation is removed from property and equipment.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If the asset is not recoverable, its carrying value would be adjusted down to fair value and an impairment loss would be recorded. Additionally, the Company routinely performs profitability analyses to determine if investments in certain products and/or services remain viable. In the event the Company decides not to support a product or service, or determines that an asset is not expected to generate future benefit, the asset may be abandoned and an impairment loss may be recorded on the associated assets.

Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell; these assets are generally classified as current on the Company's consolidated balance sheets as the disposal of these assets is expected within one year. As of December 31, 2020 and 2019, the Company had approximately $0.3 million and $0.5 million, respectively, of assets classified as held for sale due to the anticipated disposal of its former gateway location in Nicaragua. The change in classification from held and used to held for sale resulted in an initial impairment of long-lived assets of $1.1 million during 2019, which was recorded in the Company's consolidated statement of operations. In the fourth quarter of 2020, the Company signed a contract for the sale of this property; the final selling price (net of estimated costs to sell) is $0.3 million and, as a result, the Company recorded an additional impairment totaling $0.2 million.

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

The Company’s existing leases have remaining lease terms of less than 1 year to 11 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its consolidated balance sheet.

The Company reviews the carrying value of its right-of-use assets for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the estimated future undiscounted cash flows, excluding financing costs. If a right-of-use asset is not recoverable, its carrying value would be adjusted down to fair value and an impairment loss would be recorded.

Derivative Instruments

Upon inception of a contract, the Company evaluates if the contract contains a derivative instrument. The Company has financing arrangements that are hybrid instruments that contain embedded derivative features. Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets and are measured at fair value with gains or losses recognized in earnings. The Company determines the fair value of derivative instruments based on available market data and assumptions developed by management using appropriate valuation models.

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the expected term of the corresponding debt. Deferred financing costs are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period. As of December 31, 2020 and 2019, the Company had net deferred financing costs of $38.5 million and $43.6 million, respectively.

Fair Value of Financial Instruments

The Company believes it is not practicable to determine the fair value of the First Lien Facility Agreement, the Second Lien Facility Agreement and the Payroll Protection Program Loan ("PPP Loan"). Interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. For the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“2013 8.00% Notes”), the fair value of debt is calculated using inputs consistent with those used to calculate the fair value of the derivatives embedded in these instruments.

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

Revenue Recognition and Deferred Revenue

Revenue consists primarily of satellite voice and data service revenue, revenue generated from the sale of fixed and mobile devices, and revenue from providing engineering and support services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Each type of revenue is a separate performance obligation with distinct deliverables and is therefore accounted for discretely. Revenue is measured based on the consideration specified in a contract with a customer, adjusted for credits and discounts, as applicable, and is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer.

Generally, service revenue is recognized over a period of time and revenue from the sale of subscriber equipment is recognized at a point in time. The recognition of revenue for service is over time as the customer simultaneously receives and consumes the benefits of the Company’s performance over the contract term. The recognition of revenue for subscriber equipment is at a point in time as the risks and rewards of ownership of the hardware transfer to the customer generally upon shipment, which is when legal title of the product transfers to the customer, among other things (as discussed further below).

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

 Equipment Revenue. Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Commercial IoT products, and accessories. The Company recognizes revenue upon shipment provided control has transferred to the customer. Indicators of transfer of control include, but are not limited to; 1) the Company’s right to payment, 2) the customer has legal title of the equipment, 3) the Company has transferred physical possession of the equipment to the customer or carrier, and 4) the customer has significant risks and rewards of ownership of the equipment. The Company sells equipment designed to work on its network through various channels, including through dealers, retailers and resellers (including IGOs) as well as direct to consumers or other businesses by its global sales team and through its e-commerce website. The sales channel depends primarily on the type of equipment and geographic region. Promotional rebates are offered from time to time. A reduction to revenue is recorded to reflect the lower transaction price based on an estimate of the customer take rate at the time of the sale using primarily historical data. This estimate is adjusted periodically to reflect actual rebates given to the Company’s customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of subscriber equipment sales.

Engineering and Other Service Revenue. Other service revenue includes primarily revenue associated with engineering services to assist customers in developing new applications to operate on its network. The revenue associated with these engineering services is generally recorded over time as the services are rendered, and the Company's obligation to the customer is satisfied. Additionally, the Company owns and operates its satellite constellation and earns a portion of its revenues through the sale of airtime minutes or data on a wholesale basis to IGOs. Revenue from services provided to IGOs is recognized based upon airtime minutes or data packages used by customers of the IGOs and in accordance with contractual fee arrangements.

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

Stock-Based Compensation

The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant. For restricted stock awards and units, the fair value is determined from the stock price on the grant date. The Company's estimate of the forfeiture rate of its share-based awards also impacts the timing of expense recorded over the vesting period of the award. The Company's estimate for pre-vesting forfeitures is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. For share-based awards with a performance condition that affects vesting, the Company recognizes compensation cost for awards if and when the performance condition is probable of achievement. See Note 15: Stock Compensation for a description of methods used to determine the Company's assumptions.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, unless the subsidiary operates in a hyperinflationary economy, such as Venezuela and Argentina. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2020, 2019 and 2018, the foreign currency translation adjustments were net losses of $1.5 million, net losses of $0.7 million and net gains of $3.2 million, respectively.

Foreign currency transaction gains/losses were approximately net losses of $0.7 million, net gains of $0.1 million and net losses of $3.1 million for each of 2020, 2019, and 2018, respectively. These were classified as other (expense) income on the consolidated statement of operations.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of gateway long-lived assets are measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, the Company also capitalizes, as part of the asset carrying amount, the estimated costs associated with its expected retirement. This asset is depreciated over the life of the gateway to be retired. Accretion of the asset retirement obligation liability and depreciation of the related assets are included in depreciation, amortization and accretion in the accompanying consolidated statements of operations. As of both December 31, 2020 and 2019, the Company had accrued approximately $1.6 million and $1.5 million, respectively, for asset retirement obligations. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under site leases to remove the gateway equipment and restore the lease sites to their original condition.

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

Research and Development Expenses

Research and development costs were $1.9 million, $3.2 million and $2.7 million for 2020, 2019 and 2018, respectively. These costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

Income Taxes

The Company is taxed as a C corporation for U.S. tax purposes. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date; however, as the Company has a full valuation allowance on its deferred tax assets, there is no impact to the consolidated statements of operations and balance sheets.

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carry-back year(s) if carry-back is permitted under applicable tax law; and (iv) tax planning strategies.

Comprehensive (Loss) Income

All components of comprehensive (loss) income, including the minimum pension liability adjustment and foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.

(Loss) Earnings Per Share

The Company is required to present basic and diluted (loss) earnings per share. Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator used to calculate diluted EPS includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net (loss) income. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of potentially dilutive common shares for the Company's convertible notes are calculated using the if-converted method. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

Intangible and Other Assets

Intangible Assets Not Subject to Amortization

A significant portion of the Company's intangible assets are licenses that provide the Company the exclusive right to provide MSS services over the Globalstar System or to utilize designated radio frequency spectrum to provide terrestrial wireless communication services in a particular region of the world. While licenses are issued for only a fixed time, such licenses are subject to renewal by the Federal Communications Commission ("FCC") or equivalent international regulatory authorities. These license renewals are expected to occur routinely and at nominal cost. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of its wireless licenses. As a result, the Company treats the wireless licenses as an indefinite-lived intangible asset. The Company re-evaluates the useful life determination for wireless licenses annually, or more frequently if needed, to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an indicator is present, the Company would measure recoverability by comparing the carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is not recoverable, the undiscounted cash flows do not exceed the carrying amount and the carrying amount would be adjusted down to its fair value.

Intangible Assets Subject to Amortization

Our intangible assets that do not have indefinite lives (primarily developed technology and customer relationships) are amortized over their estimated useful lives. For information related to each major class of intangible assets, including accumulated amortization and estimated average useful lives, see Note 5: Intangible and Other Assets.

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

Business Economic Loss Claim Receivable

In accordance with ASC 450, the Company believes that the recognition of a gain is appropriate at the earlier of when the gain is realizable or realized. A realized gain is one where cash (or other assets, such as claims to cash) has already been received without expectation of repayment. A gain is realizable when assets are readily convertible to known amounts of cash or claims to cash. In May 2018, the Company entered into a settlement agreement related a business economic loss claim. The Company received proceeds of $7.4 million, net of legal fees, related to this settlement. The Company received the two installments of $3.7 million each in January 2019 and January 2020. As part of the Company's assessment, it considered that the terms of the settlement agreement are final (e.g. not subject to appeal) and the counterparty has the ability to pay the amount. Therefore, the Company recorded a receivable and non-operating income for the amount of the settlement. When this receivable was recorded in 2018, the Company imputed interest in accordance with ASC 835-30-15-2 as it represented a contractual right to receive money on fixed or determinable dates. The difference between the present value and the face amount was treated as a discount and was amortized as interest income over the life of the claim using the interest method.
Contract Acquisition Costs

The Company also capitalizes incremental costs to obtain a contract, or contract acquisition costs, to the extent it expects to recover them. These capitalized costs primarily include deferred subscriber acquisition costs and are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. When a contract terminates prior to the end of its expected life, the remaining contract acquisition cost associated with it becomes impaired and the amount is expensed.

Total contract acquisition costs were $2.4 million and $2.0 million as of December 31, 2020 and 2019, respectively, and are recorded in other assets on the Company's consolidated balance sheet. These costs are typically amortized to marketing, general and administrative expenses over three years, which considers anticipated contract renewals. For the years ended December 31, 2020, 2019 and 2018, the amount of amortization related to contract acquisition costs was $2.1 million, $1.4 million and $1.5 million, respectively.

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

Other Information

Advertising Expenses

Advertising costs were $2.5 million, $3.4 million and $3.6 million for 2020, 2019, and 2018, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans as outlined in ASU No. 2018-14. This ASU is effective for public entities for annual periods beginning after December 15, 2020. This ASU adds certain narrative disclosures and removes other disclosures as outlined in ASU No. 2018-14 related to the defined benefit plan as outlined in ASU No. 2018-14. The Company adopted this standard when it became effective on January 1, 2021. The adoption of this standard will impact certain of the Company's disclosures in future filings.

In December 2019, the FASB issued ASU No. 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 amends the accounting treatment for income taxes by simplifying and clarifying certain aspects of the existing guidance. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2020. The Company adopted this standard when it became effective on January 1, 2021. The adoption of this standard did not have a material effect on the Company's financial statements or related disclosures.

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06: Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Among other things, ASU No. 2020-06 simplifies the guidance in ASC 470 by eliminating two of the three models that require separating embedded conversion features from convertible instruments. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2021. Early adoption is permitted as of the beginning of any interim or annual reporting period, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For existing debt instruments, the Company does not expect this standard will have a material impact to its consolidated financial statements or related disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13, as amended, significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2019. The Company adopted this standard when it became effective on January 1, 2020. See further discussion above in "Accounts and Notes Receivable" in this Note for a discussion of the impact to the Company's consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. The Company adopted this standard when it became effective on January 1, 2020. The adoption of this standard impacted certain of the Company's disclosures included in Note 8: Fair Value Measurements.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Service revenue:
Duplex	$33,878	$43,679	$41,223
SPOT	46,417	50,461	52,363
Commercial IoT	17,174	16,972	13,459
Engineering and Other	15,722	2,274	4,044
Total service revenue	113,191	113,386	111,089

Subscriber equipment sales:
Duplex	$1,883	$1,325	$2,021
SPOT	8,176	7,617	8,425
Commercial IoT	5,140	9,300	8,444
Other	97	90	134
Total subscriber equipment sales	15,296	18,332	19,024

Total revenue	$128,487	$131,718	$130,113

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Service revenue:
United States	$84,290	$80,704	$78,918
Canada	18,217	20,709	20,186
Europe	7,040	8,628	9,190
Central and South America	2,717	2,513	2,183
Others	927	832	612
Total service revenue	113,191	113,386	111,089

Subscriber equipment sales:
United States	$8,226	$9,937	$11,756
Canada	3,741	4,632	3,051
Europe	1,639	1,707	2,487
Central and South America	1,674	1,946	1,472
Others	16	110	258
Total subscriber equipment sales	15,296	18,332	19,024

Total revenue	$128,487	$131,718	$130,113

During the third quarter of 2019, the Company revised its calculation of the estimated impact from the initial adoption of ASC 606 to recognize additional revenue that should have been recognized under ASC 606 for contracts that were open at the adoption date. The adjustment, which totaled $3.9 million, was recorded to Duplex service revenue and was deemed immaterial to the Company’s financial statements for each period since January 1, 2018; this was reflected as an out-of-period amount.

Accounts Receivable

The Company has agreements with certain of its IGOs whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of December 31, 2020 and 2019, $1.9 million and $6.5 million, respectively, related to these agreements was included in accounts receivable on the Company’s consolidated balance sheet. The decrease in this balance from December 31, 2019 to 2020 was due to a net settlement with one of the Company's IGOs that reduced outstanding accounts receivable and accounts payable balances during the fiscal year end December 31, 2020.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the years ended December 31, 2020 and 2019 from performance obligations included in the contract liability balance at the beginning of these periods was $31.2 million and $30.9 million, respectively. Additionally, during the fourth quarter of 2020, the Company recognized $2.9 million of revenue previously included in non-current deferred revenue related to a contract executed in 2007 for the construction of a gateway in Nigeria, upon its termination due to a lack of performance by the partner, and the Company's performance of all obligations in accordance with the terms of the contract.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company offers multi-year contracts. As of December 31, 2020, the Company expects to recognize $26.0 million, or approximately 89%, of its remaining performance obligations during the next twelve months.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:	As of:
	December 31, 2020	December 31, 2019
Operating leases:
Right-of-use asset, net	$14,400	$15,871

Short-term lease liability (recorded in accrued expenses)	1,330	1,634
Long-term lease liability	13,726	14,747
Total operating lease liabilities	$15,056	$16,381

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$19	$95

Short-term lease liability (recorded in accrued expenses)	11	68
Long-term lease liability (recorded in non-current liabilities)	9	19
Total finance lease liabilities	$20	$87

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands). For the years ended December 31, 2020 and 2019, the Company has presented financial results and applied its accounting policies under ASC 842; for the year ended December 31, 2018, financial results and accounting policies have not been adjusted and are reflected under legacy GAAP pursuant to ASC 840.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019

Operating lease cost:
Amortization of right-of-use assets	$1,880	$1,719
Interest on lease liabilities	1,320	1,098
Finance lease cost:
Amortization of right-of-use assets	76	105
Interest on lease liabilities	4	11
Short-term lease cost	100	180
Total lease cost	$3,380	$3,113
As reported under legacy GAAP, total rent expense for 2018 was approximately $1.4 million. The increase in lease expense from 2018 to 2019 was due primarily to the lease entered into in February 2019 with Thermo Covington, LLC for the Company's new headquarters office.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:	As of:
	December 31, 2020	December 31, 2019

Weighted-average lease term
Finance leases	1.8 years	1.5 years
Operating Leases	8.3 years	8.9 years

Weighted-average discount rate
Finance leases	7.2%	8.1%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands). As noted above, presentation for the year ended December 31, 2018 has not been adjusted under the modified retrospective method of adoption.

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,055	$2,647
Operating cash flows from finance leases	4	11
Financing cash flows from finance leases	68	103

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of December 31, 2020 (amounts in thousands):

	Operating Leases	Finance Leases

2021	$2,597	$11
2022	2,478	6
2023	2,510	4
2024	2,383	—
2025	2,405	—
Thereafter	8,803	—
Total lease payments	$21,176	$21
Imputed interest	(6,120)	(1)
Discounted lease liability	$15,056	$20

As of December 31, 2020, the Company had executed additional operating leases, primarily for new gateway locations, that are expected to commence during 2021. Accordingly, these leases are not included on the balance sheet as of December 31, 2020 or in the maturity table above. The Company is in the process of evaluating these lease obligations.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,443	32,443
Ground component	272,492	269,547
Construction in progress:
Ground component	19,327	16,040
Other	3,298	5,132
Total Globalstar System	1,523,069	1,518,671
Internally developed and purchased software	23,984	18,922
Equipment	9,679	8,731
Land and buildings	3,110	3,287
Leasehold improvements	1,655	1,633
Total property and equipment	1,561,497	1,551,244
Accumulated depreciation	(845,588)	(751,330)
Total property and equipment, net	$715,909	$799,914

Amounts in the above table consist primarily of costs incurred related to the construction of the Company’s second-generation constellation and ground upgrades. The remaining ground component of construction in progress represents costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure in certain regions around the world. These gateway assets will be deployed based on coverage optimization. The ground component of construction in progress also includes costs (including capitalized interest) associated with the Company's contract for the procurement and production of new gateway antennas. As of December 31, 2020, approximately $7.9 million of the ground component of CIP includes costs associated with new antennas for certain of the Company's gateways around the world. The Company expects these assets to be placed into service in the near future.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of December 31, 2020 and 2019, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. As of December 31, 2020, this satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest cost eligible to be capitalized	$50,721	$64,058	$51,819
Interest cost recorded in interest income (expense), net	(48,064)	(62,255)	(43,434)
Net interest capitalized	$2,657	$1,803	$8,385

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation Expense	$84,853	$83,575	$81,779

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amortization Expense	$11,962	$12,197	$8,659

During 2018, the Company placed into service developed technology associated with the launch of its next generation of products. The amortization expense in the table above reflects primarily the 15-year life of these assets from the in-service date.

Geographic Location of Property and Equipment

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Property and equipment:
United States	$687,302	$772,498
Canada	11,814	12,239
Europe	3,170	3,126
Central and South America	13,614	11,786
Other	9	265
Total property and equipment	$715,909	$799,914

5. INTANGIBLE AND OTHER ASSETS

Intangible Assets

The Company has intangible assets not subject to amortization, which include certain costs to obtain or defend regulatory authorizations and a portion of capitalized interest associated with these assets. These costs primarily include efforts related to the enhancement of the Company's licensed MSS spectrum to provide terrestrial wireless services as well as costs with international regulatory agencies to obtain similar terrestrial authorizations outside of the United States. This category includes work in progress assets as well as indefinite lived assets already placed into service. The Company also has intangible assets subject to amortization, which primarily include developed technology and definite lived MSS licenses.

The gross carrying amount and accumulated amortization of the Company's intangible assets consist of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization	$21,496	$—	$21,496	$18,288	$—	$18,288

Intangible Assets Subject to Amortization:
Developed technology	$11,856	$(7,016)	$4,840	$11,692	$(6,232)	$5,460
Regulatory authorizations	1,866	(682)	1,184	1,937	(477)	1,460
	$13,722	$(7,698)	$6,024	$13,629	$(6,709)	$6,920

Total	$35,218	$(7,698)	$27,520	$31,917	$(6,709)	$25,208

As of December 31, 2020 and 2019, customer relationships totaling $2.1 million and trade names totaling $0.2 million were fully amortized and have been removed from the table above. For the twelve months ended December 31, 2020, the Company recorded amortization expense on these intangible assets of $1.1 million. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations.

Excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2020, total estimated annual amortization of intangible assets is as follows (in thousands):

2021	$1,110
2022	1,108
2023	840
2024	594
2025	416
Thereafter	1,956
Total	$6,024

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2020	2019
Costs to obtain a contract	$2,404	$1,976
Long-term prepaid licenses and royalties	4,679	5,037
International tax receivables	619	800
Investments in businesses	1,589	2,089
Compound embedded derivative with the Second Lien Facility Agreement	286	—
Other long-term assets	1,132	535
Total other assets	$10,709	$10,437

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2020			December 31, 2019
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
First Lien Facility Agreement	$186,988	$6,373	$180,615	$190,361	$10,185	$180,176
Second Lien Facility Agreement	230,597	32,125	198,472	201,495	35,448	166,047
Loan Agreement with Thermo	—	—	—	135,105	18,562	116,543
8.00% Convertible Senior Notes Issued in 2013	1,376	—	1,376	1,410	—	1,410
Payroll Protection Program Loan	4,973	26	4,947	—	—	—
Total Debt	423,934	38,524	385,410	528,371	64,195	464,176
Less: Current Portion	58,824	—	58,824	—	—	—
Long-Term Debt	$365,110	$38,524	$326,586	$528,371	$64,195	$464,176

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion, as further described below. As of December 31, 2020, the current portion of long-term debt represents the scheduled principal repayments under the First Lien Facility Agreement and the PPP Loan due within one year of the balance sheet date.

First Lien Facility Agreement

In 2009, the Company entered into the First Lien Facility Agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent. The First Lien Facility Agreement was amended and restated in July 2013, August 2015, June 2017 and November 2019.

The First Lien Facility Agreement is scheduled to mature in December 2022. Indebtedness under the First Lien Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. The current interest rate is LIBOR plus 4.75%. Interest on the First Lien Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year. Ninety-five percent of the Company's obligations under the First Lien Facility Agreement are guaranteed by Bpifrance Assurance Export S.A.S. ("BPIFAE"), the French export credit agency. The Company's obligations under the First Lien Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the First Lien Facility Agreement, which was approved by the Company's senior lenders.

The First Lien Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants, including the following:

•The Company's capital expenditures do not exceed $15.0 million per year;

•The Company's expenditures in connection with its spectrum rights do not exceed $20.0 million;

•The Company maintains at all times a minimum liquidity balance of $4.0 million;

•The Company achieves for each period the following minimum adjusted consolidated EBITDA (as defined in the First Lien Facility Agreement) (amounts in thousands):

Period	Minimum Amount
1/1/20-6/30/20	$18,245
7/1/20-12/31/20	$23,755
1/1/21-6/30/21	$20,524
7/1/21-12/31/21	$26,780
•The Company maintains a minimum debt service coverage ratio of 1.00:1;

•The Company maintains a maximum net debt to adjusted consolidated EBITDA ratio of 3.96:1 for the December 31, 2020 measurement period and 2.50:1 for the four semi-annual measurement periods leading up to December 31, 2022;

•The Company maintains a minimum interest coverage ratio of 3.63:1 for the December 31, 2020 measurement period, increasing gradually each semi-annual period until the requirement equals 5.25:1 for the two semi-annual measurement periods leading up to December 31, 2022; and

•The Company makes mandatory prepayments in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities.

Additionally, the covenants in the First Lien Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels; pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets.

In calculating compliance with the financial covenants of the First Lien Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as "Equity Cure Contributions" and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the First Lien Facility Agreement and payment of the indebtedness could be accelerated. The acceleration of the Company's indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-acceleration provisions. As of December 31, 2020, the Company was in compliance with respect to the covenants of the First Lien Facility Agreement.

The First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the First Lien Facility Agreement) on a semi-annual basis. During 2020, the Company was required to pay $0.3 million and $3.1 million to its first lien lenders resulting from the Excess Cash Flow calculations as of December 31, 2019 and June 30, 2020, respectively. The Company expects to make another prepayment in 2021 from Excess Cash Flow as of December 31, 2020. These payments reduce future principal payment obligations.

The First Lien Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the First Lien Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of December 31, 2020, the balance in the debt service reserve account was approximately $51.1 million and is classified as non-current restricted cash on the Company's consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022.
The amended and restated First Lien Facility Agreement includes a requirement that the Company raise no less than $45.0 million from the sale of equity prior to March 30, 2021. These proceeds will be applied towards the principal payment due on June 30, 2021 and then, if applicable, to the next scheduled principal payments. The Company currently expects to fulfill this requirement with proceeds from the exercise of the remaining warrants issued to the Second Lien Facility Agreement lenders in November 2019. The Company will access equity and debt capital markets, if necessary to fund any remaining requirements not satisfied through warrant proceeds. In December 2019, the Company received proceeds of $3.6 million from the exercise of a portion of warrants issued to the Second Lien Facility Agreement lenders, which is retained in the equity proceeds account under the First Lien Facility Agreement and is recorded in current restricted cash on the Company's consolidated balance sheet as of December 31, 2020. Since December 31, 2020, certain of the Second Lien Facility Agreement lenders exercised approximately 5.5 million warrants at a price of $0.38 per share, the proceeds of which will be used to fulfill a portion of the $45.0 million requirement discussed above.
Subordinated Loan Agreement
In July 2019, the Company entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with Thermo Funding Company LLC (an affiliated entity to Thermo), and certain unaffiliated parties. Under the Subordinated Loan Agreement, the Company received $62.0 million to fund the June 30, 2019 payment of interest and principal under the Company’s First Lien Facility Agreement and for certain other purposes. The Subordinated Loan Agreement accrued interest at 15% per annum, which was capitalized and added to the outstanding principal in lieu of cash payments. Prior to repayment, the Subordinated Loan Agreement had accrued a total of $4.0 million. In November 2019, the Subordinated Loan Agreement was paid in full from a portion of the proceeds from the Second Lien Facility Agreement (see further discussion below). For further discussion on the accounting treatment of the Subordinated Loan Agreement, refer to the Globalstar Annual Report on Form 10-K for the year ended December 31, 2019.

Second Lien Facility Agreement

In November 2019, the Company entered into a $199.0 million Second Lien Facility Agreement with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Facility Agreement is scheduled to mature in November 2025. The loans under the Second Lien Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid in kind (or in cash at the option of the Company, subject to restrictions in the First Lien Facility Agreement).

The cash proceeds from this loan were net of a 3%, or $6.0 million, original issue discount (the "OID"). A portion of this OID was recorded as a debt discount of $4.0 million. This debt discount was netted against the principal amount of the loan and is being accreted using an effective interest method to interest expense over the term of the loan.

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. These warrants expire on March 31, 2021. As of December 31, 2020, approximately 115.0 million warrants remain outstanding. Since December 31, 2020, an additional 5.5 million warrants were exercised at a price of $0.38 per share. The Company determined that the warrants were equity instruments and recorded them as a part of stockholders’ equity. A portion of the warrants fair value was recorded as a debt discount of $15.8 million. This debt discount was netted against the principal amount of the loan and is being accreted using an effective interest method to interest expense over the term of the loan.

As previously discussed, the Company received a loan under the CARES Act in April 2020. Due to restrictions limiting the Company's ability to incur indebtedness, the execution of this loan required a waiver under the Second Lien Facility Agreement, which was approved by the Company's second lien lenders.

The Second Lien Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants. Unless shown below, covenants under the Second Lien Facility Agreement are consistent with the covenants under the Company's First Lien Facility Agreement (discussed above). The financial covenants in the Second Lien Facility Agreement require the Company to:

•maintain at all times a minimum liquidity balance of $3.6 million;

•achieve for each period the following minimum adjusted consolidated EBITDA (as defined in the Second Lien Facility Agreement) (amounts in thousands):

Period	Minimum Amount
1/1/20-6/30/20	$16,400
7/1/20-12/31/20	$21,400
1/1/21-6/30/21	$18,500
7/1/21-12/31/21	$24,100

•maintain a minimum debt service coverage ratio of 0.90:1;

•maintain a maximum net debt to adjusted consolidated EBITDA ratio of 4.36:1 for the December 31, 2020 measurement period and 2.75:1 for the four semi-annual measurement periods leading up to December 31, 2022; and

•maintain a minimum interest coverage ratio of 3.27:1 for the December 31, 2020 measurement period, increasing gradually each semi-annual period until the requirement equals 4.73:1 for the two semi-annual measurement periods leading up to December 31, 2022.

As of December 31, 2020, the Company was in compliance with the covenants of the Second Lien Facility Agreement.

The portion of the Second Lien Facility Agreement proceeds that was used to repay the Subordinated Loan Agreement was considered a debt extinguishment pursuant to applicable accounting guidance. See discussion in the Subordinated Loan Agreement section above for further information. The remaining Second Lien Facility Agreement was recorded at its carrying value at inception.

The Company evaluated the various embedded derivatives within the Second Lien Facility Agreement related to certain contingently exercisable put options. Due to the substantial discount upon issuance, as calculated under applicable accounting guidance, these prepayment features were required to be bifurcated and separately valued. The Company initially recorded the compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the Second Lien Facility Agreement. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity date using an effective interest rate method.

Thermo's participation in the Second Lien Facility Agreement was reviewed and approved on the Company's behalf by the Strategic Review Committee, which is a committee of disinterested and independent directors who are represented by independent legal counsel. See Note 11: Related Party Transactions for further information on the role and responsibility of the Strategic Review Committee.

Thermo Loan Agreement

In connection with the amendment and restatement of the First Lien Facility Agreement in July 2013, the Company amended and restated its loan agreement with Thermo (the “Loan Agreement”). The Loan Agreement was convertible into shares of common stock at a conversion price of $0.69 (as adjusted) per share of common stock. The Loan Agreement accrued interest at 12% per annum, which was capitalized and added to the outstanding principal in lieu of cash payments.

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

The Company evaluated the various embedded derivatives within the Loan Agreement (See Note 8: Fair Value Measurements for additional information about the embedded derivative in the Loan Agreement). The Company determined that the conversion option and the contingent put feature upon a fundamental change required bifurcation from the Loan Agreement. The Company recorded this compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount, which was netted against the face value of the Loan Agreement. Prior to conversion in February 2020, the Company was accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity of the Loan Agreement using an effective interest rate method. The stated maturity was used as the expected term for purposes of amortizing the debt discount, despite the Company's expectation of an earlier conversion, based on the applicable accounting rules.

8.00% Convertible Senior Notes Issued in 2013

In 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. The 2013 8.00% Notes are convertible into shares of common stock at a conversion price of $0.69 per share of common stock, as adjusted pursuant to the terms of the indenture (the “Indenture”). The 2013 8.00% Notes are senior unsecured debt obligations that mature on April 1, 2028, subject to various call and put features, and bear interest at a rate of 8.00% per annum. Interest is paid in cash at a rate of 5.75% and in additional notes at a rate of 2.25%. Since issuance, $55.5 million of principal amount of the 2013 8.00% Notes have been converted resulting in the issuance of 98.6 million shares of Globalstar common stock.

The Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the First Lien Facility Agreement and the Second Lien Facility Agreement, in whole or in part, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. A holder of the 2013 8.00% Notes has the right to require the Company to purchase some or all of the 2013 8.00% Notes held by it on April 1, 2023, or at any time if there is a Fundamental Change (as defined in the Indenture), at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. A holder may convert its 2013 8.00% Notes at its option at any time prior to April 1, 2028 into shares of common stock.

The Indenture provides for customary events of default. As of December 31, 2020, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company recorded this compound embedded derivative liability as a liability on its consolidated balance sheets with a corresponding debt discount which was netted against the face value of the 2013 8.00% Notes. The debt discount has been fully accreted as of September 30, 2017.

Payroll Protection Program Loan

In April 2020, the Company sought relief under the CARES Act and received a $5.0 million loan under the PPP. The PPP Loan is an unsecured debt obligation and is scheduled to mature in April 2022. As permitted under the CARES Act, the Company applied for loan forgiveness in December 2020, inclusive of both principal and accrued interest, in accordance with the terms of the CARES Act, based on payroll costs incurred since disbursement of the PPP Loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the PPP Loan. Principal and interest payments due under the PPP Loan are generally deferred until the review and approval of any forgiveness is made by the SBA, subject to the PPP rules. Furthermore, the Company's first and second lien lenders would require the Company to accelerate the repayment of any portion of the loan amount that is not forgiven.

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

Debt maturities

Annual debt maturities for each of the five years following December 31, 2020 and thereafter are as follows (in thousands):

2021	$58,824
2022	132,857
2023	1,656
2024	—
2025	230,597
Thereafter	—
Total	$423,934

Amounts in the above table are calculated based on amounts outstanding at December 31, 2020, and therefore exclude paid-in-kind interest payments that will be made in future periods.

7. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s existing borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31, 2020	December 31, 2019
Derivative assets:
Compound embedded derivative with the Second Lien Facility Agreement	$286	$—
Total derivative assets	$286	$—

Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(123)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	(1,270)
Compound embedded derivative with the Second Lien Facility Agreement	—	(2,000)
Total derivative liabilities	$(123)	$(3,792)

As of December 31, 2020, the derivative asset recorded for the Compound embedded derivative with the Second Lien Facility Agreement was included in Intangible and other assets, net on the Company's consolidated balance sheets.

The following table discloses the changes in value recorded as derivative gain in the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2020	2019	2018
Compound embedded derivative with the 2013 8.00% Notes	399	235	569
Compound embedded derivative with the Loan Agreement with Thermo	212	144,838	80,551
Compound embedded derivative with the Second Lien Facility Agreement	2,286	—	—
Total derivative gain	$2,897	$145,073	$81,120

The fair value of each embedded derivative is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its consolidated statements of operations and its consolidated statements of cash flows as an operating activity. The Company classifies its derivatives consistent with the classification of the underlying debt on the Company's consolidated balance sheet. See Note 8: Fair Value Measurements for further discussion. Each liability or asset and the features embedded in the debt instrument, which required the Company to account for the instrument as a derivative, are described below.

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

Compound Embedded Derivative with the Loan Agreement with Thermo

As a result of the conversion option and the contingent put feature within the Loan Agreement with Thermo as amended and restated in 2013, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that was netted against the face value of the Loan Agreement. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model. During the first quarter of 2020, the compound embedded derivative with the Loan Agreement with Thermo was extinguished. See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion.

Compound Embedded Derivative with the Second Lien Facility Agreement

As a result of certain contingently exercisable put features within the Second Lien Facility Agreement, the Company initially recorded a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount that is netted against the face value of the Second Lien Facility Agreement. The Company determined the fair value of the compound embedded derivative liability using a probability weighted discounted cash flow model.

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$286	$286
Total assets measured at fair value	$—	$—	$286	$286

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(123)	$(123)
Total liabilities measured at fair value	$—	$—	$(123)	$(123)

	Fair Value Measurements at December 31, 2019:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with 8.00% Notes Issued in 2013	$—	$—	$(522)	$(522)
Compound embedded derivative with the Loan Agreement with Thermo	—	—	(1,270)	(1,270)
Compound embedded derivative with the Second Lien Facility Agreement	—	—	(2,000)	(2,000)
Total liabilities measured at fair value	$—	$—	$(3,792)	$(3,792)

All of the Company's derivative assets and liabilities are classified as Level 3. The Company marks-to-market these assets and liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 7: Derivatives for further discussion.

2013 8.00% Notes and Loan Agreement with Thermo

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	December 31, 2020:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40 - 85%	0.1%	$0.69	19%	$0.34

During the first quarter of 2020, the compound embedded derivative with the Loan Agreement with Thermo was extinguished and, therefore, as of December 31, 2020, the value was zero. See Note 6: Long-Term Debt and Other Financing Arrangements and Note 7: Derivatives for further discussion.

	December 31, 2019:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	70 - 130%	1.6%	$0.69	27%	$0.52
Compound embedded derivative with the Loan Agreement with Thermo	70 - 130%	1.6%	$0.69	27%	$0.52

Second Lien Facility Agreement

 The compound embedded derivative with the Second Lien Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 13% and 18% at December 31, 2020 and 2019, respectively. As of December 31, 2020, the discount yield utilized in the valuation was lower than the blended interest rate of the underlying debt. As a result, the features embedded in the underlying debt resulted in an asset for the Company.

Decreases in the discount yield generally will result in a lower fair value measurement in the model. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2020	2019
Balances at beginning of period	$(3,792)	$(146,865)
Derivative adjustment related to conversions	1,058	—
Issuance of compound embedded derivative with the Second Lien Facility Agreement	—	(2,000)
Unrealized gain, included in derivative gain	2,897	145,073
Balances at end of period	$163	$(3,792)

Fair Value of Debt Instruments

The Company believes it is not practicable to determine the fair value of the First Lien Facility Agreement, the Second Lien Facility Agreement and the PPP Loan without incurring significant additional costs. Unlike typical long-term debt, interest rates and other terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The following table sets forth the carrying values and estimated fair values of the Company's other debt instruments, which are classified as Level 3 financial instruments (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loan Agreement with Thermo	$—	$—	$116,543	$88,886
2013 8.00% Notes	1,376	1,122	1,410	875

Nonrecurring Fair Value Measurements

Compound Embedded Derivative with the Loan Agreement with Thermo

The Company follows the authoritative guidance regarding non-financial assets and liabilities that are remeasured at fair value on a nonrecurring basis. On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement with Thermo into shares of common stock. See further discussion in Note 6: Long-Term Debt and Other Financing Arrangements. As a result of the conversion, the Company wrote off the total fair value of the compound embedded derivative liability with the Loan Agreement with Thermo based on the derivative value on the conversion date of $1.1 million. This embedded derivative was classified as a Level 3 fair value measurement on the Company's consolidated balance sheet. The significant quantitative Level 3 inputs utilized in the valuation model are shown in the table below:

	February 19, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the Loan Agreement with Thermo	70 - 130%	1.4%	$0.69	27%	$0.42

Long-Lived Assets

Long-lived assets and intangible and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During 2019, the Company reclassified its former gateway location in Nicaragua from held and used to held for sale. This asset was originally recorded at a total fair value of $1.6 million prior to the reduction in its value, resulting in a total loss of $1.1 million during 2019. As of December 31, 2019, the fair value less estimated cost to sell was $0.5 million. During the fourth quarter of 2020, the Company signed a contract for the sale of this property; the final selling price (net of estimated cost to sell) is $0.3 million and, accordingly, the Company recorded an additional impairment totaling $0.2 million during 2020. Additionally, during the fourth quarter of 2020, the Company wrote down $0.2 million related to of the ground portion of construction in progress for one of its gateways resulting from an analysis made over these balances.

9. COMMITMENTS AND CONTINGENCIES

Network Obligations

The Company has purchase commitments with certain vendors related to the procurement, deployment and maintenance of the Company's network. As of December 31, 2020, the Company's remaining purchase obligations under certain of these noncancellable commitments are approximately $8.1 million; the timing of payments is driven by work performed under the contracts over the remaining contract periods, which range from approximately one to three years.

Inventory Purchase Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally non-cancelable and are based on sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2020 were approximately $6.4 million.

Credit Card Processor Reserve

The Company is required to maintain a reserve of $5.0 million with its credit card processor to address any liability arising from potential charge-backs. The balance at December 31, 2020 was $5.0 million and is recorded in prepaid expenses and other current assets on the Company's consolidated balance sheet as the required reserve is held with the credit card processor.

Business Economic Loss Claim

In May 2018, the Company concluded the settlement of a business economic loss claim in which it was an absent member in a tort class action lawsuit. The Company received proceeds of $7.4 million, net of legal fees, related to this settlement. The Company received the two installments of $3.7 million each in January 2019 and January 2020.

Customer Bankruptcy Claim

During 2020, one of the Company's customers filed for Chapter 11 of the United States Bankruptcy Code resulting in the Company reserving all open receivables due from the customer. This customer's plan of reorganization was confirmed by the bankruptcy court and the order was issued in January 2021. The cure payment is expected to be made to Globalstar in early 2021 totaling $0.3 million. As of December 31, 2020, the confirmation was not yet made and accordingly the Company is accounting for this matter as a gain contingency and has recorded such gain in 2021, when the contingency was resolved and payment was made.

Other Litigation

Due to the nature of the Company's business, the Company is involved, from time to time, in various litigation matters or subject to disputes or routine claims regarding its business activities. Legal costs related to these matters are expensed as incurred.

In management's opinion, there is no pending litigation, dispute or claim, which could be expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

10. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation and benefits	$4,270	$3,455
Accrued property and other taxes	4,702	3,864
Accrued customer liabilities and deposits	6,551	5,751
Accrued professional and other service provider fees	2,705	3,192
Accrued commissions	1,722	1,829
Accrued telecommunications expenses	1,284	610
Accrued inventory	499	702
Accrued tariffs	1,795	1,795
Short-term lease liability	1,330	1,634
Other accrued expenses	1,058	2,042
Total accrued expenses	$25,916	$24,874

Accrued compensation and benefits include primarily accrued vacation, payroll, benefits and taxes. The increase in this balance from December 31, 2019 to 2020 is due primarily to higher accrued vacation balances as well as deferred payroll taxes (as discussed below).

Accrued tariffs represent amounts payable to U.S Customs and Border Protection for a ruling issued in September 2019 related to the classification of certain of the Company's core products imported from China. The Company plans on filing a protest against this ruling to challenge the classification and reduce the amounts owed.

Other accrued expenses include primarily vendor services, warranty reserve, occupancy costs and accrued network costs. For the year ended December 31, 2019, other accrued expenses also included the estimated payroll shortfall under the Cooperative Endeavor Agreement with the Louisiana Department of Economic Development.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$186	$153	$143
Provision	543	525	372
Utilization	(517)	(492)	(362)
Balance at end of period	$212	$186	$153

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Asset retirement obligation	$1,629	$1,467
Deferred tax liability	755	395
Deferred payroll taxes under CARES Act	423	—
Foreign tax contingencies	633	1,086
Other	8	123
Total other non-current liabilities	$3,448	$3,071

Asset retirement obligations reflect the estimated liability arising from legal obligations associated with the retirement of certain long-lived assets; for further discussion, refer to Note 1: Summary of Significant Accounting Policies.

Deferred payroll taxes under the CARES Act reflect the Company's employer share of social security taxes that were originally due during a portion of 2020. The Company expects these amounts will be repaid in two installments in December 2021 and December 2022; amounts in the table above reflect the portion due in December 2022.

Foreign tax contingencies reflect primarily amounts owed by the Company's Brazilian subsidiary pursuant to refinancing programs in country.

11. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.6 million and $0.3 million as of December 31, 2020 and 2019, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo, and expenses incurred by Thermo on behalf of the Company that are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. The expenses charged to the Company were $0.6 million, $0.5 million, and $1.5 million for the periods ended December 31, 2020, 2019 and 2018, respectively.

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During the twelve months ended December 31, 2020 and 2019, the Company incurred lease expense of $1.6 million and $1.5 million, respectively, due to Thermo under this lease agreement.

On February 19, 2020, Thermo converted the entire principal balance outstanding under the Loan Agreement resulting in the issuance of 200.1 million shares of common stock.

In July 2019, the Company entered into a Subordinated Loan Agreement, effective June 28, 2019, with Thermo and certain unaffiliated parties. Thermo's participation in the Subordinated Loan Agreement was $53.8 million and $3.4 million of interest had accrued prior to its pay down. In November 2019, the Company entered into the Second Lien Facility Agreement. Thermo's participation in the Second Lien Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Facility Agreement was approximately $14.5 million, of which $13.4 million was accrued during the twelve months ended December 31, 2020. In connection with the issuance of the Second Lien Facility Agreement, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. As of December 31, 2020, approximately 50.0 million warrants remain outstanding and expire on March 31, 2021.

Additionally, the First Lien Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the Company's common stock.

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

In each of December 2020 and 2019, the Company settled a portion of the pension liability related to retirees and terminated vested employees in the Globalstar Plan as a de-risking strategy. The total settlements for 2020 and 2019 were $7.7 million and $1.7 million, respectively, and were paid out through the assets held in the Globalstar Plan. The settlements resulted in a reduction to the projected benefit obligation and a corresponding decrease to plan assets as of both December 31, 2020 and 2019. Additionally, in accordance with ASC 715 Compensation — Retirement Benefits, the Company recognized losses totaling $2.1 million and $0.5 million, respectively, and these losses are included in other income (expense) in its consolidated statement of operations during the twelve-month periods ended December 31, 2020 and 2019 associated with these settlements. The losses represent the pro rata portion of actuarial losses that were previously deferred in other comprehensive income.

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$16,509	$17,150
Service cost	176	195
Interest cost	521	706
Actuarial loss	671	1,147
Settlement	(7,669)	(1,660)
Benefits paid	(1,029)	(1,029)
Projected benefit obligation, end of year	$9,179	$16,509
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$12,381	$12,661
Return on plan assets	1,131	2,179
Employer contributions	715	230
Settlement	(7,669)	(1,660)
Benefits paid	(1,029)	(1,029)
Fair value of plan assets, end of year	$5,529	$12,381
Funded status, end of year-net liability	$(3,650)	$(4,128)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net periodic benefit cost:
Service cost	$176	$195	$194
Interest cost	521	706	663
Expected return on plan assets	(793)	(794)	(901)
Amortization of unrecognized net actuarial loss	300	404	374
Settlement	2,075	455	—
Total net periodic benefit cost	$2,279	$966	$330

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2020	2019
Amounts recognized:
Funded status recognized in other non-current liabilities	$(3,650)	$(4,128)
Net actuarial loss recognized in accumulated other comprehensive loss	2,483	4,525
Net amount recognized in retained deficit	$(1,167)	$397

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2021 is $0.2 million. No amounts are expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2021 related to prior service costs or net transition obligations.

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Benefit obligation assumptions:
Discount rate	2.50%	3.28%	4.25%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	3.28%	4.25%	3.63%
Expected rate of return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31,
	2020	2019
Equity securities	55%	55%
Debt securities	45	45
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$2,426	$—	$2,426	$—
International equity securities	619	—	619	—
Fixed income securities	1,553	—	1,553	—
Other	931	—	931	—
Total	$5,529	$—	$5,529	$—

	December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$5,501	$—	$5,501	$—
International equity securities	1,366	—	1,366	—
Fixed income securities	3,725	—	3,725	—
Other	1,789	—	1,789	—
Total	$12,381	$—	$12,381	$—

Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $9.2 million and $16.5 million at December 31, 2020 and 2019, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2021	$502
2022	505
2023	497
2024	510
2025	526
2026 - 2030	2,605

For 2020 and 2019, the Company contributed $0.7 million and $0.2 million, respectively, to the Globalstar Plan. For 2021, the Company's expected contributions to the Globalstar Plan will be $0.5 million.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.6 million for each of 2020, 2019, and 2018.

13. TAXES

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal tax	$—	$—	$—
State tax	54	56	30
Foreign tax	248	94	95
Total	302	150	125
Deferred:
Federal and state tax	360	395	—
Foreign tax	—	—	—
Total	360	395	—
Income tax expense	$662	$545	$125

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. income (loss)	$(82,740)	$47,545	$28,699
Foreign income (loss), net	(26,237)	(31,676)	(35,090)
Total income (loss) before income taxes	$(108,977)	$15,869	$(6,391)

As of December 31, 2020 and 2019, the Company had cumulative U.S. and foreign net operating loss ("NOL") carryforwards for income tax reporting purposes of approximately $1.8 billion and $0.2 billion, respectively. The vast majority of these NOL carryforwards were generated prior to 2018 and expire from 2021 through 2040, with less than 1% expiring prior to 2025, and the remaining NOL carryforwards do not expire.

The components of net deferred income tax assets were as follows (in thousands):

	December 31,
	2020	2019
Federal and foreign NOL and credit carry-forwards	$507,105	$475,171
Property and equipment and other long-term assets	(133,086)	(153,049)
Reserves and disallowed interest	6,349	2,310
Deferred tax assets before valuation allowance	380,368	324,432
Valuation allowance	(381,123)	(324,827)
Net deferred income tax liability	$(755)	$(395)

The change in the valuation allowance during 2020 of $56.3 million was due to the Company providing valuation allowances against all of the tax benefit generated from its consolidated net losses. Due to the remeasurement of the state impact on U.S. deferred tax assets and the Company’s reconciliation of various deferred tax assets to reflect the remaining cumulative differences, the Company has remeasured all U.S. deferred tax assets resulting in an increase in both the deferred tax asset and the associated valuation allowance. The change in property and equipment and other long-term assets was driven primarily by depreciation due to the difference between tax and book depreciable lives. Due to the limitation on utilization of state NOLs, the Company recorded deferred tax liabilities of $0.8 million and $0.4 million as of December 31, 2020 and 2019.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Provision at U.S. statutory rate of 21%	$(22,885)	$3,333	$(1,349)
State income taxes, net of federal benefit	(1,386)	1,055	890
Change in valuation allowance (excluding impact of foreign exchange rates)	61,540	(89,998)	(8,228)
Effect of foreign income tax at various rates	(53)	(84)	(237)
Permanent differences	5,809	7,942	7,031
Net change in permanent items due to provision to tax return	1,914	2,475	1,813
Adjustment to reserved deferred assets	(48,485)	62,085	—
Adjustment to state deferred rate	4,200	13,639	—
Other (including amounts related to prior year tax matters)	8	98	205
Total	$662	$545	$125

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

Except for the audit noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state income tax jurisdiction in the United States. The Company's corporate U.S. tax returns for 2017 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2012 and subsequent years in most of the Company's international tax jurisdictions.

There are no unrecognized tax benefits as of December 31, 2020 and December 31, 2019.

Other

As of December 31, 2020, the Company had not provided foreign withholding taxes on approximately $3.0 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2020 and 2019.

As previously discussed in Note 1: Summary of Significant Accounting Policies, the CARES Act was enacted in March 2020 to provide economic relief to eligible business and individuals impacted by COVID-19. The Company evaluated the impact the CARES Act legislation has on its liquidity and tax positions. The net impact to the Company's NOL carryforwards as of December 31, 2019 was $14.8 million due to the change in the interest limitations permitted under the CARES Act.

14. (LOSS) EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted (loss) earnings per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2020	2019	2018
Net (loss) income	$(109,639)	$15,324	$(6,516)
Effect of dilutive securities:
2013 8.00% Notes	—	(127)	—
Loan Agreement with Thermo	—	(125,880)	—
Loss to common stockholders plus assumed conversions	$(109,639)	$(110,683)	$(6,516)
Weighted average common shares outstanding:
Basic shares outstanding	1,642,359	1,450,768	1,269,548
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan	—	4,743	—
2013 8.00% Notes	—	2,044	—
Loan Agreement with Thermo	—	195,805	—
Warrants issued in connection with Second Lien Facility Agreement	—	1,831	—
Diluted shares outstanding	1,642,359	1,655,191	1,269,548
Net (loss) income per common share:
Basic	$(0.07)	$0.01	$(0.01)
Diluted	$(0.07)	$(0.07)	$(0.01)

For the years ended December 31, 2020 and 2018, 4.2 million shares and 201.7 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Additionally, as of December 31, 2020, 115.0 million warrants issued to the lenders of the Second Lien Facility Agreement were outstanding and not reflected in the 4.2 million potentially dilutive security amount above as they were out of the money as of December 31, 2020.

15. STOCK COMPENSATION

The Company’s Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2020 and 2019, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 26.7 million and 34.4 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. These options have various vesting terms, but generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.
The Company recognizes compensation expense for stock option grants over the employee's requisite service period, which is generally based on the vesting period, based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected stock price volatility, the expected option life and the expected forfeiture rate. The market price of common stock has been volatile at times in recent years. The Company makes judgmental adjustments to project volatility during the expected term of the options, considering, among other things, historical volatility of the share prices of its peer group and expectations with regard to business conditions that may impact stock price fluctuations or stability. The Company estimates the expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.7%	2.5%	2% - 3%
Expected term of options (years)	5	5	5
Volatility	72%	63%	63%
Weighted average grant-date fair value per share	$0.32	$0.29	$0.26
The following table represents the Company’s stock option activity for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	7,827,464	$1.42
Granted	700,000	0.54
Forfeited or expired	(543,296)	1.34
Outstanding at December 31, 2020	7,984,168	1.35

Exercisable at December 31, 2020	6,918,029	$1.45

No stock options were exercised during 2020, accordingly, no amounts are shown in the table above. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of all outstanding stock options at December 31, 2020 was nearly zero with a remaining contractual life of 6.0 years. The aggregate intrinsic value of all vested stock options at December 31, 2020 was nearly zero with a remaining contractual life of 6.2 years.

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.3 million, $0.3 million and $1.1 million, respectively, of compensation expense related to stock options. As of December 31, 2020, unrecognized compensation expense related to nonvested stock options outstanding was approximately $0.4 million to be recognized over a weighted-average period of 1.4 years.

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

	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$0.36	$0.46	$0.49

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	9,292,800	$0.56
Granted	7,894,009	0.36
Vested	(9,344,341)	0.48
Forfeited	(106,860)	0.41
Nonvested at December 31, 2020	7,735,608	$0.46

Included in the non-vested balance at December 31, 2020 are approximately 2.0 million performance-based restricted stock awards that will vest upon the achievement of certain milestones. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $4.5 million, $4.3 million and $3.9 million, respectively, of compensation expense related to restricted stock. The total fair value, as calculated on the day of vesting, of restricted stock awards that vested during 2020, 2019 and 2018 was $3.3 million, $4.1 million, and $3.1 million, respectively. As of December 31, 2020, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $2.1 million to be recognized over a weighted-average period of 2.0 years.

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

For the 2020 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the plan document. As of December 31, 2020, $1.3 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which is expected to be made in the form of common stock during the first quarter of 2021.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Plan”) which provides eligible employees of the Company with an opportunity to acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan is 14.0 million shares. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

The Plan permits eligible employees to purchase shares of common stock during two semi-annual offering periods beginning on June 15 and December 15 (the “Offering Periods”). Eligible employees may purchase shares of up to 15% of their total compensation per pay period, but may purchase in any calendar year no more than the lesser of $25,000 in fair market value of common stock or 500,000 shares of common stock, as measured as of the first day of each applicable Offering Period.

The price an employee pays is 85% of the fair market value of common stock.  Fair market value is equal to the lesser of the closing price of a share of common stock on either the first day or the last day of the Offering Period.

For each of 2020 and 2019, the Company received $0.6 million in proceeds related to shares issued under this plan. For the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense of approximately $0.4 million, $0.5 million and $0.5 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 10.5 million shares through December 31, 2020 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.9%	2.4%
Expected term (months)	6	6
Volatility	123%	128%
Weighted average grant-date fair value per share	$0.18	$0.20

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2020	2019
Accumulated minimum pension liability adjustment	$(2,483)	$(4,525)
Accumulated net foreign currency translation adjustment	(461)	1,076
Total accumulated other comprehensive loss	$(2,944)	$(3,449)

For each of the periods ended December 31, 2020 and 2019, the minimum pension liability adjustment in the table above includes a settlement loss of $2.1 million and $0.5 million, respectively. See further discussion in Note 12: Pensions and Other Employee Benefits.

No amounts were reclassified out of accumulated other comprehensive income (loss) for the periods shown above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2020, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2020.

(b)Changes in internal control over financial reporting

As of December 31, 2020, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees have followed remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Additionally, in April 2020, we implemented a new billing system which resulted in our subscribers migrating to the new system. As a result of this migration, we planned and implemented changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2020.

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2020 Pay Ratio" which will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2020 and 2019
Consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018
Consolidated statements of stockholders’ equity for the years ended December 31, 2020, 2019 and 2018
Consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ David B. Kagan
Date:	March 4, 2021		David B. Kagan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 4, 2021.

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

4.3	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

10.2*	Common Stock Purchase Agreement dated as of June 30, 2017 between Globalstar, Inc. and Thermo Funding II LLC (Exhibit 10.3 to Current Report on Form 8-K filed July 7, 2017)

10.3*	Voting Agreement dated as of April 24, 2018 (Exhibit 10.1 to Form 8-K filed on April 25, 2018)

10.4*	Termination of Agreement and Plan of Merger dated as of July 31, 2018 (Exhibit 10.1 to Form 8-K filed on August 1, 2018)

10.5*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.6*	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019 (Exhibit 10.1 to Form 10-Q filed May 2, 2019)

10.7*	Form of Indemnification Agreement between Globalstar, Inc. and its Directors dated February 26, 2019 (Exhibit 10.50 to Form 10-K filed February 28, 2019)

10.8*	Subordinated Loan Agreement Dated as of July 2, 2019 by and among Globalstar, Inc. and Other Lenders (Exhibit 10.1 to Form 10-Q filed August 9, 2019)

10.9*
Fourth Global Amendment and Restatement Agreement dated as of November 26, 2019 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto Amendment and Restatement Agreement dated as of November 26, 2019 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto (Exhibit 10.37 to Form 10-K filed February 28, 2020)

10.10*
Fourth Amended and Restated Facility Agreement dated as of November 26, 2019 between Globalstar, Inc., BNP Paribas and the other lenders party thereto (Exhibit 10.38 to Form 10-K filed February 28, 2020)

10.11*
Second Lien Facility Agreement dated as of November 26, 2019 between Globalstar, Inc., Global Loan Agency Services Limited, GLAS Trust Corporation Limited and other lenders thereto (Exhibit 10.39 to Form 10-K filed February 28, 2020)

10.12*	Form of Common Stock Purchase Warrant dated November 27, 2019 between Globalstar, Inc. and other lenders thereto (Exhibit 10.40 to Form 10-K filed February 28, 2020)

10.13*	Registration Rights Agreement dated November 26, 2019 between Globalstar, Inc. and other lenders thereto (Exhibit 10.41 to Form 10-K filed February 28, 2020)

10.14*
Intercreditor Agreement dated November 26, 2019 between BNP Paribas, Global Loan Agency Services Limited, The Senior Lenders, The Second Lien Lenders, Globalstar, Inc., BNP Paribas, GLAS Trust Corporation Limited and other lenders thereto (Exhibit 10.42 to Form 10-K filed February 28, 2020)

10.15*	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.16*	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.17*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.18*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.19*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.20*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.21*†	2018 Key Employee Bonus Plan (Exhibit 10.54 to Form 10-K filed February 23, 2018)

10.22*†	2019 Key Employee Bonus Plan (Exhibit 10.52 to Form 10-K Filed February 28, 2020)

10.23*††	2020 Key Employee Bonus Plan (Exhibit 10.1 to Form 10-Q filed November 5, 2020)

10.24††	2021 Key Employee Bonus Plan

10.25*	Letter Agreement with David Kagan dated November 27, 2017 (Exhibit 10.55 to Form 10-K filed February 23, 2018)

10.26*	Letter Agreement with David Kagan dated September 4, 2018 (Exhibit 10.59 to Form 10-K filed February 28, 2019)

16.1*
Letter from Letter from Crowe LLP addressed to the Securities and Exchange Commission (Exhibit 16.1 to Form 8-K Filed March 5, 2020) LLP addressed to the Securities and Exchange Commission (Exhibit 16.1 to Form 8-K Filed March 5, 2020)

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Ernst & Young LLP

23.2	Consent of Crowe LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

††	† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.