Form 10-Q
period 2021-03-31
Globalstar, Inc.
filed 2021-05-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

As of April 30, 2021, 1,792 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Service revenue	$23,086	$28,935
Subscriber equipment sales	3,843	3,259
Total revenue	26,929	32,194
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,077	8,728
Cost of subscriber equipment sales	2,899	2,643
Marketing, general and administrative	10,097	11,091
Depreciation, amortization and accretion	24,116	23,817
Total operating expenses	46,189	46,279
Loss from operations	(19,260)	(14,085)
Other (expense) income:
Interest income and expense, net of amounts capitalized	(11,574)	(14,010)
Derivative loss	(1,129)	(821)
Foreign currency loss	(4,315)	(8,953)
Other	22	(333)
Total other (expense) income	(16,996)	(24,117)
Loss before income taxes	(36,256)	(38,202)
Income tax expense	77	21
Net loss	$(36,333)	$(38,223)

Other comprehensive loss:
Foreign currency translation adjustments	3,242	5,303
Comprehensive loss	$(33,091)	$(32,920)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	(0.02)	(0.02)
Weighted-average shares outstanding:
Basic	1,679,754	1,557,960
Diluted	1,679,754	1,557,960

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,369	$13,330
Restricted cash	47,303	3,625
Accounts receivable, net of allowance for credit losses of $3,776 and $4,352, respectively	28,257	22,147
Inventory	12,730	13,736
Prepaid expenses and other current assets	15,348	15,649
Total current assets	112,007	68,487
Property and equipment, net	695,967	715,909
Restricted cash	51,068	51,068
Operating lease right of use assets, net	14,455	14,400
Intangible and other assets, net of accumulated amortization of $10,249 and $9,998, respectively	39,800	38,229
Total assets	$913,297	$888,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55,299	$58,824
Accounts payable	5,370	2,917
Accrued expenses	27,145	25,916
Payables to affiliates	303	581
Deferred revenue	25,903	25,977
Total current liabilities	114,020	114,215
Long-term debt, less current portion	335,626	326,586
Operating lease liabilities	13,408	13,726
Employee benefit obligations	3,585	3,650
Derivative liabilities	1,867	123
Deferred revenue	5,728	3,280
Other non-current liabilities	3,353	3,448
Total non-current liabilities	363,567	350,813

Commitments and contingencies

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Voting Common Stock of $0.0001 par value; 1,900,000,000 shares authorized; 1,791,702,906 and 1,674,668,617 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	179	167
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,142,290	2,096,566
Accumulated other comprehensive income (loss)	298	(2,944)
Retained deficit	(1,707,057)	(1,670,724)
Total stockholders’ equity	435,710	423,065
Total liabilities and stockholders’ equity	$913,297	$888,093
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2021	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and recognition of stock-based compensation	1,915	—	1,875	—	—	1,875
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	79	—	—	79
Issuance of stock for employee stock option exercises	83	—	57	—	—	57
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	3,242	—	3,242
Net loss	—	—	—	—	(36,333)	(36,333)
Balances – March 31, 2021	1,791,703	$179	$2,142,290	$298	$(1,707,057)	$435,710

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2020	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	3,020	1	1,729	—	—	1,730
Contribution of services	—	—	91	—	—	91
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(38,223)	(38,223)
Balances – March 31, 2020	1,667,704	$167	$2,092,410	$1,854	$(1,599,308)	$495,123

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows provided by operating activities:
Net loss	$(36,333)	$(38,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	24,116	23,817
Change in fair value of derivatives	1,129	821
Stock-based compensation expense	1,090	1,280
Amortization of deferred financing costs	1,166	1,861
Provision for credit losses	420	721
Noncash interest and accretion expense	8,275	9,250
Unrealized foreign currency loss	4,270	8,942
Other, net	(96)	19
Changes in operating assets and liabilities:
Accounts receivable	(6,930)	(2,559)
Inventory	453	174
Prepaid expenses and other current assets	(77)	3,452
Other assets	531	(953)
Accounts payable and accrued expenses	4,326	(1,598)
Payables to affiliates	(277)	120
Other non-current liabilities	(83)	(10)
Deferred revenue	2,532	(2,509)
Net cash provided by operating activities	4,512	4,605
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(3,093)	(151)
Property and equipment additions	(1,212)	(1,067)
Purchase of intangible assets	(669)	(360)
Net cash used in investing activities	(4,974)	(1,578)
Cash flows provided by (used in) financing activities:
Principal payments of the First Lien Facility Agreement	(4,357)	(276)
Proceeds from exercise of warrants	43,678	—
Payments for debt and equity issuance costs	(133)	(145)
Proceeds from issuance of common stock and exercise of options	57	—
Net cash provided by (used in) financing activities	39,245	(421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	(155)
Net increase in cash, cash equivalents and restricted cash	38,717	2,451
Cash, cash equivalents and restricted cash, beginning of period	68,023	59,128
Cash, cash equivalents and restricted cash, end of period	$106,740	$61,579

	As of:
	March 31, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$8,369	$13,330
Restricted cash (See Note 4 for further discussion on restrictions)	98,371	54,693
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$106,740	$68,023

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$41

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$447	$454
Capitalized accretion of debt discount and amortization of prepaid financing costs	122	130
Principal amount of Loan Agreement with Thermo converted into common stock	—	137,366
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	—	17,963
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	—	84,059
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	—	1,058
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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 4, 2021 (the “2020 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year or any future period.

COVID-19-Risks and Uncertainties

There are a number of uncertainties that could impact the Company's future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains. During 2021, the Company began to evaluate its eligibility for the Employee Retention Tax Credit program and relief under the American Rescue Plan Act.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans as outlined in ASU No. 2018-14. This ASU, which became effective for public entities for annual periods beginning after December 15, 2020, adds certain narrative disclosures and removes other disclosures related to defined benefit plans. The Company adopted this standard when it became effective on January 1, 2021. The adoption of this standard did not have a material effect on the Company's disclosures.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Service revenue:
Duplex	$6,655	$7,663
SPOT	10,984	12,123
Commercial IoT	4,481	4,310
Engineering and other	966	4,839
Total service revenue	23,086	28,935

Subscriber equipment sales:
Duplex	$293	$404
SPOT	1,915	1,407
Commercial IoT	1,521	1,413
Other	114	35
Total subscriber equipment sales	3,843	3,259

Total revenue	$26,929	$32,194

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Service revenue:
United States	$16,443	$22,689
Canada	3,830	3,971
Europe	1,711	1,361
Central and South America	781	710
Others	321	204
Total service revenue	23,086	28,935

Subscriber equipment sales:
United States	$2,172	$1,443
Canada	749	1,083
Europe	479	494
Central and South America	421	266
Others	22	(27)
Total subscriber equipment sales	3,843	3,259

Total revenue	$26,929	$32,194

Accounts Receivable

The Company has agreements with certain of its independent gateway operators ("IGOs") whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of March 31, 2021 and December 31, 2020, $2.3 million and $1.9 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer. As of March 31, 2021 and December 31, 2020, the Company recorded $10.2 million and $4.7 million, respectively, in accounts receivable related to these arrangements.

During 2020, one of the Company's customers filed for Chapter 11 of the United States Bankruptcy Code resulting in the Company reserving all open receivables due from the customer. This customer's plan of reorganization was confirmed by the bankruptcy court and the order was issued in January 2021. The cure payment, totaling $0.3 million, was received in March 2021.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the three months ended March 31, 2021 and 2020 from performance obligations included in the contract liability balance at the beginning of each of the periods was $10.5 million and $13.3 million, respectively.

In general, the duration of the Company’s contracts is one year or less; however, from time to time, the Company performs services over multi-year contracts. As of March 31, 2021, the Company expects to recognize $26.0 million, or approximately 82%, of its remaining performance obligations during the next twelve months.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,443	32,443
Ground component	279,157	272,492
Construction in progress:
Ground component	15,224	19,327
Other	4,330	3,298
Total Globalstar System	1,526,663	1,523,069
Internally developed and purchased software	24,368	23,984
Equipment	9,335	9,679
Land and buildings	3,049	3,110
Leasehold improvements	1,670	1,655
Total property and equipment	1,565,085	1,561,497
Accumulated depreciation	(869,118)	(845,588)
Total property and equipment, net	$695,967	$715,909

The ground component of construction in progress includes costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure in certain regions around the world. We expect to deploy these gateway assets based on coverage optimization. During the first quarter of 2021, the Company placed $7.4 million of costs into service associated with its new antennas.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of March 31, 2021, and December 31, 2020, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. This satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	March 31, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
First Lien Facility Agreement	$182,631	$5,333	$177,298	$186,988	$6,373	$180,615
Second Lien Facility Agreement	238,378	31,080	207,298	230,597	32,125	198,472
8.00% Convertible Senior Notes Issued in 2013	1,376	—	1,376	1,376	—	1,376
Paycheck Protection Program Loan	4,973	20	4,953	4,973	26	4,947
Total Debt	427,358	36,433	390,925	423,934	38,524	385,410
Less: Current Portion	55,299	—	55,299	58,824	—	58,824
Long-Term Debt	$372,059	$36,433	$335,626	$365,110	$38,524	$326,586

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. The current portion of long-term debt represents the scheduled principal repayments under the First Lien Facility Agreement (described below) and the Paycheck Protection Program ("PPP") loan (described below) due within one year of the balance sheet date.

First Lien Facility Agreement

In 2009, the Company entered into the First Lien Facility Agreement (as amended) with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent.

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

In calculating compliance with the financial covenants of the First Lien Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the First Lien Facility Agreement and payment of the indebtedness could be accelerated. The warrant proceeds received during the first quarter of 2021 (discussed below) would qualify as an Equity Cure Contribution, if needed for compliance with first half 2021 financial covenants. The Company is in discussions with its senior lenders to evaluate 2021 projected capital expenditures relative to covenant levels set forth in the First Lien Facility Agreement. As of March 31, 2021, the Company was in compliance with the covenants of the First Lien Facility Agreement.

The First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the First Lien Facility Agreement) on a semi-annual basis. During 2021, the Company was required to pay $4.4 million to its first lien lenders resulting from the Excess Cash Flow calculation as of December 31, 2020. This payment reduces future principal payment obligations.

The First Lien Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the First Lien Facility Agreement. The required balance in the debt service reserve account must equal at least $50.9 million. As of March 31, 2021, the balance in the debt service reserve account was $51.1 million and is classified as non-current restricted cash on the Company's condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022 of $109.5 million.

The amended and restated First Lien Facility Agreement includes a requirement that the Company raise no less than $45.0 million from the sale of equity prior to March 30, 2021. The Company fulfilled this requirement in March 2021 with proceeds from the exercise of all the warrants issued to the Second Lien Facility Agreement lenders in November 2019. The Company received proceeds totaling $47.3 million, of which $3.6 million was received in December 2019 and the remaining $43.7 million was received during the first quarter of 2021. In April 2021, these proceeds were used to pay the principal payment due on June 30, 2021 of $33.1 million, and then the remaining proceeds were applied to the next principal payment due on December 31, 2021 of $20.0 million. The proceeds are retained in the equity proceeds account under the First Lien Facility Agreement and recorded in current restricted cash on the Company's condensed consolidated balance sheet as of March 31, 2021.

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

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. All of these warrants were exercised before their expiration date on March 31, 2021, resulting in proceeds to the Company totaling $47.3 million.

As of March 31, 2021, the Company was in compliance with the covenants of the Second Lien Facility Agreement.

Refer to Note 5: Derivatives and Note 6: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the Second Lien Facility Agreement.

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

The Company may redeem the 2013 8.00% Notes, with the prior approval of the majority lenders under the First Lien Facility Agreement and the Second Lien Facility Agreement. A holder may convert its 2013 8.00% Notes at its option at any time prior to April 1, 2028 into shares of common stock.

The Indenture provides for customary events of default. As of March 31, 2021, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at March 31, 2021, assuming conversion at the closing price of the Company's common stock on that date of $1.35 per share, is approximately $1.3 million.

Refer to Note 5: Derivatives and Note 6: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

Paycheck Protection Program Loan

In April 2020, the Company sought relief under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and received a $5.0 million loan under the PPP. This loan (the "PPP Loan") is an unsecured debt obligation and is scheduled to mature in April 2022. As permitted under the CARES Act, the Company applied for loan forgiveness in December 2020, inclusive of both principal and accrued interest, in accordance with the terms of the CARES Act, based on payroll costs incurred since disbursement of the PPP Loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the PPP Loan. Principal and interest payments due under the PPP Loan are generally deferred until the review and approval of any forgiveness is made by the SBA, subject to the PPP rules. Furthermore, the Company's first and second lien lenders would require the Company to accelerate the repayment of any portion of the loan amount that is not forgiven.

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

5. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s existing borrowing arrangements, requiring recognition on its condensed consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Derivative assets:
Compound embedded derivative with the Second Lien Facility Agreement	$901	$286
Total derivative assets	$901	$286

Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(1,867)	$(123)
Total derivative liabilities	$(1,867)	$(123)

The derivative asset recorded for the Compound embedded derivative with the Second Lien Facility Agreement is included in Intangible and other assets, net on the Company's consolidated balance sheets.

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Compound embedded derivative with the 2013 8.00% Notes	$(1,744)	$247
Compound embedded derivative with the Loan Agreement with Thermo	—	212
Compound embedded derivative with the Second Lien Facility Agreement	615	(1,280)
Total derivative loss	$(1,129)	$(821)

The fair value of each embedded derivative liability is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in its condensed consolidated statements of operations and its condensed consolidated statements of cash flows as an operating activity. The Company classifies its derivatives consistent with the classification of the underlying debt on the Company's condensed consolidated balance sheet. See Note 6: Fair Value Measurements for further discussion.

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$901	$901
Total assets measured at fair value	$—	$—	$901	$901

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(1,867)	$(1,867)
Total liabilities measured at fair value	$—	$—	$(1,867)	$(1,867)

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$286	$286
Total assets measured at fair value	$—	$—	$286	$286

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(123)	$(123)
Total liabilities measured at fair value	$—	$—	$(123)	$(123)

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	March 31, 2021
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	100% - 119%	0.2%	$0.69	17%	$1.35

	December 31, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 85%	0.1%	$0.69	19%	$0.34

2013 8.00% Notes

Fluctuation in the Company’s stock price is a significant driver of the changes in the compound embedded derivative with the 2013 8.00% Notes during each reporting period. As the stock price increases, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s condensed consolidated balance sheet. The Company's stock price increased nearly 300% from December 31, 2020 to March 31, 2021, driving a significant increase in the liability at March 31, 2021. Stock price volatility is also a significant input used in the fair value measurement of the compound embedded derivative with the 2013 8.00% Notes. The simulated fair value of this liability is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility generally result in a higher fair value measurement.

Second Lien Facility Agreement

 The compound embedded derivative with the Second Lien Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 12% and 13% at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the discount yield utilized in the valuation was lower than the blended interest rate of the underlying debt. As a result, the features embedded in the underlying debt resulted in an asset for the Company.

When the discount yield decreases and is lower than the blended interest rate of the underlying debt, the fair value of the derivative asset increases. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2021 and 2020, respectively	$163	$(3,792)
Derivative adjustment related to conversions and exercises	—	1,058
Unrealized (loss) gain, included in derivative loss	(1,129)	2,897
Balance at end of period, March 31, 2021 and December 31, 2020, respectively	$(966)	$163
Fair Value of Debt Instruments

The Company believes it is not practicable to determine the fair value of the First Lien Facility Agreement, the Second Lien Facility Agreement and the PPP Loan without incurring significant additional costs. Unlike typical long-term debt, interest rates and other terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The following table sets forth the carrying values and estimated fair values of the Company's other debt instrument classified as a Level 3 financial instrument (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$1,376	$1,184	$1,376	$1,122

7. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo, and expenses incurred by Thermo on behalf of the Company that are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. During each of the three months ended March 31, 2021 and 2020, these expenses charged to the Company were $0.2 million, respectively. Additionally, during the first quarter of 2021, Thermo invoiced us for certain legal fees incurred totaling approximately $0.1 million relating to Thermo's participation in the Second Lien Facility Agreement; these costs were recorded as debt issuance costs included in long-term debt on the Company's condensed consolidated balance sheet as of March 31, 2021.

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During each of the three months ended March 31, 2021 and 2020, the Company incurred lease expense of $0.4 million, respectively, under this lease agreement.

In November 2019, the Company entered into the Second Lien Facility Agreement. Thermo's participation in the Second Lien Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Facility Agreement was approximately $18.1 million, of which $3.6 million was accrued during the three months ended March 31, 2021. In connection with the issuance of the Second Lien Facility Agreement, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. Thermo exercised 9.5 million warrants in 2019 and the remaining warrants, totaling 50.0 million, during the first quarter of 2021 and, accordingly, no warrants were outstanding as of March 31, 2021.

See Note 4: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

8. LOSS PER SHARE

Loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net income, the numerator used to calculate diluted EPS includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net loss. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. The effect of potentially dilutive common shares for the Company's convertible notes is calculated using the if-converted method. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per common share as of March 31, 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(36,333)	$(38,223)
Weighted average shares outstanding	1,679,754	1,557,960
Net loss per common share - basic and diluted	$(0.02)	$(0.02)

For the three months ended March 31, 2021 and 2020, 5.5 million shares and 7.2 million shares, respectively, of common stock related to the Company's 2013 8.00% Notes and 2006 Equity Incentive Plan were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Additionally, at March 31, 2020, 115.0 million warrants issued to the lenders of the Second Lien Facility Agreement were outstanding. These warrants were exercised in March 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on March 4, 2021 (the "2020 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2020 Annual Report.

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

We currently provide the following communications services, which are available only with equipment designed to work on our network:

•two-way voice communication and data transmissions using mobile or fixed devices, including our GSP-1600 and GSP-1700 phones and other fixed and data-only devices ("Duplex");
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

Our ground network includes our ground equipment, which uses patented CDMA technology to permit communication to multiple satellites. Patented receivers in our handsets track the pilot channel and signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity with virtually no discernible delay. Our system architecture provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, our SPOT and Commercial IoT services employ a proprietary technology developed by us.

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect to expand our satellite communications business and to more effectively utilize the capacity of our network assets. These initiatives include evaluating our product and service offerings in light of the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices. To align our business model with this evolution, we have temporarily ceased sales of and services to subscribers for certain Duplex devices, such as Sat-Fi2®. We are currently evaluating the profitability of these devices relative to other product and service offerings as well as the capacity required to support these devices relative to other possible uses for the capacity. Integrated with this assessment is the development of a two-way reference design module to expand our Commercial IoT offerings, which is among our other current initiatives.

Customers
The specialized needs of our global customers span many industries. As of March 31, 2021, we had approximately 742,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
Spectrum and Regulatory Structure
We benefit from a worldwide allocation of radio frequency spectrum in the international radio frequency tables administered by the International Telecommunications Union ("ITU"). Access to this globally harmonized spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum assignment enhances our ability to capitalize on existing and emerging wireless and broadband applications.

Terrestrial Authority for Globalstar's Licensed 2.4GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to seek modification of our existing MSS licenses to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz, throughout the United States of America and its Territories. In August 2017, the FCC modified Globalstar's MSS licenses, granting us authority to provide terrestrial broadband services over that 11.5 MHz portion of our satellite spectrum. Specifically, the FCC modified our space station authorization and our blanket mobile earth station license to permit a terrestrial network using 11.5 MHz of our licensed mobile-satellite service spectrum. We need to comply with certain conditions in order to provide terrestrial broadband service over this spectrum.

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

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received terrestrial authorizations in various countries, including Brazil, Canada, and South Africa, among others. We expect this global effort to continue for the foreseeable future while we seek additional terrestrial approvals to internationally harmonize our S-band spectrum across the entire 16.5 MHz authority for terrestrial mobile broadband services.

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

COVID-19

As a result of COVID-19, we have experienced a reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and expect an impact on the ability of certain of our customers to pay outstanding balances. Our results of operations for the three months ended March 31, 2021 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown.

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

Comparison of the Results of Operations for the three months ended March 31, 2021 and 2020

Our results of operations for the three months ended March 31, 2021 were impacted by COVID-19. While we cannot predict the full extent or duration of the future impact of COVID-19, certain trends or uncertainties related to COVID-19 that impact revenue or expense items are discussed below.

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. Total revenue decreased 16%, to $26.9 million for the three months ended March 31, 2021 from $32.2 million for the same period in 2020. See below for a further discussion of the fluctuation in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$6,655	25%	$7,663	24%
SPOT	10,984	41	12,123	38
Commercial IoT	4,481	17	4,310	13
Engineering and other	966	3	4,839	15
Total	$23,086	86%	$28,935	90%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$293	1%	$404	1%
SPOT	1,915	7	1,407	4
Commercial IoT	1,521	6	1,413	5
Other	114	—	35	—
Total	$3,843	14%	$3,259	10%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2021	2020
Average number of subscribers for the period:
Duplex	45,687	52,054
SPOT	261,171	271,276
Commercial IoT	409,089	418,424
IGO and Other	27,487	27,139
Total	743,434	768,893

ARPU (monthly):
Duplex	$48.56	$49.07
SPOT	14.02	14.90
Commercial IoT	3.65	3.43

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

Service Revenue

Duplex service revenue decreased 13% for the three months ended March 31, 2021 due primarily to a decrease in average subscribers of 12%. The decrease in average subscribers was driven by normal churn in the subscriber base exceeding gross activations over the last twelve months.

SPOT service revenue decreased 9% for the three months ended March 31, 2021 due to lower ARPU and average subscribers. The 6% decrease in ARPU was due primarily to a mix of subscribers at various rate plans. Lower priced service plans were introduced to new subscribers in mid-2019. As we experience normal churn in our subscriber base, most of the subscribers that churn off of our network are on higher rate plans, while new subscribers activate on current, lower-priced plans. These lower-priced plans contributed meaningfully to a 14% increase in gross activations from the first quarter of 2020 to the first quarter of 2021. However, average subscribers were down 3% due to elevated churn experienced during 2020, particularly in the months following the start of the COVID-19 pandemic. Churn has stabilized in our SPOT subscriber base during recent months.

Commercial IoT service revenue increased 4% for the three months ended March 31, 2021 due to a 6% increase in ARPU offset by a 2% decrease in average subscribers. The increase in ARPU was due to the mix of our subscribers on higher rate plans compared to the previous year's quarter. The decrease in average subscribers is due to higher churn and fewer activations during most of 2020 resulting from the impact of COVID-19. Gross activations increased slightly during the first quarter of 2021 compared to the fourth quarter of 2020, indicating a potential recovery in Commercial IoT demand.

Engineering and other service revenue decreased $3.9 million for the three months ended March 31, 2021 compared to the same period in 2020. This decrease was driven primarily by $4.0 million of revenue recognized during the first quarter of 2020 associated with the completion of certain milestones for a specific contract that did not recur in the first quarter of 2021.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.1 million for the three months ended March 31, 2021 compared to the same period in 2020. This decrease was driven primarily by a lower volume of Sat-Fi2® device sales.

Revenue from SPOT equipment sales increased $0.5 million for the three months ended March 31, 2021 compared to the same period in 2020. A higher sales volume of our SPOT X® and Trace devices contributed to the increase in revenue.

Revenue from Commercial IoT equipment sales increased $0.1 million for the three months ended March 31, 2021 compared to the same period in 2020. This increase resulted from a higher sales volume of certain devices, including our SmartOne devices and our new ST100 satellite transmitter, which was launched in June 2020. We believe that this recent increase in demand is an indication of a recovery in Commercial IoT demand.

Operating Expenses

Total operating expenses were generally flat for the three months ended March 31, 2021 compared to the same period in 2020. Lower management, general and administrative ("MG&A") costs were offset by higher cost of services, cost of subscriber equipment and depreciation, amortization and accretion. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020. There were no individually significant items that contributed to the fluctuation in expense during the respective periods.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.3 million for the three months ended March 31, 2021 from the same period in 2020. While this increase is generally consistent with the increase in total revenue from subscriber equipment sales, the improved margin during the first quarter of 2021 was impacted by the mix of equipment sold during the respective periods, particularly higher sales of Commercial IoT devices and improved margin on our SPOT devices.

Marketing, General and Administrative

MG&A expenses decreased $1.0 million for the three months ended March 31, 2021, compared to the same period in 2020. The most significant driver for the decrease in MG&A during 2021 is a fluctuation in bad debt expense; during the first quarter of 2020, we recorded reserves related to certain customer receivable balances that were not expected to be collectible due to the impact of COVID-19. During the first quarter of 2021, we recovered $0.3 million related to a previously reserved customer after a final ruling from the bankruptcy courts. MG&A expense was also lower in 2021 due to lower travel costs. Offsetting these decreases were higher professional and legal fees related to strategic opportunities.

Other (Expense) Income

Interest Income and Expense

Interest income and expense, net, decreased $2.4 million during the three months ended March 31, 2021, compared to the same period in 2020 due to lower gross interest costs. Gross interest costs were impacted by lower interest associated with the First Lien Facility Agreement and the Loan Agreement with Thermo; these items were offset by higher interest on the Second Lien Facility Agreement. Lower interest costs for the First Lien Facility Agreement were driven by reductions in the principal balance over the last twelve months as well as a decrease in the interest rate driven by a reduction in LIBOR. As previously discussed, the First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the First Lien Facility Agreement) on a semi-annual basis. During the last twelve months, we made payments totaling $7.4 million, which reduced the principal amount outstanding and lowered interest costs. Lower interest costs for the Loan Agreement with Thermo was driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020.

Interest costs associated with the First Lien Facility Agreement decreased $0.7 million (including $0.1 million of amortization of deferred financing costs) and interest costs associated with the Loan Agreement with Thermo decreased $2.9 million (including $0.7 million of accretion of debt discount). These decreases were offset by $1.1 million of interest (including $0.2 million of accretion of debt discount and amortization of deferred financing costs) associated with the Second Lien Facility Agreement.

Derivative Loss

We recorded derivative losses of $1.1 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The losses recorded during the three months ended March 31, 2021 were primarily impacted by increases in our stock price and stock price volatility, which are significant inputs used in the valuation of the embedded derivative associated with our 2013 8.00% Notes. The loss recorded during the first quarter of 2020 was impacted by an increase in the discount yield used in the valuation of the embedded derivative associated with our Second Lien Term Loan Facility Agreement. See Note 6: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Loss

Foreign currency loss decreased by $4.7 million to $4.3 million for the three months ended March 31, 2021 from $9.0 million for the same period in 2020. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For the three months ended March 31, 2021, the foreign currency loss was due to the weakening of the Euro and Brazilian real relative to the U.S. dollar. For the three months ended March 31, 2020, the foreign currency loss was due to the weakening of the Brazilian real and the Canadian dollar relative to the U.S. dollar. Other smaller items contributed to the remaining fluctuation during the three-month period.

Liquidity and Capital Resources

Overview

Our principal liquidity requirements include paying our debt service obligations and funding our operating costs. Our principal sources of liquidity include cash on hand and cash flows from operations. During the first quarter of 2021, we received proceeds totaling $43.7 million from the exercise of the remaining outstanding warrants issued to the lenders of our Second Lien Facility Agreement in 2019. As of March 31, 2021, all of the warrants issued to our lenders have been exercised resulting in total proceeds since issuance of $47.3 million. These proceeds were used to meet our obligation to raise no less than $45.0 million of equity prior to March 30, 2021. In April 2021, these proceeds were used to pay principal due under the Facility Agreement. A longer-term source of liquidity also includes restricted cash held in our debt service reserve account. Although there are uncertainties related to the future impact from COVID-19, we currently expect that sources of liquidity over the next twelve months will be sufficient for us to cover our obligations.

As of March 31, 2021, we held cash and cash equivalents of $8.4 million and restricted cash of $98.4 million, of which $47.3 million and $51.1 million was recorded as current and non-current restricted cash, respectively, on our condensed consolidated balance sheet as required under our First Lien Facility Agreement. The current portion of restricted cash was used in April 2021 to pay the First Lien Facility Agreement principal payment that would have been due in June 2021, with the remainder used to pay down a portion of the payment due in December 2021. The non-current portion of restricted cash on our consolidated balance sheet will generally be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022. As of December 31, 2020, we held cash and cash equivalents of $13.3 million and restricted cash of $54.7 million.

The total carrying amount of our debt outstanding was $390.9 million at March 31, 2021, compared to $385.4 million at December 31, 2020. At March 31, 2021, the current portion of our debt outstanding was $55.3 million and represents the scheduled principal payments under the Facility Agreement and the PPP Loan due within one year of the balance sheet date. At December 31, 2020, the current portion of our debt outstanding was $58.8 million.

The $5.5 million increase in our total debt balance was due primarily to a higher carrying value of the Second Lien Facility Agreement of $8.8 million due to the accrual of PIK interest and the accretion of debt discount as well as $1.0 million related to the amortization of deferred financing costs for the First Lien Facility Agreement. These items were offset by an unscheduled principal payment for our First Lien Facility Agreement of $4.4 million in March 2021 (discussed below).

Cash Flows for the three months ended March 31, 2021 and 2020

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash provided by operating activities	$4,512	$4,605
Net cash used in investing activities	(4,974)	(1,578)
Net cash provided by (used in) financing activities	39,245	(421)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	(155)
Net increase in cash, cash equivalents and restricted cash	$38,717	$2,451

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2021 was $4.5 million compared to $4.6 million during the same period in 2020. The slight decrease was due to lower net income after adjusting for non-cash items, offset partially by favorable working capital changes between the periods. The decrease in net income after adjusting for non-cash items was due primarily to lower revenue, particularly driven by the timing of engineering services revenue. The favorable working capital changes were due primarily to the timing of vendor payments and customer payments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2021 compared to $1.6 million for the same period in 2020. During both 2021 and 2020, the nature of our capital expenditures was related to network upgrades, including the procurement and deployment of new antennas for our gateways.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $39.2 million and net cash used in financing activities was $0.4 million, respectively, during each of the three month periods ended March 31, 2021 and 2020. As previously disclosed, during the first quarter of 2021, we received $43.7 million in proceeds from the exercise of the warrants issued with our Second Lien Facility Agreement. Offsetting these proceeds was an unscheduled principal payment of $4.4 million towards the First Lien Facility Agreement.

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the First Lien Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The First Lien Facility Agreement is scheduled to mature in December 2022. As of March 31, 2021, the principal amount outstanding under the Facility Agreement was $182.6 million, of which $53.1 million was recorded as current debt based on the contractual terms of the loan.

The First Lien Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the First Lien Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the First Lien Facility Agreement, and the lenders could accelerate payment of the indebtedness. The warrant proceeds received during the first quarter of 2021 would qualify as an Equity Cure Contribution, if needed for compliance with first half 2021 covenants. We are also in discussions with our senior lenders to evaluate 2021 projected capital expenditures relative to covenant levels set forth in this agreement. As of March 31, 2021, we were in compliance with the covenants of the First Lien Facility Agreement.

The First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the Facility Agreement) on a semi-annual basis. During 2021, we were required to pay $4.4 million to our first lien lenders resulting from our Excess Cash Flow calculation as of December 31, 2020. This payment reduces future principal payment obligations.

The First Lien Facility Agreement requires that we maintain a debt service reserve account, which is pledged to secure our obligations under the First Lien Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of March 31, 2021, the balance in the debt service reserve account was $51.1 million and is classified as non-current restricted cash on our condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022.

The amended and restated First Lien Facility Agreement includes a requirement that we raise no less than $45.0 million from the sale of equity prior to March 31, 2021. We fulfilled this requirement with proceeds from the exercise of all the warrants issued to the Second Lien Facility Agreement lenders in November 2019. We received proceeds totaling $47.3 million, of which $3.6 million was received in December 2019 and the remaining $43.7 million was received during the first quarter of 2021. The proceeds were retained in the equity proceeds account and recorded in current restricted cash on our condensed consolidated balance sheet as of March 31, 2021. In April 2021, the proceeds were used towards the principal payment due on June 30, 2021 and then the remaining proceeds were applied to the next principal payment due on December 31, 2021.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the First Lien Facility Agreement.

Second Lien Facility Agreement

In 2019, we entered into a $199.0 million Second Lien Facility Agreement with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Facility Agreement is scheduled to mature in November 2025. The loans under the Second Lien Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of March 31, 2021, the principal amount outstanding under the Second Lien Facility Agreement was $238.4 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock at an exercise price of $0.38 per share. All of these warrants were exercised prior to their expiration on March 31, 2021, resulting in proceeds of $47.3 million.

The Second Lien Facility Agreement contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of March 31, 2021, we were in compliance with all the covenants of the Second Lien Facility Agreement.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Second Lien Facility Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of March 31, 2021, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum. The indenture governing the 2013 8.00% Notes provides for customary events of default. As of March 31, 2021, we were in compliance with the terms of the 2013 8.00% Notes and the Indenture.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Paycheck Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the Paycheck Protection Program in April 2020 (the "PPP Loan"). As of March 31, 2021, the principal amount outstanding under the PPP Loan was $5.0 million, of which $2.2 million is classified as current based on the contractual terms of the loan (as modified). We applied for loan forgiveness, in accordance with the terms of the CARES Act, based on payroll costs incurred since the date of the loan. Any amount not forgiven by the Small Business Administration (the "SBA") is subject to an interest rate of 1.00% per annum commencing on the date of the loan with principal and interest payments beginning after the SBA has concluded on forgiveness, subject to the PPP rules. Our first and second lien lenders will require us to accelerate the repayment of any portion of the loan amount that is not forgiven.

See Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the PPP Loan.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations and commitments since December 31, 2020.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. We have $182.6 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $1.8 million annually.

See Note 6: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2021, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2021.

(b) Changes in internal control over financial reporting.

As of March 31, 2021, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees have followed remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2020 Annual Report.

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

GLOBALSTAR, INC.

Date:	May 6, 2021	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)