Form 10-Q
period 2021-06-30
Globalstar, Inc.
filed 2021-08-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of July 30, 2021, 1,793 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Service revenue	$25,617	$27,090	$48,703	$56,025
Subscriber equipment sales	4,662	3,274	8,505	6,533
Total revenue	30,279	30,364	57,208	62,558
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,123	8,647	18,200	17,375
Cost of subscriber equipment sales	2,858	2,940	5,757	5,583
Cost of subscriber equipment sales - reduction in the value of inventory	782	—	782	—
Marketing, general and administrative	9,681	10,253	19,778	21,344
Depreciation, amortization and accretion	23,843	23,903	47,959	47,720
Total operating expenses	46,287	45,743	92,476	92,022
Loss from operations	(16,008)	(15,379)	(35,268)	(29,464)
Other (expense) income:
Gain on extinguishment of debt	2,664	—	2,664	—
Interest income and expense, net of amounts capitalized	(10,778)	(11,508)	(22,352)	(25,518)
Derivative (loss) gain	(1,310)	1,160	(2,439)	339
Foreign currency gain (loss)	4,425	1,314	110	(7,639)
Other	(88)	(233)	(66)	(566)
Total other (expense) income	(5,087)	(9,267)	(22,083)	(33,384)
Loss before income taxes	(21,095)	(24,646)	(57,351)	(62,848)
Income tax expense	354	90	431	111
Net loss	$(21,449)	$(24,736)	$(57,782)	$(62,959)

Other comprehensive loss:
Foreign currency translation adjustments	(3,158)	(1,368)	84	3,935
Comprehensive loss	$(24,607)	$(26,104)	$(57,698)	$(59,024)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Diluted	(0.01)	(0.01)	(0.03)	(0.04)
Weighted-average shares outstanding:
Basic	1,791,943	1,668,974	1,736,158	1,613,467
Diluted	1,791,943	1,668,974	1,736,158	1,613,467

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$15,724	$13,330
Restricted cash	—	3,625
Accounts receivable, net of allowance for credit losses of $3,560 and $4,352, respectively	28,870	22,147
Inventory	11,811	13,736
Prepaid expenses and other current assets	15,457	15,649
Total current assets	71,862	68,487
Property and equipment, net	681,325	715,909
Restricted cash	50,984	51,068
Operating lease right of use assets, net	27,542	14,400
Intangible and other assets, net of accumulated amortization of $10,575 and $9,998, respectively	44,058	38,229
Total assets	$875,771	$888,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$58,824
Accounts payable	7,573	2,917
Accrued expenses	25,804	25,916
Payables to affiliates	418	581
Deferred revenue	26,823	25,977
Total current liabilities	60,618	114,215
Long-term debt, less current portion	313,423	326,586
Operating lease liabilities	25,492	13,726
Employee benefit obligations	3,507	3,650
Derivative liabilities	2,944	123
Deferred revenue	53,528	3,280
Other non-current liabilities	4,127	3,448
Total non-current liabilities	403,021	350,813

Commitments and contingencies

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 and 1,900,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 1,793,063,410 and 1,674,668,617 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	179	167
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,143,319	2,096,566
Accumulated other comprehensive loss	(2,860)	(2,944)
Retained deficit	(1,728,506)	(1,670,724)
Total stockholders’ equity	412,132	423,065
Total liabilities and stockholders’ equity	$875,771	$888,093
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2021	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and recognition of stock-based compensation	1,915	—	1,875	—	—	1,875
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	79	—	—	79
Issuance of stock for employee stock option exercises	83	—	57	—	—	57
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	3,242	—	3,242
Net loss	—	—	—	—	(36,333)	(36,333)
Balances – March 31, 2021	1,791,703	$179	$2,142,290	$298	$(1,707,057)	$435,710
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	173	—	576	—	—	576
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,187	—	406	—	—	406
Other comprehensive loss	—	—	—	(3,158)	—	(3,158)
Net loss	—	—	—	—	(21,449)	(21,449)
Balances – June 30, 2021	1,793,063	$179	$2,143,319	$(2,860)	$(1,728,506)	$412,132

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2020	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	3,020	1	1,729	—	—	1,730
Contribution of services	—	—	91	—	—	91
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(38,223)	(38,223)
Balances – March 31, 2020	1,667,704	$167	$2,092,410	$1,854	$(1,599,308)	$495,123
Net issuance of restricted stock awards and recognition of stock-based compensation	1,354	—	922	—	—	922
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,188	—	482	—	—	482
Common stock issued in connection with conversion of 2013 8.00% Notes	44	—	16	—	—	16
Other comprehensive loss	—	—	—	(1,368)	—	(1,368)
Net loss	—	—	—		(24,736)	(24,736)
Balances – June 30, 2020	1,670,290	$167	$2,093,877	$486	$(1,624,044)	$470,486

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows provided by operating activities:
Net loss	$(57,782)	$(62,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	47,959	47,720
Change in fair value of derivatives	2,439	(339)
Stock-based compensation expense	2,186	2,508
Amortization of deferred financing costs	1,841	3,822
Provision for credit losses	696	1,419
Reduction in value of inventory	782	—
Noncash interest and accretion expense	16,939	16,029
Gain on extinguishment of debt	(2,664)	—
Unrealized foreign currency (gain) loss	(245)	7,619
Noncash reversal of tariff accrual	(912)	—
Other, net	(430)	24
Changes in operating assets and liabilities:
Accounts receivable	(7,750)	(1,445)
Inventory	1,118	536
Prepaid expenses and other current assets	(665)	2,541
Other assets	(2,770)	(1,623)
Accounts payable and accrued expenses	4,416	(3,844)
Payables to affiliates	(162)	100
Other non-current liabilities	(87)	(217)
Deferred revenue	51,011	(3,032)
Net cash provided by operating activities	55,920	8,859
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(8,832)	(1,600)
Property and equipment additions	(2,288)	(2,237)
Sale of property and equipment	350	—
Purchase of intangible assets	(1,228)	(1,042)
Net cash used in investing activities	(11,998)	(4,879)
Cash flows (used in ) provided by financing activities:
Principal payments of the First Lien Facility Agreement	(89,164)	(276)
Proceeds from exercise of warrants	43,678	—
Payments for debt and equity issuance costs	(133)	(1,074)
Proceeds from PPP Loan	—	4,973
Proceeds from issuance of common stock and exercise of options	391	346
Net cash (used in) provided by financing activities	(45,228)	3,969
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(148)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,315)	7,801
Cash, cash equivalents and restricted cash, beginning of period	68,023	59,128
Cash, cash equivalents and restricted cash, end of period	$66,708	$66,929

	As of:
	June 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,724	$13,330
Restricted cash (See Note 5 for further discussion on restrictions)	50,984	54,693
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$66,708	$68,023

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,977	$5,971

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$1,041	$792
Capitalized accretion of debt discount and amortization of prepaid financing costs	251	223
Forgiveness of principal and interest of Paycheck Protection Program loan	5,030	—
Principal amount of Loan Agreement with Thermo converted into common stock	—	137,366
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	—	17,963
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	—	84,059
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	—	1,058
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year or any future period.

COVID-19-Risks and Uncertainties

There are a number of uncertainties that could impact the Company's future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains. The Company has pursued various opportunities to mitigate the risks and uncertainties resulting from COVID-19, including, but not limited to, the receipt of a $5.0 million loan under the Paycheck Protection Program ("PPP") and the evaluation of its eligibility for the Employee Retention Tax Credit program and relief under the American Rescue Plan Act. In June 2021, the Small Business Administration ("SBA") fully approved the Company's request for forgiveness of all amounts outstanding, including accrued interest, under its PPP loan.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service revenue:
Duplex	$7,243	$8,556	$13,898	$16,219
SPOT	11,139	11,579	22,123	23,702
Commercial IoT	4,504	4,298	8,985	8,608
Engineering and other	2,731	2,657	3,697	7,496
Total service revenue	25,617	27,090	48,703	56,025

Subscriber equipment sales:
Duplex	$331	$625	$624	$1,029
SPOT	2,230	1,695	4,145	3,102
Commercial IoT	2,090	939	3,611	2,352
Other	11	15	125	50
Total subscriber equipment sales	4,662	3,274	8,505	6,533

Total revenue	$30,279	$30,364	$57,208	$62,558

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Service revenue:
United States	$18,228	$20,016	$34,671	$42,705
Canada	4,376	4,392	8,206	8,363
Europe	1,857	1,791	3,568	3,152
Central and South America	815	669	1,596	1,379
Others	341	222	662	426
Total service revenue	25,617	27,090	48,703	56,025

Subscriber equipment sales:
United States	$2,438	$1,721	$4,610	$3,164
Canada	1,118	859	1,867	1,942
Europe	527	376	1,006	870
Central and South America	571	306	992	572
Others	8	12	30	(15)
Total subscriber equipment sales	4,662	3,274	8,505	6,533

Total revenue	$30,279	$30,364	$57,208	$62,558

Accounts Receivable

The Company has agreements with certain customers whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of June 30, 2021 and December 31, 2020, $1.8 million and $1.9 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer. As of June 30, 2021 and December 31, 2020, the Company recorded $10.3 million and $4.7 million, respectively, in accounts receivable related to these arrangements.

During 2020, one of the Company's customers filed for Chapter 11 of the United States Bankruptcy Code resulting in the Company reserving all open receivables due from the customer. This customer's plan of reorganization was confirmed by the bankruptcy court and the order was issued in January 2021. The cure payment, totaling $0.3 million, was received in March 2021.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the six months ended June 30, 2021 and 2020 from performance obligations included in the contract liability balance at the beginning of each of the periods was $18.8 million and $24.4 million, respectively.

In general, the duration of the Company’s subscriber service contracts is one year or less. As of June 30, 2021, the Company expects to recognize $26.8 million, or approximately 33%, of its remaining performance obligations during the next twelve months.

In June 2021, the Company received an advance payment of $37.5 million from a customer pursuant to an agreement related to the Terms Agreement described in its 2020 Annual Report. The advance payment is expected to be repaid from services provided by the Company under the Terms Agreement. Accordingly, the Company recorded the advance payment as long-term deferred revenue on its condensed consolidated balance sheet as of June 30, 2021. The Company has also recorded $14.1 million as long-term deferred revenue on its condensed consolidated balance sheet as of June 30, 2021 related to additional advance payments received under this agreement.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:	As of:
	June 30, 2021	December 31, 2020
Operating leases:
Right-of-use asset, net	$27,542	$14,400

Short-term lease liability (recorded in accrued expenses)	2,490	1,330
Long-term lease liability	25,492	13,726
Total operating lease liabilities	$27,982	$15,056

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$11	$19

Short-term lease liability (recorded in accrued expenses)	7	11
Long-term lease liability (recorded in non-current liabilities)	6	9
Total finance lease liabilities	$13	$20

During 2021, the Company entered into various operating leases predominately for new gateway sites totaling $13.6 million.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost:
Amortization of right-of-use assets	$663	$458	$1,154	$922
Interest on lease liabilities	393	333	711	675
Finance lease cost:
Amortization of right-of-use assets	1	17	8	43
Interest on lease liabilities	—	1	—	3
Short-term lease cost	41	21	79	25
Total lease cost	$1,098	$830	$1,952	$1,668

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:	As of:
	June 30, 2021	December 31, 2020

Weighted-average lease term
Finance leases	2.0 years	1.8 years
Operating Leases	10.2 years	8.3 years

Weighted-average discount rate
Finance leases	6.7%	7.2%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,080	$1,523
Operating cash flows from finance leases	—	3
Financing cash flows from finance leases	8	38

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of June 30, 2021 (amounts in thousands):

	Operating Leases	Finance Leases

2021 (remaining)	$2,537	$4
2022	4,261	$7
2023	4,177	$3
2024	4,055	$—
2025	4,094	$—
Thereafter	21,444	$—
Total lease payments	$40,568	$14
Imputed interest	(12,586)	(1)
Discounted lease liability	$27,982	$13

As of June 30, 2021, the Company executed additional operating leases, primarily for new gateway locations. These leases had not yet commenced as of June 30, 2021 since the lessors are continuing to ready the sites for use. Accordingly, these leases are not included on the balance sheet as of June 30, 2021 or in the maturity table above. The Company is in the process of evaluating these lease obligations and expects them to be approximately $8.0 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,443	32,443
Ground component	280,267	272,492
Construction in progress:
Ground component	16,770	19,327
Other	6,089	3,298
Total Globalstar System	1,531,078	1,523,069
Internally developed and purchased software	25,422	23,984
Equipment	11,096	9,679
Land and buildings	1,225	3,110
Leasehold improvements	1,675	1,655
Total property and equipment	1,570,496	1,561,497
Accumulated depreciation	(889,171)	(845,588)
Total property and equipment, net	$681,325	$715,909

The ground component of construction in progress includes costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure in certain regions around the world. We expect to deploy these gateway assets based on coverage optimization. The ground component of construction in progress also includes costs associated with the procurement and production of new gateway antennas. During the six months ended June 30, 2021, the Company placed $9.7 million of costs into service associated with these antennas.

Amounts included in the Company’s second-generation satellite, on-ground spare balance as of June 30, 2021, and December 31, 2020, consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is capable of being included in a future launch. This satellite has not been placed into service; therefore, the Company has not started to record depreciation expense.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	June 30, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
First Lien Facility Agreement	$97,824	$2,437	$95,387	$186,988	$6,373	$180,615
Second Lien Facility Agreement	246,511	29,867	216,644	230,597	32,125	198,472
8.00% Convertible Senior Notes Issued in 2013	1,392	—	1,392	1,376	—	1,376
Paycheck Protection Program Loan	—	—	—	4,973	26	4,947
Total Debt	345,727	32,304	313,423	423,934	38,524	385,410
Less: Current Portion	—	—	—	58,824	—	58,824
Long-Term Debt	$345,727	$32,304	$313,423	$365,110	$38,524	$326,586

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

The First Lien Facility Agreement is scheduled to mature in December 2022. Indebtedness under the First Lien Facility Agreement bears interest at a floating rate of LIBOR plus a margin that increases by 0.5% each year to a maximum rate of LIBOR plus 5.75%. The current interest rate is LIBOR plus 5.25%. Interest on the Facility Agreement is payable semi-annually in arrears on June 30 and December 31 of each calendar year.

In calculating compliance with the financial covenants of the First Lien Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the First Lien Facility Agreement and payment of the indebtedness could be accelerated. In anticipation of projected capital expenditures, in August 2021, the Company received a waiver from its senior lenders, increasing permitted capital expenditure limits under the First Lien Facility Agreement. As of June 30, 2021, the Company was in compliance with the covenants of the First Lien Facility Agreement.

The First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the First Lien Facility Agreement) on a semi-annual basis. During 2021, the Company was required to pay $4.4 million to its first lien lenders resulting from the Excess Cash Flow calculation as of December 31, 2020. This payment reduced future principal payment obligations (see table below).

The amended and restated First Lien Facility Agreement includes a requirement that the Company raise no less than $45.0 million from the sale of equity prior to March 30, 2021. The Company fulfilled this requirement in March 2021 with proceeds from the exercise of all the warrants issued to the Second Lien Facility Agreement lenders in November 2019. The Company received proceeds totaling $47.3 million, of which $3.6 million was received in December 2019 and the remaining $43.7 million was received during the first quarter of 2021. In April 2021, these proceeds were used to pay the remaining principal payments due in each of June 2021 and December 2021 (see table below).

In June 2021, the Company received an advance payment of $37.5 million from a customer, which was recorded to deferred revenue as of June 30, 2021 (see further discussion in Note 2: Revenue). The Company used these proceeds to pay a portion of the remaining amount due under the First Lien Facility Agreement. This voluntary prepayment was applied to the payments due in each of December 2021, June 2022 and December 2022, respectively (see table below). Additionally, the Company wrote off

$2.3 million in deferred financing costs, which represents the portion of debt prepaid by the Company in the second quarter of 2021. Subject to certain conditions, the customer may make additional advances to the Company in the future on the same terms, the proceeds of which would be used by the Company to pay a portion of the remaining principal outstanding.

The First Lien Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the First Lien Facility Agreement. The required balance in the debt service reserve account must equal at least $50.9 million. As of June 30, 2021, the balance in the debt service reserve account was $51.0 million and is classified as non-current restricted cash on the Company's condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022 of $97.8 million.

The following table sets forth the scheduled principal payments for the First Lien Facility Agreement, reflecting the application of prepayments made during 2021 (amounts in thousands):

	Principal Payment Activity				Total
Scheduled Payment Date	June 30, 2021	December 31, 2021	June 30, 2022	December 31, 2022
Scheduled Principal Payments	$37,468	$20,000	$20,000	$109,520	$186,988
Less: Excess Cash Flow Payment, March 2021	(4,357)	—	—	—	(4,357)
Less: Mandatory Prepayment, April 2021	(33,111)	(14,191)	—	—	(47,302)
Less: Voluntary Prepayment, June 2021	—	(5,809)	(20,000)	(11,696)	(37,505)
Remaining Scheduled Payments	$—	$—	$—	$97,824	$97,824

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

As of June 30, 2021, the Company was in compliance with the covenants of the Second Lien Facility Agreement.

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the Second Lien Facility Agreement.

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

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the Loan Agreement with Thermo.

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

The Indenture provides for customary events of default. As of June 30, 2021, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at June 30, 2021, assuming conversion at the closing price of the Company's common stock on that date of $1.78 per share, is approximately $2.8 million.

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

Paycheck Protection Program Loan

In April 2020, the Company sought relief under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and received a $5.0 million loan (the "PPP Loan") under the PPP. In June 2021, the Small Business Administration ("SBA") approved the Company's request for forgiveness of all amounts outstanding under the PPP Loan, including accrued interest. Prior to forgiveness, the PPP Loan was an unsecured debt obligation and was scheduled to mature in April 2022. Any amount not forgiven by the SBA was subject to an interest rate of 1.00% per annum commencing on the date of the PPP Loan.

The Company evaluated the applicable accounting guidance relative to the PPP Loan and accounted for the proceeds of the PPP Loan as debt under ASC 470. As the entire principal balance, including accrued interest, was forgiven in June 2021, the Company recorded a gain on extinguishment of debt totaling $5.0 million on its condensed consolidated statements of operations for the period ended June 30, 2021.

6. DERIVATIVES

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

	June 30, 2021	December 31, 2020
Derivative assets:
Compound embedded derivative with the Second Lien Facility Agreement	$668	$286
Total derivative assets	$668	$286

Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(2,944)	$(123)
Total derivative liabilities	$(2,944)	$(123)

The derivative asset recorded for the Compound embedded derivative with the Second Lien Facility Agreement is included in Intangible and other assets, net on the Company's consolidated balance sheets.

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Compound embedded derivative with the 2013 8.00% Notes	$(1,077)	$20	$(2,821)	$267
Compound embedded derivative with the Loan Agreement with Thermo	—	—	—	212
Compound embedded derivative with the Second Lien Facility Agreement	(233)	1,140	382	(140)
Total derivative loss	$(1,310)	$1,160	$(2,439)	$339

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$668	$668
Total assets measured at fair value	$—	$—	$668	$668

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(2,944)	$(2,944)
Total liabilities measured at fair value	$—	$—	$(2,944)	$(2,944)

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$286	$286
Total assets measured at fair value	$—	$—	$286	$286

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(123)	$(123)
Total liabilities measured at fair value	$—	$—	$(123)	$(123)

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	June 30, 2021
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	110% - 134%	0.2%	$0.69	16%	$1.78

	December 31, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 85%	0.1%	$0.69	19%	$0.34

2013 8.00% Notes

Fluctuation in the Company’s stock price is a significant driver of the changes in the compound embedded derivative with the 2013 8.00% Notes during each reporting period. As the stock price increases, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s condensed consolidated balance sheet. The Company's stock price increased over 400% from December 31, 2020 to June 30, 2021, driving a significant increase in the liability at June 30, 2021. Stock price volatility is also a significant input used in the fair value measurement of the compound embedded derivative with the 2013 8.00% Notes. The simulated fair value of this liability is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility generally result in a higher fair value measurement.

Second Lien Facility Agreement

 The compound embedded derivative with the Second Lien Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 11% and 13% at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the discount yield utilized in the valuation was lower than the blended interest rate of the underlying debt. As a result, the features embedded in the underlying debt resulted in an asset for the Company. When the discount yield decreases and is lower than the blended interest rate of the underlying debt, the fair value of the derivative asset increases. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2021 and 2020, respectively	$163	$(3,792)
Derivative adjustment related to conversions and exercises	—	1,058
Unrealized (loss) gain, included in derivative loss	(2,439)	2,897
Balance at end of period, June 30, 2021 and December 31, 2020, respectively	$(2,276)	$163
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

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$1,392	$1,237	$1,376	$1,122

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses, which include non-cash expenses that the Company accounts for as a contribution to capital, related to services provided by certain executive officers of Thermo, and expenses incurred by Thermo on behalf of the Company that are charged to the Company. The expenses charged are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time. During the three months ended June 30, 2021 and 2020, these expenses charged to the Company were $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2021 and 2020, these expenses charged to the Company were $0.4 million and $0.3 million, respectively. Additionally, during the first quarter of 2021, Thermo invoiced us for certain legal fees incurred totaling approximately $0.1 million relating to Thermo's participation in the Second Lien Facility Agreement; these costs were recorded as debt issuance costs included in long-term debt on the Company's condensed consolidated balance sheet as of June 30, 2021.

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During each of the three months ended June 30, 2021 and 2020, the Company incurred lease expense of $0.4 million, respectively, in each period under this lease agreement. During each of the six months ended June 30, 2021 and 2020, the Company incurred lease expense of $0.8 million, respectively, under this lease agreement.

In November 2019, the Company entered into the Second Lien Facility Agreement. Thermo's participation in the Second Lien Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Facility Agreement was approximately $21.8 million, of which $7.3 million was accrued during the six months ended June 30, 2021. In connection with the issuance of the Second Lien Facility Agreement, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. Thermo exercised 9.5 million warrants in 2019 and the remaining warrants, totaling 50.0 million, during the first quarter of 2021 and, accordingly, no warrants were outstanding as of June 30, 2021.

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

The following table sets forth the computation of basic and diluted loss per common share during each of the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(21,449)	$(24,736)	$(57,782)	$(62,959)
Weighted average shares outstanding	1,791,943	1,668,974	1,736,158	1,613,467
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

For the three months ended June 30, 2021 and 2020, 7.3 million and 4.4 million shares, respectively, of common stock related to the Company's 2013 8.00% Notes and Equity Incentive Plan were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. For the six months ended June 30, 2021 and 2020, 7.1 million and 4.4 million shares, respectively, of common stock related to the Company's 2013 8.00% Notes and 2006 Equity Incentive Plan were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Additionally, at June 30, 2020, 115.0 million warrants issued to the lenders of the Second Lien Facility Agreement were outstanding. These warrants were exercised in March 2021.

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

Our ground network includes our ground equipment, which uses patented CDMA technology to permit communication to multiple satellites. Patented receivers in our handsets track the pilot channel and signaling channel as well as three additional communications channels simultaneously. Compared to other satellite and network architectures, we offer superior call clarity with virtually no discernible delay. Our system architecture provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, our SPOT and Commercial IoT services employ a proprietary technology developed by us. In 2019, we began the process to expand and enhance our gateway coverage and performance, including the deployment of new gateway antennas to our gateways around the world. In connection with these efforts, during 2021, we purchased gateway assets, including operating licenses, from two former Independent Gateway Operators ("IGOs") in Australia and South Korea.

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

Our Commercial IoT use cases continue to expand, including deployments that support environmentally friendly initiatives. Recent deployments include remote monitoring of fluid levels and tanks, which replaces the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting.

Customers
The specialized needs of our global customers span many industries. As of June 30, 2021, we had approximately 749,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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

COVID-19

As a result of COVID-19, we experienced a reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and were impacted by certain of our customers not being able to pay outstanding balances. Our results of operations for the three and six months ended June 30, 2021 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2021 and 2020

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. Total revenue decreased slightly to $30.3 million for the three months ended June 30, 2021 from $30.4 million for the same period in 2020 and decreased 9% to $57.2 million for the six months ended June 30, 2021 from $62.6 million for the same period in 2020. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$7,243	24%	$8,556	28%	$13,898	24%	$16,219	26%
SPOT	11,139	37	11,579	38	22,123	39	23,702	38
Commercial IoT	4,504	15	4,298	14	8,985	16	8,608	14
Engineering and other	2,731	9	2,657	8	3,697	6	7,496	12
Total	$25,617	85%	$27,090	88%	$48,703	85%	$56,025	90%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$331	1%	$625	2%	$624	1%	$1,029	1%
SPOT	2,230	7	1,695	6	4,145	7	3,102	5
Commercial IoT	2,090	7	939	4	3,611	7	2,352	4
Other	11	—	15	—	125	—	50	—
Total	$4,662	15%	$3,274	12%	$8,505	15%	$6,533	10%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average number of subscribers for the period:
Duplex	44,160	50,491	45,913	51,230
SPOT	264,508	264,395	265,127	266,961
Commercial IoT	409,346	415,004	408,043	417,698
IGO and Other	27,603	27,342	27,595	27,252
Total	745,617	757,232	746,678	763,141

ARPU (monthly):
Duplex	$54.67	$56.49	$50.45	$52.77
SPOT	14.04	14.60	13.91	14.80
Commercial IoT	3.67	3.45	3.67	3.43

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

Service Revenue

Duplex service revenue decreased 15% and 14%, respectively, for the three and six months ended June 30, 2021 due primarily to a decrease in average subscribers of 13% and 10%, respectively. The decrease in average subscribers was driven by churn in the subscriber base exceeding gross activations over the last twelve months, including the deactivation of all Sat-Fi2® subscribers in the first quarter of 2021.

SPOT service revenue decreased 4% and 7%, respectively, for the three and six months ended June 30, 2021 due primarily to lower ARPU of 4% and 6%, respectively. ARPU decreased due to the introduction of lower-priced service plans in mid-2019. The portion of our subscriber base on these lower-priced plans has increased over the past two years and is expected to continue to increase over time. As the number of subscribers on rate plans lower than our blended ARPU level increases, ARPU will continue to decrease. These lower-priced plans contributed meaningfully to a 24% increase in gross activations from the first six months of 2020 to the first six months of 2021 and a 33% increase in gross activations from the second quarter of 2020 to the second quarter of 2021. However, average subscribers were relatively flat for both of the three and six month periods ended June 30, 2021 compared to the same periods in 2020 due to elevated churn experienced during 2020, particularly in the months following the start of the COVID-19 pandemic. Churn has recently stabilized in our SPOT subscriber base.

Commercial IoT service revenue increased 5% and 4%, respectively, for the three and six months ended June 30, 2021 due to a 6% and 7% increase, respectively, in ARPU offset partially by a 1% and 3% decrease, respectively, in average subscribers. The increase in ARPU for both periods was due to higher usage and the mix of our subscribers on higher rate plans compared to the prior year periods. The decrease in average subscribers is due to higher churn and fewer activations during most of 2020 resulting from the impact of COVID-19. This customer behavior has changed in 2021, indicating a recovery in Commercial IoT demand. Gross activations have increased each consecutive quarter since the fourth fiscal quarter of 2020 and churn was 20% lower during the first six months of 2021 compared to 2020.

Engineering and other service revenue increased $0.1 million and decreased $3.8 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. These fluctuations in engineering and other service revenue are due primarily to the timing and amount of revenue recognized associated with the completion of certain milestones for a specific contract.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. This decrease was driven primarily by a lower volume of Sat-Fi2® device sales.

Revenue from SPOT equipment sales increased $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. This increase in revenue was due to a higher sales volume of all of our SPOT devices, led by our two-way SPOT device and also impacted by the SPOT Gen4TM, our latest SPOT Satellite GPS Messenger launched in 2020.

Revenue from Commercial IoT equipment sales increased $1.2 million and $1.3 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. This increase resulted from a higher sales volume of all of our IoT devices, primarily driven by our SmartOne devices. We believe that the increase in demand during 2021 is an indication of a recovery in Commercial IoT.

Operating Expenses

Total operating expenses increased 1% to $46.3 million from $45.7 million and increased 1% to $92.5 million from $92.0 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. Reductions in the value of inventory and an increase in cost of services drove the increase in operating expenses during 2021; these increases were offset by lower management, general and administrative ("MG&A") costs. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $0.5 million and $0.8 million, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in cost of services for both periods was driven primarily by higher professional fees and licensing costs related to our implementation of a new enterprise resource planning ("ERP") system. lease expense associated with new teleport leases that started in the second quarter of 2021 and personnel costs. The increase in costs associated with our ERP was offset primarily by lower maintenance costs resulting from revisions to contract terms with certain vendors for gateway and software maintenance.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.1 million and increased $0.2 million, respectively, for the three and six months ended June 30, 2021 from the same periods in 2020. During the second quarter of 2021, pursuant to regulatory developments, we reversed an accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that we no longer believe will be due, resulting in an expense reduction of $0.9 million recognized during the quarter. Excluding this reversal, cost of subscriber equipment sales increased for both periods, which is generally consistent with the increase in total revenue from subscriber equipment sales. The improved margin during the three and six months ended June 30, 2021 was impacted by the mix of equipment sold during the respective periods, particularly higher sales of SPOT devices. During 2021, our primary manufacturer's labor costs were reduced, offsetting the impact from higher component part prices; therefore, there was no net impact on the margin generated from SPOT and Commercial IoT product sales.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During the second quarter of 2021, we recorded a reduction in the value of inventory totaling $0.8 million. We wrote off certain Sat-Fi2 materials that are not likely to be used in production as well as defective inventory units that are not saleable. Similar activity did not occur in 2020.

Marketing, General and Administrative

MG&A expenses decreased $0.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2021, compared to the same periods in 2020. The most significant driver for the decrease in MG&A during 2021 was bad debt expense. During the first half of 2020, we recorded reserves related to certain customer receivable balances that were not expected to be collectible due to financial difficulties resulting from the impact of COVID-19. During the first and second quarters of 2021, we recovered a portion of these previously reserved customer balances. Offsetting the favorable fluctuations in bad debt expense were higher subscriber acquisition costs for both the three and six months ended June 30, 2021, including increases in customer appeasement credits and commissions. Other smaller items impacted MG&A expense in both periods, such as lower travel costs offset by higher professional and legal fees related to strategic opportunities.

Other (Expense) Income

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the three and six months ended June 30, 2021 was $2.7 million. In June 2021, the Small Business Administration ("SBA") approved our request for forgiveness of amounts outstanding under the Paycheck Protection Program ("PPP") loan. Accordingly, we recorded a gain on extinguishment of debt totaling $5.0 million during the second quarter of 2021. Offsetting this gain was a $2.3 million write-off of a portion of remaining deferred financing costs resulting from unscheduled principal repayments of the First Lien Facility Agreement during the second quarter of 2021. Similar activity did not occur in 2020.

Interest Income and Expense

Interest income and expense, net, decreased $0.7 million and $3.2 million, respectively, during the three and six months ended June 30, 2021, compared to the same periods in 2020 due to lower gross interest costs and higher capitalized interest. Gross interest costs decreased $0.4 million and $2.9 million, respectively, and capitalized interest increased $0.3 million in both periods, which decreased interest expense. Gross interest costs were impacted by lower interest associated with the First Lien Facility Agreement and the Loan Agreement with Thermo; these items were offset by higher interest on the Second Lien Facility Agreement. Interest costs for the First Lien Facility Agreement were favorably impacted by reductions in the principal balance over the last twelve months as well as a decrease in the interest rate driven by a reduction in LIBOR. As previously discussed, we have made principal payments of the First Lien Facility Agreement totaling $92.3 million in the last twelve months, which reduced the principal amount outstanding and lowered interest costs. Lower interest costs for the Loan Agreement with Thermo were driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020.

For the three and six months ended June 30, 2021, interest costs associated with the First Lien Facility Agreement decreased $1.6 million and $2.3 million (including $0.4 million and $0.3 million of amortization of deferred financing costs), respectively, and interest costs associated with the Loan Agreement with Thermo decreased $2.9 million (including $0.7 million of accretion of debt discount) for the six month period. These decreases were offset by $1.1 million and $2.2 million of interest (including $0.1 million and $0.3 million of accretion of debt discount and amortization of deferred financing costs), respectively, associated with the Second Lien Facility Agreement.

Derivative (Loss) Gain

We recorded derivative losses of $1.3 million and gains of $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and losses of $2.4 million and gains of $0.3 million for the six months ended June 30, 2021 and 2020, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The losses recorded during the three and six months ended June 30, 2021 were primarily impacted by increases in our stock price and stock price volatility, which are significant inputs used in the valuation of the embedded derivative associated with our 2013 8.00% Notes. The gains recorded during the three and six months ended June 30, 2020 were impacted by fluctuations in the discount yield used in the valuation of the embedded derivative associated with our Second Lien Term Loan Facility Agreement. For the first quarter of 2020, the assumed high probability of conversion of the Loan Agreement with Thermo, which occurred in February 2020, also decreased the value of our derivative liabilities. See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) fluctuated by $3.1 million to a gain of $4.4 million for the three months ended June 30, 2021 from a gain of $1.3 million for the same period in 2020. Foreign currency gain (loss) fluctuated by $7.7 million to a gain of $0.1 million for the six months ended June 30, 2021 from a loss of $7.6 million for the same period in 2020. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For the three months ended June 30, 2021, the foreign currency gain was due to the strengthening of the Euro, Canadian dollar and Brazilian real relative to the U.S. dollar. For the six months ended June 30, 2021, the foreign currency gain was due to the strengthening of the Brazilian real and the Canadian dollar offset by weakening of the Euro relative to the U.S. dollar. For the same periods in 2020, the strengthening of the Canadian dollar relative to the U.S. dollar contributed to the foreign currency gain for the three months ended June 30, 2020 and the weakening of the Canadian dollar and Brazilian real relative to the U.S. dollar contributed to the foreign currency losses for the six months ended June 30, 2020.

Liquidity and Capital Resources

Overview

Our principal near-term liquidity requirements include funding our operating costs and capital expenditures. Our principal sources of liquidity include cash on hand and cash flows from operations. Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations. A longer-term source of liquidity also includes restricted cash held in our debt service reserve account. We currently expect that sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. We may also access equity and debt capital markets from time to time or refinance our debt obligations to improve the terms of our debt instruments and lower principal and interest payments.

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

In June 2021, we received an advance payment of $37.5 million from a customer pursuant to an agreement related to the Terms Agreement described in our 2020 Annual Report. The advance payment is expected to be repaid from services provided by us under the Terms Agreement. Any portion of the advance payment not repaid in services will be repaid in cash over time. Upon receipt of the advance payment in June 2021, we used the proceeds to repay a portion of the amount outstanding under our First Lien Facility Agreement.

As of June 30, 2021, we held cash and cash equivalents of $15.7 million and restricted cash of $51.0 million on our condensed consolidated balance sheet. Restricted cash will generally be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022. As of December 31, 2020, we held cash and cash equivalents of $13.3 million and restricted cash of $54.7 million.

The total carrying amount of our debt outstanding was $313.4 million at June 30, 2021, compared to $385.4 million at December 31, 2020. At June 30, 2021, there was no current portion of debt outstanding. At December 31, 2020, the current portion of our debt outstanding was $58.8 million, which represented the scheduled payments under the First Lien Facility Agreement and the PPP Loan.

The $72.0 million decrease in carrying value of our debt was due primarily to principal payments of the First Lien Facility Agreement totaling $89.2 million during the first six months of 2021 (discussed below) as well as the forgiveness of the PPP Loan, totaling $4.9 million (net of less than $0.1 million of deferred financing costs prior to forgiveness). Offsetting these debt reductions was a higher carrying value of the Second Lien Facility Agreement of $18.2 million due to the accrual of PIK interest and the accretion of debt discount as well as $3.9 million related to the amortization of deferred financing costs and write-off of deferred financing costs for the First Lien Facility Agreement.

Cash Flows for the six months ended June 30, 2021 and 2020

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$55,920	$8,859
Net cash used in investing activities	(11,998)	(4,879)
Net cash (used in) provided by financing activities	(45,228)	3,969
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(148)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,315)	$7,801

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2021 was $55.9 million compared to $8.9 million during the same period in 2020. The primary driver for the increase was prepayments made during 2021 by a customer totaling $51.6 million, which were recorded as deferred revenue (see Note 2: Revenue to our condensed consolidated financial statements for further discussion). The timing of vendor payments and receipts from customers also impacted the change in working capital. Partially offsetting these favorable working capital changes was lower net income (after adjusting for non-cash items) due primarily to lower revenue, particularly driven by the timing of engineering services revenue.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $12.0 million for the six months ended June 30, 2021 compared to $4.9 million for the same period in 2020. During both 2021 and 2020, the nature of our capital expenditures was related to network upgrades, including the procurement and deployment of new antennas for our gateways, as well as the purchase of intangible assets related to our MSS and terrestrial spectrum licensing initiatives.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $45.2 million and net cash provided by financing activities was $4.0 million, respectively, during each of the six month periods ended June 30, 2021 and 2020. As previously disclosed, during the first six months of 2021, we made principal payments of the First Lien Facility Agreement totaling $89.2 million (see further discussion below). In March 2021, we received $43.7 million in proceeds from the exercise of the warrants issued with our Second Lien Facility Agreement.

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the First Lien Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The First Lien Facility Agreement is scheduled to mature in December 2022. As of June 30, 2021, the principal amount outstanding under the Facility Agreement was $97.8 million.

The First Lien Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the First Lien Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the First Lien Facility Agreement, and the lenders could accelerate payment of the indebtedness. In anticipation of projected capital expenditures, in August 2021, we received a waiver from our senior lenders, increasing permitted capital expenditure limits under the First Lien Facility Agreement. As of June 30, 2021, we were in compliance with the covenants of the First Lien Facility Agreement.

The First Lien Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the Facility Agreement) on a semi-annual basis. During 2021, we were required to pay $4.4 million to our first lien lenders resulting from our Excess Cash Flow calculation as of December 31, 2020. This payment reduced future principal payment obligations.

The amended and restated First Lien Facility Agreement includes a requirement that we raise no less than $45.0 million from the sale of equity prior to March 31, 2021. We fulfilled this requirement with proceeds from the exercise of all the warrants issued to the Second Lien Facility Agreement lenders in November 2019. We received proceeds totaling $47.3 million, of which $3.6 million was received in December 2019 and the remaining $43.7 million was received during the first quarter of 2021. In April 2021, the proceeds were used towards the principal payment due in June 2021 and then the remaining proceeds were applied to the principal payment due in December 2021.

Additionally, as previously disclosed, in June 2021, we received an advance payment of $37.5 million from a customer. We used these proceeds to pay a portion of the remaining amount due under the First Lien Facility Agreement. This payment was applied to the scheduled principal payments due in December 2021 and June 2022 and then the remaining proceeds were applied to the December 2022 principal payment.

The First Lien Facility Agreement requires that we maintain a debt service reserve account, which is pledged to secure our obligations under the First Lien Facility Agreement. The required balance in the debt service reserve account is fixed and must equal at least $50.9 million. As of June 30, 2021, the balance in the debt service reserve account was $51.0 million and is classified as non-current restricted cash on our condensed consolidated balance sheet as it will be used towards the final scheduled payment due upon maturity of the First Lien Facility Agreement in December 2022.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the First Lien Facility Agreement.

Second Lien Facility Agreement

In 2019, we entered into a $199.0 million Second Lien Facility Agreement with Thermo, EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Facility Agreement is scheduled to mature in November 2025. The loans under the Second Lien Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of June 30, 2021, the principal amount outstanding under the Second Lien Facility Agreement was $246.5 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock at an exercise price of $0.38 per share. All of these warrants were exercised prior to their expiration on March 31, 2021, resulting in proceeds of $47.3 million.

The Second Lien Facility Agreement contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of June 30, 2021, we were in compliance with all the covenants of the Second Lien Facility Agreement.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Second Lien Facility Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of June 30, 2021, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum. The indenture governing the 2013 8.00% Notes provides for customary events of default. As of June 30, 2021, we were in compliance with the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Paycheck Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the PPP in April 2020 (the "PPP Loan"). In June 2021, the SBA approved our request for forgiveness of all amounts outstanding, including accrued interest. As of June 30, 2021, there was no principal amount or interest outstanding under the PPP Loan.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. We have $97.8 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $1.0 million annually.

See Note 7: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2021, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2021.

(b) Changes in internal control over financial reporting.

As of June 30, 2021, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees continue to follow remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to DEF 14A filed April 12, 2021)
3.2*	Fourth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on April 15, 2019)
10.1†	Amended and Restated Prepayment Agreement dated May 19, 2021
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Incorporated by reference.
† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 5, 2021	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)