Form 10-Q
period 2021-09-30
Globalstar, Inc.
filed 2021-11-04
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of October 29, 2021, 1,793 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Service revenue	$27,848	$28,385	$76,551	$84,410
Subscriber equipment sales	4,766	4,372	13,271	10,905
Total revenue	32,614	32,757	89,822	95,315
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	9,648	8,580	27,848	25,955
Cost of subscriber equipment sales	4,099	4,032	9,856	9,615
Cost of subscriber equipment sales - reduction in the value of inventory	71	—	853	—
Marketing, general and administrative	9,196	10,063	28,974	31,407
Reduction in value of long-lived assets	242	—	242	—
Depreciation, amortization and accretion	24,072	24,717	72,031	72,437
Total operating expenses	47,328	47,392	139,804	139,414
Loss from operations	(14,714)	(14,635)	(49,982)	(44,099)
Other (expense) income:
(Loss) gain on extinguishment of debt	(829)	—	1,835	—
Interest income and expense, net of amounts capitalized	(11,406)	(11,398)	(33,758)	(36,916)
Derivative gain (loss)	229	1,225	(2,210)	1,564
Foreign currency (loss) gain	(4,752)	266	(4,642)	(7,373)
Other	473	(346)	407	(912)
Total other (expense) income	(16,285)	(10,253)	(38,368)	(43,637)
Loss before income taxes	(30,999)	(24,888)	(88,350)	(87,736)
Income tax (benefit) expense	(114)	58	317	169
Net loss	$(30,885)	$(24,946)	$(88,667)	$(87,905)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,185	(91)	3,269	3,844
Comprehensive loss	$(27,700)	$(25,037)	$(85,398)	$(84,061)

Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Diluted	(0.02)	(0.01)	(0.05)	(0.05)
Weighted-average shares outstanding:
Basic	1,793,144	1,670,315	1,755,362	1,632,554
Diluted	1,793,144	1,670,315	1,755,362	1,632,554

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,306	$13,330
Restricted cash	—	3,625
Accounts receivable, net of allowance for credit losses of $3,276 and $4,352, respectively	35,054	22,147
Inventory	12,545	13,736
Prepaid expenses and other current assets	16,092	15,649
Total current assets	74,997	68,487
Property and equipment, net	682,587	715,909
Restricted cash	51,068	51,068
Operating lease right of use assets, net	32,642	14,400
Intangible and other assets, net of accumulated amortization of $10,853 and $9,998, respectively	42,821	38,229
Total assets	$884,115	$888,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$58,824
Accounts payable	9,829	2,917
Accrued expenses	31,849	25,916
Payables to affiliates	271	581
Recoupment of advance payments	12,500	—
Deferred revenue	26,546	25,977
Total current liabilities	80,995	114,215
Long-term debt, less current portion	286,881	326,586
Operating lease liabilities	29,756	13,726
Deferred revenue, net	91,055	3,280
Other non-current liabilities	10,303	7,221
Total non-current liabilities	417,995	350,813

Commitments and contingencies

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 and 1,900,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 1,793,306,938 and 1,674,668,617 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	179	167
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,144,012	2,096,566
Accumulated other comprehensive income (loss)	325	(2,944)
Retained deficit	(1,759,391)	(1,670,724)
Total stockholders’ equity	385,125	423,065
Total liabilities and stockholders’ equity	$884,115	$888,093
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2021	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	1,998	—	1,932	—	—	1,932
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	79	—	—	79
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	3,242	—	3,242
Net loss	—	—	—	—	(36,333)	(36,333)
Balances – March 31, 2021	1,791,703	$179	$2,142,290	$298	$(1,707,057)	$435,710
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	173	—	576	—	—	576
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,187	—	406	—	—	406
Other comprehensive loss	—	—	—	(3,158)	—	(3,158)
Net loss	—	—	—	—	(21,449)	(21,449)
Balances – June 30, 2021	1,793,063	$179	$2,143,319	$(2,860)	$(1,728,506)	$412,132
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	244	—	544	—	—	544
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Other comprehensive income	—	—	—	3,185	—	3,185
Net loss	—	—	—	—	(30,885)	(30,885)
Balances – September 30, 2021	1,793,307	$179	$2,144,012	$325	$(1,759,391)	$385,125

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
Balances – January 1, 2020	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	3,020	1	1,729	—	—	1,730
Contribution of services	—	—	91	—	—	91
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	5,303	—	5,303
Net loss	—	—	—	—	(38,223)	(38,223)
Balances – March 31, 2020	1,667,704	$167	$2,092,410	$1,854	$(1,599,308)	$495,123
Net issuance of restricted stock awards and recognition of stock-based compensation	1,354	—	922	—	—	922
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,188	—	482	—	—	482
Common stock issued in connection with conversion of 2013 8.00% Notes	44	—	16	—	—	16
Other comprehensive loss	—	—	—	(1,368)	—	(1,368)
Net loss	—	—	—		(24,736)	(24,736)
Balances – June 30, 2020	1,670,290	$167	$2,093,877	$486	$(1,624,044)	$470,486
Net issuance of restricted stock awards and recognition of stock-based compensation	14	—	945			945
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	99			99
Common stock issued in connection with conversion of 2013 8.00% Notes	51	—	15	—	—	15
Other comprehensive loss	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(24,946)	(24,946)
Balances – September 30, 2020	1,670,355	$167	$2,094,983	$395	$(1,648,990)	$446,555

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows provided by operating activities:
Net loss	$(88,667)	$(87,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	72,031	72,437
Change in fair value of derivatives	2,210	(1,564)
Stock-based compensation expense	3,044	3,925
Amortization of deferred financing costs	2,341	3,173
Provision for credit losses	1,029	1,496
Reduction in value of long-lived assets and inventory	1,095	—
Noncash interest and accretion expense	26,537	25,694
Gain on extinguishment of debt	(1,835)	—
Unrealized foreign currency loss	4,639	7,850
Noncash reversal of tariff accrual	(912)	—
Other, net	(625)	(104)
Changes in operating assets and liabilities:
Accounts receivable	(7,013)	(3,185)
Inventory	276	880
Prepaid expenses and other current assets	(1,595)	3,161
Other assets	(1,883)	(514)
Accounts payable, accrued expenses and recoupment of advance payments	15,197	261
Payables to affiliates	(309)	210
Other non-current liabilities	(259)	(173)
Deferred revenue	81,865	(1,955)
Net cash provided by operating activities	107,166	23,687
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(24,766)	(4,307)
Property and equipment additions	(4,209)	(3,555)
Sale of property and equipment	350	—
Purchase of intangible assets	(1,408)	(1,433)
Net cash used in investing activities	(30,033)	(9,295)
Cash flows (used in) provided by financing activities:
Principal payments of the First Lien Facility Agreement	(126,664)	(3,373)
Proceeds from exercise of warrants	43,678	—
Payments for debt issuance costs	(133)	(1,074)
Proceeds from PPP Loan	—	4,973
Proceeds from issuance of common stock and exercise of options	394	346
Net cash (used in) provided by financing activities	(82,725)	872
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	(56)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,649)	15,208
Cash, cash equivalents and restricted cash, beginning of period	68,023	59,128
Cash, cash equivalents and restricted cash, end of period	$62,374	$74,336

	As of:
	September 30, 2021	December 31, 2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$11,306	$13,330
Restricted cash (See Note 5 for further discussion on restrictions)	51,068	54,693
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,374	$68,023

	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,017	$6,011

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$1,703	$1,176
Capitalized accretion of debt discount and amortization of prepaid financing costs	379	325
Forgiveness of principal and interest of Paycheck Protection Program loan	5,030	—
Principal amount of Loan Agreement with Thermo converted into common stock	—	137,366
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	—	17,963
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	—	84,059
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	—	1,058
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service revenue:
Duplex	$9,632	$9,956	$23,530	$26,175
SPOT	11,873	11,396	33,996	35,098
Commercial IoT	4,458	4,420	13,443	13,028
Engineering and other	1,885	2,613	5,582	10,109
Total service revenue	27,848	28,385	76,551	84,410

Subscriber equipment sales:
Duplex	$265	$510	$889	$1,539
SPOT	2,619	2,602	6,764	5,704
Commercial IoT	1,841	1,256	5,452	3,608
Other	41	4	166	54
Total subscriber equipment sales	4,766	4,372	13,271	10,905

Total revenue	$32,614	$32,757	$89,822	$95,315

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Service revenue:
United States	$19,677	$19,958	$54,348	$62,663
Canada	5,236	5,522	13,442	13,885
Europe	2,039	2,057	5,607	5,209
Central and South America	996	623	2,592	2,002
Others	(100)	225	562	651
Total service revenue	27,848	28,385	76,551	84,410

Subscriber equipment sales:
United States	$3,130	$2,657	$7,740	$5,821
Canada	563	906	2,430	2,848
Europe	505	326	1,511	1,196
Central and South America	546	465	1,538	1,037
Others	22	18	52	3
Total subscriber equipment sales	4,766	4,372	13,271	10,905

Total revenue	$32,614	$32,757	$89,822	$95,315

Accounts Receivable

The Company has agreements with certain customers whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of September 30, 2021 and December 31, 2020, $2.1 million and $1.9 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer. As of September 30, 2021 and December 31, 2020, the Company recorded $12.1 million and $4.7 million, respectively, in accounts receivable related to these arrangements.

During 2020, one of the Company's customers filed for Chapter 11 of the United States Bankruptcy Code resulting in the Company reserving all open receivables due from the customer. This customer's plan of reorganization was confirmed by the bankruptcy court and the order was issued in January 2021. During 2021, the Company received payments from this customer for previously written off balances totaling $0.5 million.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the nine months ended September 30, 2021 and 2020 from performance obligations included in the contract liability balance at the beginning of each of the periods was $23.8 million and $27.5 million, respectively.

In general, the duration of the Company’s subscriber service contracts is one year or less. As of September 30, 2021, the Company expects to recognize $26.5 million, or approximately 23%, of its remaining performance obligations during the next twelve months.

In June and September 2021, the Company received two advance payments of $37.5 million each from a customer pursuant to an agreement related to the Terms Agreement described in the 2020 Annual Report. The Company expects $62.5 million of these advance payments to be repaid from services provided by the Company under the Terms Agreement; therefore, the Company has recorded this amount as long-term deferred revenue on its condensed consolidated balance sheet. The remaining $12.5 million of these advance payments is subject to a recoupment provision in the Terms Agreement; therefore, the Company has recorded this amount as a current liability since it expects this portion of the advance payments to be repaid over the next 12 months. The Company has also recorded $27.8 million as long-term deferred revenue related to additional advance payments in connection with ongoing network upgrades. The total amount of deferred revenue associated with this customer is reflected net of contract assets of $1.2 million on its condensed consolidated balance sheet as of September 30, 2021.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:	As of:
	September 30, 2021	December 31, 2020
Operating leases:
Right-of-use asset, net	$32,642	$14,400

Short-term lease liability (recorded in accrued expenses)	3,230	1,330
Long-term lease liability	29,756	13,726
Total operating lease liabilities	$32,986	$15,056

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$9	$19

Short-term lease liability (recorded in accrued expenses)	6	11
Long-term lease liability (recorded in non-current liabilities)	4	9
Total finance lease liabilities	$10	$20

In connection with the Company's gateway expansion project related to the Terms Agreement described in the 2020 Annual Report, the Company has entered into various operating leases, predominately for new gateway sites, totaling $19.5 million during 2021. The tables in this footnote reflect the relevant terms of these new leases.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost:
Amortization of right-of-use assets	$661	$473	$1,815	$1,395
Interest on lease liabilities	545	328	1,256	1,003
Finance lease cost:
Amortization of right-of-use assets	1	17	9	60
Interest on lease liabilities	1	1	1	4
Short-term lease cost	38	28	117	53
Total lease cost	$1,246	$847	$3,198	$2,515

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:	As of:
	September 30, 2021	December 31, 2020

Weighted-average lease term
Finance leases	1.8 years	1.8 years
Operating Leases	10.8 years	8.3 years

Weighted-average discount rate
Finance leases	6.9%	7.2%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,420	$2,283
Operating cash flows for finance leases	1	4
Financing cash flows for finance leases	9	53

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of September 30, 2021 (amounts in thousands):

	Operating Leases	Finance Leases

2021 (remaining)	$2,496	$2
2022	5,220	6
2023	5,140	3
2024	5,019	—
2025	5,057	—
Thereafter	30,995	—
Total lease payments	$53,927	$11
Imputed interest	(20,941)	(1)
Discounted lease liability	$32,986	$10

As of September 30, 2021, the Company executed an additional operating lease for a new gateway location. This lease had not yet commenced as of September 30, 2021 since the lessor is continuing to ready the site for use. Accordingly, this lease is not included on the balance sheet as of September 30, 2021 or in the maturity table above. The Company is in the process of evaluating this lease obligation and expects it to be approximately $2.5 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,443	32,443
Ground component	279,984	272,492
Construction in progress:
Space component	9,426	398
Ground component	34,047	19,327
Other	3,535	2,900
Total Globalstar System	1,554,944	1,523,069
Internally developed and purchased software	26,057	23,984
Equipment	11,042	9,679
Land and buildings	1,166	3,110
Leasehold improvements	1,668	1,655
Total property and equipment	1,594,877	1,561,497
Accumulated depreciation	(912,290)	(845,588)
Total property and equipment, net	$682,587	$715,909

The ground component of construction in progress includes costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement and production of new gateway antennas. During the nine months ended September 30, 2021, the Company placed $10.3 million of costs into service associated with these antennas.

Amounts included in the Company’s second-generation satellite, on-ground spare in the table above consist primarily of costs related to a spare second-generation satellite that has not been placed in orbit, but is likely to be capable of being included in a future launch. The Company has entered into certain contracts for the preparation and launch of the Company's on-ground spare satellite, which is expected to occur in 2022. Costs to support these efforts are included in the space component of construction in progress in the table above.

The construction in progress activity described above is related the Terms Agreement described in the 2020 Annual Report and Note 2: Revenue.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	September 30, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
First Lien Facility Agreement	$60,324	$1,251	$59,073	$186,988	$6,373	$180,615
Second Lien Facility Agreement	255,015	28,599	226,416	230,597	32,125	198,472
8.00% Convertible Senior Notes Issued in 2013	1,392	—	1,392	1,376	—	1,376
Paycheck Protection Program Loan	—	—	—	4,973	26	4,947
Total Debt	316,731	29,850	286,881	423,934	38,524	385,410
Less: Current Portion	—	—	—	58,824	—	58,824
Long-Term Debt	$316,731	$29,850	$286,881	$365,110	$38,524	$326,586

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

In calculating compliance with the financial covenants of the First Lien Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the First Lien Facility Agreement and payment of the indebtedness could be accelerated. In anticipation of projected capital expenditures, in August 2021, the Company received a waiver from its senior lenders, increasing permitted capital expenditure limits under the First Lien Facility Agreement. As of September 30, 2021, the Company was in compliance with the covenants of the First Lien Facility Agreement.

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

In June and September 2021, the Company received two advance payments of $37.5 million each from a customer (see further discussion in Note 2: Revenue). The Company used these proceeds to pay a portion of the remaining amount due under the First Lien Facility Agreement. These voluntary prepayments were applied to the payments due in each of December 2021, June 2022 and December 2022, respectively (see table below). Additionally, the Company wrote off $2.3 million and

$0.8 million in deferred financing costs, which represents the portion of debt prepaid by the Company in the second and third quarters of 2021, respectively.

The First Lien Facility Agreement also requires the Company to maintain a debt service reserve account, which is pledged to secure all of the Company's obligations under the First Lien Facility Agreement. As of September 30, 2021, the balance in the debt service reserve account was $51.1 million and is classified as non-current restricted cash on the Company's condensed consolidated balance sheet consistent with the remaining principal outstanding of $60.3 million due in December 2022. The Company currently intends to fully pay off the remaining principal balance during the fourth quarter of 2021. In connection with the anticipated early pay off, the Company expects to receive a partial refund of premiums previously paid.

The following table sets forth the scheduled principal payments for the First Lien Facility Agreement, reflecting the application of prepayments made during 2021 (amounts in thousands):

	Principal Payment Activity				Total
Scheduled Payment Date	June 30, 2021	December 31, 2021	June 30, 2022	December 31, 2022
Scheduled Principal Payments	$37,468	$20,000	$20,000	$109,520	$186,988
Less: Excess Cash Flow Payment, March 2021	(4,357)	—	—	—	(4,357)
Less: Mandatory Prepayment, April 2021	(33,111)	(14,191)	—	—	(47,302)
Less: Voluntary Prepayment, June 2021	—	(5,809)	(20,000)	(11,696)	(37,505)
Less: Voluntary Prepayment, September 2021	—	—	—	(37,500)	(37,500)
Remaining Scheduled Payments	$—	$—	$—	$60,324	$60,324

Second Lien Facility Agreement

In November 2019, the Company entered into a $199.0 million Second Lien Facility Agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Facility Agreement is scheduled to mature in November 2025. The loans under the Second Lien Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid in kind (or in cash at the option of the Company, subject to restrictions in the First Lien Facility Agreement).

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. All of these warrants were exercised before their expiration date on March 31, 2021, resulting in proceeds to the Company totaling $47.3 million.

As of September 30, 2021, the Company was in compliance with the covenants of the Second Lien Facility Agreement.

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

The Indenture provides for customary events of default. As of September 30, 2021, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at September 30, 2021, assuming conversion at the closing price of the Company's common stock on that date of $1.67 per share, is approximately $2.5 million.

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

	September 30, 2021	December 31, 2020
Derivative assets:
Compound embedded derivative with the Second Lien Facility Agreement	$613	$286
Total derivative assets	$613	$286

Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(2,660)	$(123)
Total derivative liabilities	$(2,660)	$(123)

The derivative asset recorded for the Compound embedded derivative with the Second Lien Facility Agreement and the derivative liability recorded for the Compound embedded derivative with the 2013 8.00% Notes are included in Intangible and other assets, net and other non-current liabilities, respectively, on the Company's consolidated balance sheets.

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Compound embedded derivative with the 2013 8.00% Notes	$284	$97	$(2,537)	$364
Compound embedded derivative with the Loan Agreement with Thermo	—	—	—	212
Compound embedded derivative with the Second Lien Facility Agreement	(55)	1,128	327	988
Total derivative loss (gain)	$229	$1,225	$(2,210)	$1,564

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$613	$613
Total assets measured at fair value	$—	$—	$613	$613

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(2,660)	$(2,660)
Total liabilities measured at fair value	$—	$—	$(2,660)	$(2,660)

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the Second Lien Facility Agreement	$—	$—	$286	$286
Total assets measured at fair value	$—	$—	$286	$286

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(123)	$(123)
Total liabilities measured at fair value	$—	$—	$(123)	$(123)

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	September 30, 2021
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	125% - 146%	0.2%	$0.69	17%	$1.67

	December 31, 2020
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40% - 85%	0.1%	$0.69	19%	$0.34

2013 8.00% Notes

Fluctuation in the Company’s stock price is a significant driver of the changes in the compound embedded derivative with the 2013 8.00% Notes during each reporting period. As the stock price increases, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s condensed consolidated balance sheet. The Company's stock price increased almost 400% from December 31, 2020 to September 30, 2021, driving a significant increase in the liability at September 30, 2021. Stock price volatility is also a significant input used in the fair value measurement of the compound embedded derivative with the 2013 8.00% Notes. The simulated fair value of this liability is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility generally result in a higher fair value measurement.

Second Lien Facility Agreement

 The compound embedded derivative with the Second Lien Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 12% and 13% at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the discount yield utilized in the valuation was lower than the blended interest rate of the underlying debt. As a result, the features embedded in the underlying debt resulted in an asset for the Company. When the discount yield decreases and is lower than the blended interest rate of the underlying debt, the fair value of the derivative asset increases. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2021 and 2020, respectively	$163	$(3,792)
Derivative adjustment related to conversions and exercises	—	1,058
Unrealized (loss) gain, included in derivative gain (loss)	(2,210)	2,897
Balance at end of period, September 30, 2021 and December 31, 2020, respectively	$(2,047)	$163
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

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$1,392	$1,241	$1,376	$1,122

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt instruments.

Nonrecurring Fair Value Measurements

Long-lived assets and intangible and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the third quarter of 2021, the Company wrote off approximately $0.2 million of construction in progress related to unsatisfactory work that did not meet internal testing requirements and could not be used for its intended purpose.

8. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.

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

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During each of the three months ended September 30, 2021 and 2020, the Company incurred lease expense of $0.4 million, respectively, in each period under this lease agreement. During each of the nine months ended September 30, 2021 and 2020, the Company incurred lease expense of $1.2 million, respectively, under this lease agreement.

In November 2019, the Company entered into the Second Lien Facility Agreement. Thermo's participation in the Second Lien Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the Second Lien Facility Agreement was approximately $25.7 million, of which $11.2 million was accrued during the nine months ended September 30, 2021. In connection with the issuance of the Second Lien Facility Agreement, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. Thermo exercised 9.5 million warrants in 2019 and the remaining warrants, totaling 50.0 million, during the first quarter of 2021 and, accordingly, no warrants were outstanding as of September 30, 2021.

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

The following table sets forth the computation of basic and diluted loss per common share during each of the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2021
Net loss	$(30,885)	$(24,946)	$(88,667)	$(87,905)
Weighted average shares outstanding	1,793,144	1,670,315	1,755,362	1,632,554
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.05)

For the three months ended September 30, 2021 and 2020, 11.0 million and 4.3 million shares, respectively, of common stock related to the Company's 2013 8.00% Notes and Equity Incentive Plan were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. For the nine months ended September 30, 2021 and 2020, 10.2 million and 4.4 million shares, respectively, of common stock related to the Company's 2013 8.00% Notes and 2006 Equity Incentive Plan were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Additionally, at September 30, 2020, 115.0 million warrants issued to the lenders of the Second Lien Facility Agreement were outstanding. These warrants were exercised in March 2021.

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

Our Commercial IoT use cases continue to expand, including deployments that support environmentally friendly initiatives. Recent deployments include remote monitoring of fluid levels and tanks, which replaces the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting and other renewable energy sources.

Customers
The specialized needs of our global customers span many industries. As of September 30, 2021, we had approximately 760,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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

Terrestrial Authority for Globalstar's Licensed 2.4GHz Spectrum

In August 2017, the FCC modified Globalstar's MSS licenses, granting us authority to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum, subject to compliance with certain conditions, at 2483.5 to 2495 MHz throughout the United States of America and its Territories.

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

COVID-19

As a result of COVID-19, we experienced an initial reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and were impacted by certain of our customers not being able to pay outstanding balances. Our results of operations for the three and nine months ended September 30, 2021 partially reflect this impact; however, we expect that this trend may continue and the full extent of the impact is unknown.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2021 and 2020

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. Total revenue decreased less than 1% to $32.6 million for the three months ended September 30, 2021 from $32.8 million for the same period in 2020 and decreased 6% to $89.8 million for the nine months ended September 30, 2021 from $95.3 million for the same period in 2020. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Duplex	$9,632	30%	$9,956	30%	$23,530	26%	$26,175	27%
SPOT	11,873	35	11,396	35	33,996	38	35,098	37
Commercial IoT	4,458	14	4,420	13	13,443	15	13,028	14
Engineering and other	1,885	6	2,613	8	5,582	6	10,109	10
Total	$27,848	85%	$28,385	86%	$76,551	85%	$84,410	88%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Subscriber equipment sales:
Duplex	$265	1%	$510	2%	$889	1%	$1,539	2%
SPOT	2,619	8	2,602	8	6,764	8	5,704	6
Commercial IoT	1,841	6	1,256	4	5,452	6	3,608	4
Other	41	—	4	—	166	—	54	—
Total	$4,766	15%	$4,372	14%	$13,271	15%	$10,905	12%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average number of subscribers for the period:
Duplex	45,004	49,533	46,531	51,096
SPOT	271,843	260,153	268,506	267,035
Commercial IoT	410,630	414,049	410,374	417,469
IGO and Other	26,848	27,361	26,732	27,158
Total	754,325	751,096	752,143	762,758

ARPU (monthly):
Duplex	$71.34	$67.00	$56.19	$56.92
SPOT	14.56	14.60	14.07	14.60
Commercial IoT	3.62	3.56	3.64	3.47

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

Service Revenue

Duplex service revenue decreased 3% and 10%, respectively, for the three and nine months ended September 30, 2021 due to a decrease in average subscribers of 9% for both periods. The decrease in average subscribers was driven by churn in the subscriber base exceeding gross activations over the last twelve months, including the deactivation of all Sat-Fi2® subscribers in the first quarter of 2021. As previously disclosed, we continue to see a shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices; accordingly, we expect the decline in our Duplex subscriber base to continue as we focus our investments on IoT-enabled devices and services. Additionally, the increase in ARPU during the third quarter of 2021 was due primarily to a one-time reclassification of foreign sales tax related to our Brazilian subsidiary, which increased Duplex service revenue and decreased Commercial IoT service revenue by $0.4 million each.

SPOT service revenue increased 4% and decreased 3%, respectively, for the three and nine months ended September 30, 2021. For the three-month period, the increase in SPOT service revenue was due to higher average subscribers of 4%, resulting from higher gross subscriber activations of 17% over the last twelve months. For the nine-month period ended September 30, 2021, the decrease in SPOT service revenue was due primarily to lower ARPU of 4% offset partially by a 1% increase in average subscribers. ARPU decreased during the year-to-date period due to the introduction of lower-priced service plans in mid-2019. The portion of our subscriber base on these lower-priced plans has increased over the past two years. Consistent with the three-month period, average subscribers for the nine-month period increased slightly, reflecting higher gross activations as well as a recent stabilization of churn in our SPOT subscriber base after elevated levels of churn following the COVID-19 pandemic in 2020.

Commercial IoT service revenue increased 1% and 3%, respectively, for the three and nine months ended September 30, 2021. For both the three and nine periods, Commercial IoT service revenue increased due to a 2% and 5% increase in ARPU, respectively, partially offset by fewer average subscribers of 1% and 2%, respectively. The increase in ARPU was due to higher usage and the mix of our subscribers on higher rate plans compared to the prior year periods. The decrease in average subscribers is due to higher churn and fewer activations during most of 2020 resulting from the impact of COVID-19. This customer behavior has changed in 2021, indicating a recovery in Commercial IoT demand. Gross activations have continued to increase since the fourth quarter of 2020 and churn was 11% lower over the last twelve months compared to the prior year period. Importantly, Commercial IoT equipment sales increased approximately 50% compared to both prior year periods (discussed further below) which we believe is another indication that Commercial IoT service revenue is likely to grow in the future. As discussed above in Duplex Service Revenue, Commercial IoT ARPU was negatively impacted by a $0.4 million reclassification of foreign sales tax from Duplex to Commercial IoT during the third quarter 2021.

Engineering and other service revenue decreased $0.7 million and $4.5 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. These fluctuations in engineering and other service revenue are due primarily to the timing and amount of revenue recognized associated with the completion of certain milestones for a specific ongoing contract.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. This decrease was driven primarily by a lower volume of Sat-Fi2® device sales.

Revenue from SPOT equipment sales was flat and increased $1.1 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the three month period, the fluctuation in revenue from SPOT equipment sales was driven by a higher volume of component parts sold to our equipment manufacturer during the third quarter of 2021 compared to the same period in 2020. We occasionally sell component parts to our equipment manufacturer to use in final products; these sales fluctuate based on the volume and price of parts that we directly source for the production of our equipment. Offsetting the increase in component parts sold during the quarter was lower volume of SPOT X® and SPOT Gen4TM due in part to inventory shortages, which delayed the fulfillment of certain orders into the fourth quarter of 2021. We have generally been successful in managing supply chain disruptions caused by component part shortages; however, demand exceeded supply at times during the third quarter of 2021 and, while difficult to forecast, we expect the component chip shortage to extend into 2022. For the nine month period, the increase in revenue from SPOT equipment sales was driven by higher volume of SPOT Trace, improved pricing for SPOT Trace and SPOT X®, which increased revenue year over year, and an increase in component parts (discussed above).

Revenue from Commercial IoT equipment sales increased $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. This increase resulted from a higher sales volume of almost all of our IoT devices, primarily driven by our SmartOne devices and modules. Sales were higher than the prior year despite the same component part shortage issues discussed above, which resulted in sales orders exceeding available inventory supply during the third quarter of 2021. We continue to believe that the increase in demand during 2021 is an indication of a recovery in Commercial IoT after the oil and gas industry and COVID-related downturns experienced in 2020.

Operating Expenses

Total operating expenses decreased slightly to $47.3 million from $47.4 million and increased slightly to $139.8 million from $139.4 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Reductions in the value of inventory, an increase in cost of services and higher cost of subscriber equipment sales drove the increase in operating expenses during 2021; these increases were offset by lower management, general and administrative ("MG&A") costs. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $1.1 million and $1.9 million, respectively, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase in cost of services for both periods was driven primarily by higher professional fees and licensing costs related to our implementation of a new enterprise resource planning ("ERP") system, which is expected to go-live in the first quarter of 2022 as well as lease expense associated with new gateway teleport leases that started in the second quarter of 2021. For the nine-month period, these increases were offset primarily by lower maintenance costs resulting from revisions to contract terms with certain vendors for gateway and software maintenance that was completed during the first half of 2021.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2021 from the same periods in 2020. Cost of subscriber equipment sales increased for both periods, which is generally consistent with the increase in total revenue from subscriber equipment sales. Offsetting the increase in expense for the nine-month period was the reversal of an accrual for potential tariffs. During the second quarter of 2021, pursuant to regulatory developments, we reversed an accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that we no longer believe will be due, resulting in an expense reduction of $0.9 million recognized during the second quarter of 2021. The improved margin during the three and nine months ended September 30, 2021 was impacted by the mix of equipment sold during the respective periods, particularly higher sales of Commercial IoT devices. During 2021, our primary manufacturer's labor costs were reduced, offsetting the impact from higher component part prices; therefore, there was minimal net impact on the margin generated from SPOT and Commercial IoT product sales.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During the second quarter of 2021, we recorded a reduction in the value of inventory totaling $0.8 million. We wrote off certain Sat-Fi2 materials that are not likely to be used in production as well as defective inventory units that are not saleable. Similar activity did not occur in 2020.

Marketing, General and Administrative

MG&A expenses decreased $0.9 million and $2.4 million, respectively, for the three and nine months ended September 30, 2021, compared to the same periods in 2020. For both the three- and nine-month periods, lower dealer commissions as well as stock-based compensation contributed to the decrease in expenses. For the nine-month period, decreased credit losses also contributed to the decrease in MG&A during 2021. During 2020, we recorded credit loss reserves related to certain customer receivable balances that were not expected to be collectible due to financial difficulties resulting from the impact of COVID-19. During the first and second quarters of 2021, we recovered a portion of these previously reserved customer balances. Offsetting the favorable fluctuations in credit losses were higher subscriber acquisition costs for the nine months ended September 30, 2021, including increases in customer appeasement credits that are not expected to recur at this level.

Other (Expense) Income

Gain (Loss) on Extinguishment of Debt

We recorded gain on extinguishment of debt during the second quarter of 2021 totaling $5.0 million. In June 2021, the Small Business Administration ("SBA") approved our request for forgiveness of amounts outstanding under the Paycheck Protection Program ("PPP") loan. Offsetting this gain during the nine-month period were the write-offs of a portion of remaining deferred financing costs totaling $2.3 million and $0.8 million during the second and third quarters of 2021, respectively, resulting from unscheduled principal repayments of the First Lien Facility Agreement in those quarters. Similar activity did not occur in 2020.

Interest Income and Expense

Interest income and expense, net, was generally flat and decreased $3.2 million, respectively, during the three and nine months ended September 30, 2021, compared to the same periods in 2020. For the three-month period, there were no significant items impacting the increase in expense. For the nine-month period, the decrease in interest income and expense, net, was due to lower gross interest costs and higher capitalized interest. Gross interest costs decreased $2.7 million and capitalized interest increased $0.6 million, which decreased interest expense. Gross interest costs were impacted by lower interest associated with the First Lien Facility Agreement and the Loan Agreement with Thermo; these items were offset by higher interest on the Second Lien Facility Agreement. Interest costs for the First Lien Facility Agreement were favorably impacted by reductions in the principal balance over the last twelve months as well as a decrease in the interest rate driven by a reduction in LIBOR. As previously discussed, we have made principal payments of the First Lien Facility Agreement totaling $126.7 million in the last twelve months, which reduced the principal amount outstanding and lowered interest costs. Lower interest costs for the Loan Agreement with Thermo were driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020.

Derivative (Loss) Gain

We recorded derivative gains of $0.2 million and of $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and losses of $2.2 million and gains of $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The gains recorded during the three months ended September 30, 2021 were primarily impacted by a decrease in our stock price, which is a significant input used in the valuation of the embedded derivative associated with our 2013 8.00% Notes. Conversely, the loss recorded during the nine months ended September 30, 2021 was primarily impacted by increases in our stock price and stock price volatility. The gains recorded during the three and nine months ended September 30, 2020 were impacted by fluctuations in a lower discount yield used in the valuation of the embedded derivative associated with our Second Lien Term Loan Facility Agreement. For the first quarter of 2020, the assumed high probability of conversion of the Loan Agreement with Thermo, which occurred in February 2020, also decreased the value of our derivative liabilities. See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) fluctuated by $5.1 million to a loss of $4.8 million for the three months ended September 30, 2021 from a gain of $0.3 million for the same period in 2020. Foreign currency gain (loss) fluctuated by $2.8 million to a loss of $4.6 million for the nine months ended September 30, 2021 from a loss of $7.4 million for the same period in 2020. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For the three months ended September 30, 2021, the foreign currency loss was due to the weakening of the Euro, Canadian dollar and Brazilian real relative to the U.S. dollar. For the nine months ended September 30, 2021, the foreign currency loss was due to the weakening of the Euro and Brazilian real relative to the U.S. dollar. For the same periods in 2020, the strengthening of the Canadian dollar was offset by the weakening of the Brazilian real, both relative to the U.S. dollar, which contributed to the foreign currency gain for the three months ended September 30, 2020 and the weakening of the Canadian dollar and Brazilian real relative to the U.S. dollar contributed to the foreign currency losses for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Overview

Our principal near-term liquidity requirements include funding our operating costs and capital expenditures. Our principal sources of liquidity include cash on hand and cash flows from operations. Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations. We also have a source of liquidity in our debt service reserve account, which is classified as non-current restricted cash consistent with the associated principal balance of our First Lien Facility Agreement. We currently expect that sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. We may also access equity and debt capital markets from time to time or refinance our debt obligations to improve the terms of our debt instruments and lower principal and interest payments.

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

In June and September 2021, we received two advance payments of $37.5 million each from a customer pursuant to an agreement related to the Terms Agreement described in our 2020 Annual Report. The advance payments are expected to be repaid primarily from services provided by us under the Terms Agreement. Any portion of the advance payment not repaid in services will be repaid in cash over time. We used the proceeds from these advance payments to repay a portion of the amount outstanding under our First Lien Facility Agreement.

As of September 30, 2021, we held cash and cash equivalents of $11.3 million and restricted cash of $51.1 million on our condensed consolidated balance sheet. Restricted cash will be used towards the final payment due under the First Lien Facility Agreement in December 2022. As of December 31, 2020, we held cash and cash equivalents of $13.3 million and restricted cash of $54.7 million.

The total carrying amount of our debt outstanding was $286.9 million at September 30, 2021, compared to $385.4 million at December 31, 2020. At September 30, 2021, there was no current portion of debt outstanding. At December 31, 2020, the current portion of our debt outstanding was $58.8 million, which represented the scheduled payments under the First Lien Facility Agreement and the PPP Loan.

The $98.5 million decrease in carrying value of our debt was due primarily to principal payments of the First Lien Facility Agreement totaling $126.7 million during the first nine months of 2021 (discussed below) as well as the forgiveness of the PPP Loan, totaling $4.9 million (net of less than $0.1 million of deferred financing costs prior to forgiveness). Offsetting these debt reductions was a higher carrying value of the Second Lien Facility Agreement of $27.9 million due to the accrual of PIK interest and the accretion of debt discount as well as $5.1 million related to the amortization of deferred financing costs and write-off of deferred financing costs for the First Lien Facility Agreement.

Cash Flows for the nine months ended September 30, 2021 and 2020

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$107,166	$23,687
Net cash used in investing activities	(30,033)	(9,295)
Net cash (used in) provided by financing activities	(82,725)	872
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	(56)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,649)	$15,208

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2021 was $107.2 million compared to $23.7 million during the same period in 2020. The primary driver for the increase was prepayments made during 2021 by a customer totaling $95.9 million, which were recorded as deferred revenue and recoupment liability (see Note 2: Revenue to our condensed consolidated financial statements for further discussion).

Cash Flows Used in Investing Activities

Net cash used in investing activities was $30.0 million for the nine months ended September 30, 2021 compared to $9.3 million for the same period in 2020. During both 2021 and 2020, the nature of our capital expenditures was related to network upgrades. Specific projects during 2021 include costs associated with the procurement and deployment of new antennas for our gateways, the preparation and launch of our on-ground spare satellite, as well as the purchase of intangible assets related to our MSS and terrestrial spectrum licensing initiatives.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $82.7 million and net cash provided by financing activities was $0.9 million, respectively, during each of the nine month periods ended September 30, 2021 and 2020. As previously disclosed, during the first nine months of 2021, we made principal payments of the First Lien Facility Agreement totaling $126.7 million (see further discussion below). In March 2021, we received $43.7 million in proceeds from the exercise of the warrants issued with our Second Lien Facility Agreement. During 2020, we received proceeds from the Paycheck Protection Program totaling $5.0 million, which was offset by mandatory prepayments of principal on our First Lien Facility Agreement totaling $3.4 million as well as payments for debt financing costs of $1.1 million.

Indebtedness and Available Credit

First Lien Facility Agreement

In 2009, we entered into the First Lien Facility Agreement, which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The First Lien Facility Agreement is scheduled to mature in December 2022. As of September 30, 2021, the principal amount outstanding under the Facility Agreement was $60.3 million.

The First Lien Facility Agreement contains customary events of default and requires that we satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the First Lien Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the First Lien Facility Agreement, and the lenders could accelerate payment of the indebtedness. In anticipation of projected capital expenditures, in August 2021, we received a waiver from our senior lenders, increasing permitted capital expenditure limits under the First Lien Facility Agreement. As of September 30, 2021, we were in compliance with the covenants of the First Lien Facility Agreement.

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

Additionally, as previously disclosed, in June and September 2021, we received two advance payments of $37.5 million each from a customer. We used these proceeds to pay a portion of the remaining amount due under the First Lien Facility Agreement. This payment was applied to the scheduled principal payments due in December 2021 and June 2022 and then the remaining proceeds were applied to the December 2022 principal payment.

The First Lien Facility Agreement requires that we maintain a debt service reserve account, which is pledged to secure our obligations under the First Lien Facility Agreement. As of September 30, 2021, the balance in the debt service reserve account was $51.1 million and is classified as non-current restricted cash on our condensed consolidated balance sheet consistent with the remaining principal outstanding due December 2022. We currently intend to pay off the remaining principal balance during the fourth quarter of 2021. In connection with the anticipated early pay off, we expect to receive a partial refund of premiums previously paid.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the First Lien Facility Agreement.

Second Lien Facility Agreement

In 2019, we entered into a $199.0 million Second Lien Facility Agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders. The Second Lien Facility Agreement is scheduled to mature in November 2025. The loans under the Second Lien Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). The cash proceeds from this loan were net of a 3% original issue discount. As of September 30, 2021, the principal amount outstanding under the Second Lien Facility Agreement was $255.0 million.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of common stock at an exercise price of $0.38 per share. All of these warrants were exercised prior to their expiration on March 31, 2021, resulting in proceeds of $47.3 million.

The Second Lien Facility Agreement contains customary events of default and requires us to satisfy various financial and non-financial covenants. As of September 30, 2021, we were in compliance with all the covenants of the Second Lien Facility Agreement.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the Second Lien Facility Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of September 30, 2021, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum. The indenture governing the 2013 8.00% Notes provides for customary events of default. As of September 30, 2021, we were in compliance with the terms of the 2013 8.00% Notes and the Indenture.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Paycheck Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the PPP in April 2020 (the "PPP Loan"). In June 2021, the SBA approved our request for forgiveness of all amounts outstanding, including accrued interest. As of September 30, 2021, there was no principal amount or interest outstanding under the PPP Loan.

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

Our interest rate risk arises from our variable rate debt under our Facility Agreement, under which loans bear interest at a floating rate based on the LIBOR. We have $60.3 million in principal outstanding under the Facility Agreement. A 1.0% change in interest rates would result in a change to interest expense of approximately $0.6 million annually.

See Note 7: Fair Value Measurements in our condensed consolidated financial statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2021, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2021.

(b) Changes in internal control over financial reporting.

As of September 30, 2021, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Although our employees continue to follow remote work arrangements caused by COVID-19, these circumstances have not adversely affected the Company's ability to maintain operations, including adequate financial reporting systems, internal control over financial reporting and disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALSTAR, INC.

Date:	November 4, 2021	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)