Form 10-K
period 2021-12-31
Globalstar, Inc.
filed 2022-02-25
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
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

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.2 billion.

As of February 18, 2022, 1,797 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

Recent Developments

COVID-19

The COVID-19 pandemic has impacted and may continue to impact our business. At the beginning of the pandemic, we experienced a reduction in the volume of sales of subscriber equipment, received requests for service pricing concessions from certain customers, and were impacted by certain of our customers not being able to pay outstanding balances. During 2021, we saw a recovery in our business, specifically an increase in the volume of sales of IoT equipment and lower subscriber churn for SPOT and IoT. We also pursued various opportunities to mitigate the risks and uncertainties resulting from COVID-19, including:
•Receiving economic relief and support under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, including the receipt of a $5.0 million loan under the Paycheck Protection Program (the "PPP Loan") and the deferral of certain payroll taxes,
•Electing pension relief under the American Rescue Plan Act,
•Evaluating our eligibility for the Employee Retention Tax Credit program,
•Refocusing internal resources on high-value opportunities, and
•Working with our product manufacturers to ensure we will continue to have sufficient inventory levels on hand to meet consumer demand.

In June 2021, the Small Business Association ("SBA") fully approved our request for forgiveness of all amounts outstanding, including interest, under the PPP Loan.

There are a number of uncertainties that could impact our future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to our operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains.

Gateway Expansion

During 2021, we acquired the remaining ownership of our joint venture in South Korea and also took over the operations of our three gateways in Australia that were previously operated by an Independent Gateway Operator ("IGO"). We purchased assets, including gateway licenses, from these IGOs. We commenced leases for additional gateways around the world and expect this expansion to continue during 2022. We also made significant progress on our initiative to upgrade certain gateway equipment, including new antennas and appliques, to improve our ability to pursue significant new opportunities to deploy our network assets as technologies and customer needs evolve and to ensure our network performance continues to excel as these opportunities increase demand on our capacity.

Global Chip Shortage

The recent chip shortage has negatively impacted our manufacturing processes, including causing delays in and increased costs of sourcing certain component parts. We have mitigated some of the impact of these shortages, but there continues to be uncertainties around our ability to produce equipment timely and at reasonable prices, which could negatively impact our revenue and profitability.

Globalstar System

Satellite Network

Our constellation of Low Earth Orbit ("LEO") satellites includes second-generation satellites and certain first-generation satellites. We also have one on-ground spare second-generation satellite that we plan to launch in the near future. We designed our satellite network to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites.

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

In February 2022, we entered into a satellite procurement agreement (the "Procurement Agreement") with Macdonald, Dettwiler and Associates Corporation (the "Vendor") pursuant to which we will acquire 17 satellites that will replenish our existing constellation and ensure long-term continuity of our mobile satellite services. We are acquiring the satellites to provide continuous satellite services to the potential customer under the Terms Agreement (defined below), as well as services to our current and future customers. We have committed to purchase these new satellites for a total contract price of $327.0 million and have the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The technical specifications and design of these new satellites are similar to our current second-generation satellites. Rocket Lab USA, Inc. is the Vendor’s satellite bus subcontractor under the Procurement Agreement. The agreement requires the Vendor to deliver the initial 17 new satellites by 2025, all of which are expected to be launched by the end of 2025. Under the Terms Agreement, the counterparty is required to reimburse 95% of the capital expenditures and certain other costs incurred for the new satellites.

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

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network (“PSTN”), a cellular or another wireless network or the internet for data communications including Commercial IoT. Over the past few years, we have procured and installed new antennas at all of our new and existing gateways around the world.

We believe that our network's design enables faster and more cost-effective system maintenance and upgrades because the system's software and much of its hardware are located on the ground. Our multiple gateways allow us to reconfigure our system quickly to extend another gateway's coverage to make up for lost coverage from a disabled gateway or to handle increased call capacity resulting from surges in demand.

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

Communications Products and Services

We currently provide the following communications services:

•two-way voice communication and data transmissions via our GSP-1600 and GSP-1700 phone ("Duplex");
•one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT X ®, SPOT Gen4TM and SPOT Trace®, that transmit messages and the location of the device ("SPOT");
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3 and ST100 ("Commercial IoT"); and
•engineering services to assist certain customers (including our customer under the Terms Agreement (defined below)) in developing new applications to operate on our network, enhancements to our ground network and other communication services using our MSS and terrestrial spectrum licenses ("Engineering and Other").

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high-quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect will expand our satellite communications business and more effectively utilize the capacity of our network assets. These initiatives include evaluating our product and service offerings in light of the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices. To align our business model with this evolution, we have temporarily ceased sales of and services to subscribers for certain Duplex devices, such as Sat-Fi2®. We are currently evaluating opportunities for these devices relative to other product and service offerings as well as the capacity required to support these devices relative to other possible uses for the capacity. Integrated with this assessment is the development of a two-way reference design module to expand our Commercial IoT offerings, which is among our other current initiatives.

Our Commercial IoT use cases continue to expand, including deployments that support environmentally friendly initiatives. Recent deployments include remote monitoring of fluid levels and tanks, which replaces the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting and other renewable energy sources.

Customers

The specialized needs of our global customers span many industries. As of December 31, 2021, we had approximately 768,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking; and transportation. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.

Our top revenue-generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, oil and gas, recreation and personal telecommunications. In recent years, the portion of our customers using Commercial IoT devices has increased significantly. No one customer was responsible for more than 10% of our revenue in 2021, 2020 or 2019.

Duplex Two-Way Voice and Data Products

Mobile Voice and Data Satellite Communications Services and Equipment

We provide mobile voice and data services to a wide variety of commercial, government and individual customers for remote business continuity, recreational usage, safety, emergency preparedness and response and other applications. We offer our services for use only with equipment designed to work on our network. Subscribers typically pay an initial activation fee, a usage fee for a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. We regularly monitor our service offerings and rate plans in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans.

We offer the GSP-1600 and GSP-1700 phones. Both phones include Qualcomm Incorporated's ("Qualcomm") patented CDMA technology, which we believe provides superior voice quality when compared to competitors' handsets. The GSP-1700 phone includes a user-friendly color LCD screen and a variety of accessories. We believe that the GSP-1700 is among the smallest, lightest and least-expensive satellite phones. We no longer manufacture the GSP-1600 and GSP-1700 phones. The majority of our phone sales are refurbished and are generally obtained through a buyback program that we have in place to purchase devices from deactivated subscribers, or subscribers that have upgraded to other devices.

Product Distribution

Our sales group is responsible for conducting direct sales with key accounts and for managing partner relationships. Customers also place orders through our existing sales force and through our direct e-commerce website.

SPOT Consumer Retail Products

The SPOT product family has initiated approximately 8,200 rescues since its launch in 2007. SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage.

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

We currently sell SPOT Gen4TM, SPOT X® and SPOT Trace®. SPOT Gen4TM offers enhanced tracking features and is also water resistant. The product enables users to transmit predefined messages to a specific preprogrammed email address, phone or data device, including requests for assistance and “SOS” messages in the event of an emergency. SPOT X® is a two-way SPOT device with keyboard functionality allowing subscribers to send and receive SMS messages. SPOT X® connects to a smartphone via Bluetooth® wireless technology through the SPOT X® app to send and receive satellite messages. SPOT Trace® is a cost-effective, anti-theft and asset-tracking device. SPOT Trace® ensures cars, motorcycles, boats, ATVs, snowmobiles and other valuable assets are where they need to be, notifying owners via email or text anytime movement is detected, using 100% satellite technology to provide location-based messaging and emergency notification for on or off the grid communications.

We target our SPOT devices to recreational and commercial markets that require personal tracking, emergency location and messaging solutions that operate beyond the reach of terrestrial wireless and wireline coverage. Using our network and web-based mapping software, these devices provide consumers with the ability to trace a path geographically or map the location of individuals or equipment. SPOT products and services are available through our product distribution channels and our direct e-commerce website.

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

Commercial IoT Transmission Products

Commercial IoT service is currently a one-way data service from an IoT device over the Globalstar System that can be used to track and monitor assets. Our subscribers use our Commercial IoT devices for a host of applications: to track assets, such as cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets. At the heart of the Commercial IoT service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the IoT devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Current users include various governmental agencies, including the Federal Emergency Management Agency (“FEMA”), the U.S. Army, the U.S. Air Force, the National Oceanic and Atmospheric Administration (“NOAA”), the U.S. Forest Service and the U.K. Ministry of Defence, as well as other organizations, including BP, Shell and The Salvation Army.

We designed our Commercial IoT service to address demand in the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

Satellite Transmitter Modules and Chips

We offer small satellite transmitter modules, such as the STX-3 and ST100, and chips, such as our proprietary ASIC, which enable an integrator’s products to access our network. We have sales arrangements with major resellers to market our IoT services, including some value-added resellers that integrate our modules into their proprietary solutions designed to meet certain specialized niche market applications. The STX3 provides additional opportunities to integrate satellite connectivity into products used for vehicle and asset tracking, remote data reporting and data logger reporting that have limited size requirements. Affordable pricing, low power consumption and its small size make the STX3 a highly efficient device ready for integration in a wide variety of applications. The ST100, or ST100 Satellite Transmitter, is a small, lightweight and low power IoT board with embedded antennas. The ST100 offers a customizable approach to new commercial IoT product innovations and can be used by simply adding power, a mechanical enclosure and configuring the settings within the device firmware. For more advanced technical requirements, third parties can write their own firmware on the ST100 and utilize Bluetooth® wireless technology and the serial connector to expand the use of the board and integrate it with other devices or hardware. The ASIC provides a single chip one-way solution that can be embedded in a customer's owns solution.

SmartOne Asset Managers

We also offer complete products that utilize the STX-3 transmitter module and our ASIC chip. Our Commercial IoT units, including the enterprise-grade SmartOne family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low-power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges. Partnering with existing third party technology providers, we are developing IoT products to connect existing and new users and accelerate deployment of an expanded Globalstar IoT product suite.

We also offer SmartOne Solar™, which is solar-powered and supports similar functionality to our SmartOne suite of products without the need to recharge batteries or line power the device over an expected life of up to ten years. These features will result in a longer field life than existing devices. Solar-powered devices also take advantage of our network's ability to support multiple billions of daily transmissions. The SmartOne Solar™ also has unparalleled safety and environmental certifications including ATEX, IECEx, North America (NEC & CEC), IP68/69K, and HERO.

Future Developments

We have other initiatives to expand our Commercial IoT offerings, including the development of our enablement suite and a two-way reference design module. The enablement suite represents a new approach to the architecture and software design for our future products. It is based on Bluetooth® Low Energy ("BLE") technology for most module communication and has a software stack that exposes a unified API. This approach gives application developers flexibility in developing edge platform applications aimed at custom IoT solutions. Markets for edge platform applications include alternative energy, agriculture, industrial monitoring and traditional markets such as oil and gas.

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

In February 2020, we entered into an agreement (i) providing for a customer to pay us for non-recurring engineering (NRE) services in connection with the assessment of a potential service utilizing certain of our assets and capacity, and (ii) setting forth the primary terms for the potential development and operation of the service (the “Terms Agreement”). The Terms Agreement includes certain binding protective provisions, including an exclusivity provision not affecting current services, access rights related to the affected assets, certain information rights and certain provisions for future financings. The Terms Agreement may be terminated by the customer at any time in its sole discretion.

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

Satellite Network

In the United States, the Federal Communications Commission ("FCC") has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our domestic gateways with our first and second-generation satellites in the 5091-5250 and 6875-7055 MHz bands.

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

In December 2018, we successfully completed the Third Generation Partnership Project (“3GPP”) standardization process for the 11.5 MHz of our licensed MSS spectrum terrestrially authorized by the FCC. The 3GPP designated the band as Band 53. Additionally, in March 2020, we announced that the 3GPP approved the 5G variant of our Band 53, which is known as n53. This new band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future. During 2019, we executed a spectrum managers lease with Nokia in order to permit Nokia to utilize Band 53 within its equipment domestically and have such equipment type-certified for sale and deployment. In February 2021, Qualcomm Technologies announced its new Snapdragon X65 modem-RF System, which includes support for Band n53. By having global 5G band support for n53 in Qualcomm Technologies’ 5G solutions, our potential device ecosystem expands significantly to include the most popular smartphones, laptops, tablets, automated equipment and other IoT modules.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received additional terrestrial authorizations in various countries including Brazil, Canada and South Africa, among others. We expect this global effort to continue for the foreseeable future while we seek additional terrestrial approvals to internationally harmonize our S-band spectrum across the entire 16.5 MHz authority for terrestrial mobile broadband services.

We expect our terrestrial authority will allow future partners to develop high-density dedicated networks using the TD-LTE and 5G protocols for private networks as well as the densification of cellular networks. We believe that our offering has competitive advantages over other conventional commercial spectrum allocations. Such other allocations must meet minimum population coverage requirements, which effectively prohibit the exclusive use of most carrier spectrum for dedicated small cell deployments. In addition, low frequency carrier spectrum is not physically well suited to high-density small cell topologies, and mmWave spectrum is subject to range and attenuation limitations. We believe that our licensed 2.4 GHz band holds physical, regulatory and ecosystem qualities that distinguishes it from other current and anticipated allocations, and that it is well positioned to balance favorable range, capacity and attenuation characteristics.

Industry

We compete in the MSS sector of the global communications industry. MSS operators provide voice and data services using a network of one or more satellites and associated ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to allow for connectivity at all times and locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist.

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

We are also a provider of licensed wireless spectrum for use in terrestrial networks. As more and more devices are connected wirelessly and as their applications increase in bandwidth intensity, more terrestrial spectrum is required. In the United States, there are a number of other current licensed spectrum providers, including Anterix, Nextwave, Terrastar, Ligado and as well as various other licensed spectrum holders. We also provide an alternative to unlicensed spectrum used with WiFi or lightly licensed spectrum like CBRS.

Each spectrum band is unique due to its propagation or ecosystem development; accordingly some bands suit needs that others may not. Our spectrum band offers partners an international resource that has a robust and growing ecosystem.

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

For terrestrial spectrum opportunities, our primary competition is unlicensed spectrum and, to a lesser extent, lightly licensed CBRS. Anterix, a licensed spectrum holder, is also a successful competitor for use cases that require low data over longer distances. We may be able to address certain of these use cases with spectrum provided by our satellite network.

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

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and various other countries. In 2021, approximately 30% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 2: Revenue in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - "We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas."

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2022 and 2035. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and decided to allow some previously granted foreign patents to lapse based on (a) the relative significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under our $199.0 million facility agreement we entered into in 2019 (the "2019 Facility Agreement").

Human Capital

As of December 31, 2021, we had 329 employees in fourteen countries around the world; 21 of our employees were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good. We are an equal opportunity employer and comply with labor and employment laws in all of the countries in which we operate.

Our compensation and benefit packages are designed to attract and retain employees and were developed using market research. We attract employees through various platforms, such as online job portals, recruiters, in-person job fairs, local universities and employee referrals. Salaries are competitive and based on job position, physical location, experience and skills. In addition to base salary, certain employees participate in longer-term incentive programs, which include awards of stock-based compensation. Our benefits packages include, but are not limited to, health insurance, a retirement plan, an employee stock purchase plan, flexible spending accounts, life and accidental injury insurance, long- and short-term disability, and paid time off for holidays, vacation, personal choice holidays, sick time and parental leave.

We also encourage training and development through Globalstar University, which is an online platform that hosts a variety of training programs ranging from leadership and management programs to technical, on the job training. Employee engagement is also important for us, and includes an interactive wellness program, corporate communications and employee surveys. Our commitment to diversity and inclusion is part of our worldwide culture, which our employees confirmed in our most recent employee survey with "Diversity and Inclusion" continues as one of the highest rated culture categories.

In response to COVID-19 mitigation measures, we remain focused on the health and safety of our employees. We continue to encourage remote working arrangements and accommodate flexible work schedules, as needed.

Seasonality

Usage on the network and, to some extent, sales are subject to seasonal and situational changes. April through October are typically our peak months for usage-based service revenues and equipment sales. We also experience event-driven revenue fluctuations in our business. Most notably, emergencies, natural disasters and other sizable projects where satellite-based communications devices are the only solution may generate an increase in revenue. In the consumer area, SPOT devices sales are influenced by outdoor and leisure activity opportunities, as well as our holiday promotions.

Services and Equipment

Sales of services accounted for approximately 85%, 88% and 86% of our total revenues for 2021, 2020, and 2019, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 15%, 12% and 14% of our total revenues for 2021, 2020, and 2019, respectively.

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
We experienced an initial reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and were impacted by certain of our customers not being able to pay outstanding balances. These factors negatively impacted our results of operations and may continue in the future.
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
The extent to which COVID-19 could continue to impact our operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. We are not able at this time to estimate the full impact of COVID-19 on our financial or operational results, but the impact could be material. We continue to monitor our ability to remain in compliance with financial covenants over the next twelve months. If we are not able to maintain compliance, we may need to cure the noncompliance with one or more Equity Cure Contributions or seek a waiver of the affected covenants. There is no assurance that we will be able to do this successfully, and if we do not, our lenders would be able to exercise their remedies under the 2019 Facility Agreement, including accelerating maturity of all our obligations under the 2019 Facility Agreement.
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
In addition, satellites are particularly vulnerable to loss and malfunction at the time they are launched and deployed into orbit, and some of our competitors have experienced catastrophic losses of substantial numbers of satellites in connection with launch and deployment. While we typically obtain launch insurance to mitigate the risk of such a loss, such insurance would not cover all our economic losses if we experienced such an event, and there would be a substantial delay before we could obtain satellites to replace the ones we lost. Accordingly, a loss of a significant number of our new satellites at launch or deployment could adversely affect our ability to continue to provide our existing satellite services and may cause us to lose opportunities to use our constellation to provide new services.
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
Our satellite network traffic is supported by our gateways located around the globe. We operate our satellite constellation from our Network Operations Control Centers at three locations (France, California and Louisiana) to provide geo-redundancy and ongoing coverage. Our gateway facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. In North America, we have implemented contingency coverage which allows neighboring gateways to provide services in the event of a gateway failure. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations centers may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries, regulatory issues or routine system testing. Equipment failures would impede our ability to provide service to our customers, which could have a material impact on our business.
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
We may decide to abandon our second-generation long-lived assets and inventory, and we may not be able to recover the full value of these assets.

Over the past few years, there has been a shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices. To align our business model with this evolution, we have temporarily ceased sales of and services to subscribers using our second-generation ground infrastructure, which supports certain Duplex devices, such as Sat-Fi2®. We are currently evaluating opportunities for these devices relative to other product and service offerings that use this infrastructure as well as the capacity required to support these devices relative to other possible uses for the capacity. If we determine that an alternative use case is more likely to generate more cash flows than our traditional Duplex subscriber services over these gateway assets and decide not to resume offering such services, we will assess the impact of discontinuing these operations. Additionally, the majority of our inventory balance is second-generation Duplex devices, chips and gateway spare parts and we may write down the value of this inventory if we elect to discontinue providing these subscriber services. Any such strategic shift may not be successful, and, among other things, the incremental revenue we receive from alternative products and services might not offset the revenues we lose and costs we incur in terminating these subscriber services.
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
 We rely upon the availability of components, materials and component parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our retail products, gateways and satellites, could be subject to disruptions, cost increases or both. Recent disruptions in the global supply chain have limited our ability to procure component parts timely and at reasonable prices. We continue to fulfill customer orders and maintain adequate margins on subscriber equipment sales as well as maintain our gateways; however the continued impact of global component part shortages is unknown and may adversely impact our business, financial condition and results of operations.
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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 30% and 28% of our total revenue was to customers primarily located in Canada, Europe, Central America, and South America during 2021 and 2020, respectively. Our results of operations for 2021 and 2020 included net losses of approximately $6.3 million and $0.7 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.
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
Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures are sufficient or that directors, officers, employees, representatives, distributors, consultants, other partners, vendors, customers or subscribers have not engaged and will not engage in conduct for which we may be held responsible. We cannot assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or result in us being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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

Terrestrial Broadband Network Competitors
We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Network received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Furthermore, Ligado Networks (formerly LightSquared) also received FCC approval to build out a wireless network utilizing its MSS spectrum. Any of these competitors could deploy terrestrial mobile broadband networks before we do, could combine with existing terrestrial networks that provide them with greater financial or operational flexibility than we have or could offer wireless services, including mobile broadband services, that customers prefer over ours.
Other Spectrum Owners
In the United States, our terrestrial spectrum efforts will compete with other terrestrial spectrum holders including Anterix, Nextwave and holders to CBRS licenses. The government may also unlock new spectrum bands.
Our indebtedness may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.
As of December 31, 2021, our current sources of liquidity include cash on hand ($14.3 million) and future cash flows from operations. Our operating expenses for the twelve-month period ended December 31, 2021 were $189.8 million. Our short-term liquidity requirements include primarily funding our operating costs and capital expenditures. On a longer-term basis, our liquidity requirements also include debt service obligations. We cannot provide assurance that we will not experience a liquidity shortfall in the short or long-term.
As of December 31, 2021, the principal balance of our debt obligations was $265.2 million, consisting of $263.8 million under the 2019 Facility Agreement and $1.4 million under the 8.00% Convertible Senior Notes Issued in 2013 (the "2013 8.00% Notes"). Our indebtedness could have several consequences. Our indebtedness could restrict us from making strategic acquisitions by limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate purposes. Our indebtedness could restrict us from paying dividends to our shareholders. It could limit our flexibility in planning for, or reacting to, changes in our business or industry, placing us at a competitive disadvantage compared to competitors who are not as highly leveraged as us and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our current debt agreements place limits on our ability to incur additional debt, in the future we may incur additional debt which could further exacerbate these risks.
We may also access equity and debt capital markets from time to time or refinance our debt obligations with the intent to improve the terms of our indebtedness; the availability of such equity or debt may be limited or at unreasonable terms.
Restrictive covenants in our 2019 Facility Agreement may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.
Our 2019 Facility Agreement contains a number of significant restrictions and covenants. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, including financial and non-financial covenants in our 2019 Facility Agreement, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of favorable business opportunities. Our 2019 Facility Agreement includes a limitation on expenditures in connection with spectrum rights, which may prohibit us from making certain expenditures that we consider accretive to our business and would otherwise make. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. We have received waivers from our lenders in the past; however, we may not be successful in obtaining waivers in the future, which may result in noncompliance with restrictions and covenants. Our failure to comply with these covenants would be an event of default. An event of default under the 2019 Facility Agreement would permit the lenders to accelerate the indebtedness under this agreement. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate our obligations to them. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Report for further discussion.

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
We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is increasingly becoming the subject of extensive legislation and regulations to protect consumers’ privacy and security, such as the EU's General Data Protection Regulation that became effective in 2018. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and ever evolving. These laws may be interpreted and applied differently from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs or change our business practices. Our services are accessible in many foreign jurisdictions, and some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, services or existing security and privacy procedures in order to comply with new or expanded regulations across numerous jurisdictions. In addition, we could face liability to end users alleging that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and customers, which could materially impact our results of operations and cash flows.
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

General Liability Insurance In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2022. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference or interference with the use of property.
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
To illustrate, our Commercial IoT business is heavily concentrated in the oil and gas industry and was negatively impacted by the downturn in this industry a few years ago and most recently resulting from the COVID-19 pandemic. A high-volume customer not performing its trade obligations to us could adversely affect our cash flow and financial condition. Concentrations of customers in certain industries may further increase trade credit risk to our business if certain experience a similar economic downturn.
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
There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones and other telecommunications devices that have transmitting antennas. Lawsuits have been filed against participants in the wireless communications industry alleging a number of adverse health consequences as a result of wireless phone usage. Other claims allege consumer harm from failures to disclose information about radio frequency emissions or aspects of the regulatory regimes governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. Courts or governmental agencies could determine that we do not comply with applicable standards for radio frequency emissions and power or that there is valid scientific evidence that use of our devices poses a health risk. Any such finding could reduce our revenue and profitability and expose us and other communications service providers or device sellers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.
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
Our system requires regulatory authorization in each of the jurisdictions in which we provide service. We may not be able to obtain or retain all regulatory approvals needed for operations. Regulatory changes, such as those resulting from judicial decisions or adoption of treaties, legislation or regulation in countries where we operate or intend to operate, may also significantly affect our business.
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
Our business plan includes forming strategic partnerships to maximize the use and value of our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from these partnerships may depend in part on the value ascribed to our spectrum. Historically, valuations of spectrum in other frequency bands have been volatile, and we cannot predict the future value that we may be able to realize for our spectrum and other assets. In addition, to the extent that the FCC makes additional spectrum available or promotes the more flexible use or greater availability (e.g., via spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value that we are able to realize for our spectrum.
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
We have entered into agreements with multiple third parties to develop an ecosystem of radios and devices using our terrestrially authorized spectrum. These third parties intend to use our terrestrially authorized spectrum to offer wireless services to their respective customers. Our anticipated future revenues and profitability are dependent upon the commercial success of their offerings.
Other future regulatory decisions could reduce our existing spectrum allocation or impose additional spectrum sharing agreements on us, which could adversely affect our services and operations.
Under the FCC's plan for MSS in our frequency bands, we must share frequencies in the United States with other licensed MSS operators. To date, there are no other authorized CDMA-based MSS operators. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction.
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
We hold licenses issued by, and subject to the continued regulatory jurisdiction of, the French Ministry in charge of Space and the ARCEP, the French independent administrative authority of post and electronic communications regulations, for the operation of our second-generation satellites. These licenses are subject to revocation if we fail to satisfy specified conditions or meet prescribed milestones. These licenses are also subject to modification by the French regulators. There can be no assurance that the French regulators will renew the licenses we hold. If the French Ministry, ARCEP or other French regulators revoke, modify or fail to renew or amend the licenses we hold or if we fail to satisfy any of the conditions of our respective French licenses, then we may not be able to continue to provide mobile satellite communications services, which would have a material adverse effect on our business and operations.
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
Restrictive covenants in our 2019 Facility Agreement do not allow us to pay dividends on our common stock for the foreseeable future, which may affect the market for our shares.
We do not expect to pay cash dividends on our common stock. Our 2019 Facility Agreement currently prohibits the payment of cash dividends. Any future dividend payments are within the discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. Our inability to pay dividends may limit the market for our shares.

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
We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 2.15 billion shares of common stock and 100 million shares of preferred stock. As of December 31, 2021, approximately 1.8 billion shares of common stock were issued and outstanding. As of December 31, 2021, there were 443.5 million shares available for future issuance (of which 100 million are designated as preferred), of which approximately 9.9 million shares were contingently issuable upon the exercise of stock options, the conversion of convertible notes and the vesting of restricted stock awards and units. We may issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock for raising capital or other business purposes. For instance, in connection with the Terms Agreement, we may issue warrants to purchase shares of Globalstar common stock if certain milestones are achieved. Future sales of substantial amounts of common stock, or the perception that such sales could occur, may have a material adverse effect on the price of our common stock.
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
•change of control provisions in our 2019 Facility Agreement, which provide that a change of control will constitute an event of default and, unless waived by the lenders, will result in the acceleration of the maturity of all indebtedness under that agreement; and
•change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.
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
As of December 31, 2021, Thermo owned approximately 60% of our outstanding common stock. We have depended substantially on Thermo to provide capital to finance our business. Although extraordinary corporate transactions, material sales of assets and certain transactions with related parties must be approved by the Strategic Review Committee, to the extent these and other matters are also subject to a vote of our shareholders, Thermo is able to control such vote. These matters include the election of certain members of our board of directors and numerous other matters, including changes of control and other significant corporate transactions, so long as these transactions are not between Thermo and Globalstar and until such time as Thermo shall no longer be the beneficial owner of 45% or more of our outstanding common stock.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

As of December 31, 2021, our principal headquarters are located in Covington, Louisiana. We own or lease the facilities described in the following table:

Facility Use	Location
Corporate Offices	Africa (Botswana)
Brazil (Rio de Janeiro)
Canada (Ontario)
Central America (Panama)
Europe (Ireland)
United States of America (California and Louisiana) (1)
Gateways	Africa (Botswana and Gabon)
Argentina (Bosque Alegre)
Asia (Japan, Singapore and South Korea)
Australia (Dubbo, Meekatharra and Mount Isa)
Brazil (Manaus, Petrolina and Presidente Prudente)
Canada (Alberta and Ontario)
Europe (Estonia, France, Greece and Spain) (2)
Mexico (Jocotitlan)
Oceania (New Zealand)
South America (Venezuela)
United States of America (Alaska, Florida, Hawaii, Puerto Rico and Texas) (3)

(1) Location includes a Satellite and Ground Control Center.
(2) Location includes a Satellite Control Center.
(3) Certain owned properties are encumbered by liens in favor of the administrative agents under our 2019 Facility Agreement for the benefit of the lenders thereunder. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments in this Report.

As of December 31, 2021, we have executed an additional agreement for a new gateway location that is expected to commence during 2022. We expect to into additional leases in the future to support the expansion of our gateways around the world.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NYSE American under the symbol "GSAT". As of February 18, 2022, 1,797 million shares of our common stock were outstanding, held by 206 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividend Information

We have never declared or paid any cash dividends on our common stock. Our 2019 Facility Agreement prohibits us from paying dividends. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion.

Item 6. [Reserved]

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

Comparison of the Results of Operations for the years ended December 31, 2021 and 2020

As a result of COVID-19, we experienced an initial reduction in the volume of sales of our subscriber equipment, received requests for service pricing concessions from certain customers, and were impacted by certain of our customers not being able to pay outstanding balances.

Revenue:

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. During the twelve months ended December 31, 2021, total revenue decreased $4.2 million to $124.3 million from $128.5 million in 2020. See below for a further discussion of the fluctuation in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$31,197	25%	$33,878	27%
SPOT	46,040	37%	46,417	36%
Commercial IoT	17,951	14%	17,174	13%
Engineering and Other	11,276	9%	15,722	12%
Total Service Revenue	$106,464	85%	$113,191	88%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$1,011	1%	$1,883	1%
SPOT	9,427	8%	8,176	7%
Commercial IoT	7,169	6%	5,140	4%
Other	226	—%	97	—%
Total Equipment Revenue	$17,833	15%	$15,296	12%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2021	2020
Average number of subscribers for the year ended:
Duplex	45,789	50,116
SPOT	268,735	267,816
Commercial IoT	414,689	414,452
Other	26,864	27,264
Total	756,077	759,648

ARPU (monthly):
Duplex	$56.78	$56.33
SPOT	14.28	14.44
Commercial IoT	3.61	3.45

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

During the twelve months ended December 31, 2021, gross Duplex subscriber additions decreased 21% and SPOT subscriber additions increased 12%. The decrease in Duplex gross subscriber additions from 2020 to 2021 was impacted by a limited inventory of phones as well as the discontinuation of Sat-Fi2® device sales (discussed further below). The limited phone inventory restricts the volume of units that can be sold, activated and/or re-activated in a year. SPOT gross subscriber activations increased as we continue to see high demand for all of our SPOT devices, partially impacted by changes in consumer behavior resulting from COVID-19, driving more customers to purchase our SPOT products for outdoor recreational activities. All of our SPOT device types experienced an increase in gross additions during 2021. Because our Commercial IoT subscribers are able to activate and deactivate their units several times during the year, gross Commercial IoT subscriber additions are not considered to be a meaningful metric.

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

Service Revenue

Duplex service revenue decreased 8% in 2021 due primarily to a decline in average subscribers of 9% offset by an increase in ARPU of 1%. The decrease in average subscribers was driven by churn in the subscriber base exceeding gross activations over the last twelve months, including the deactivation of all Sat-Fi2® subscribers (approximately 2,000) in the first quarter of 2021. As previously disclosed, we continue to see a shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices; accordingly, we expect the decline in our Duplex subscriber base to continue as we focus our investments on IoT-enabled devices and services.

SPOT service revenue decreased 1% in 2021 due primarily to lower ARPU. ARPU has decreased since the introduction of lower priced service plans in mid-2019. The portion of our subscriber base on these lower-priced plans has increased over this period and are now fully absorbed into the subscriber base. Although average subscribers were generally flat year over year, we experienced higher gross activations, lower churn and higher ending subscribers during 2021 compared to 2020.

Commercial IoT service revenue increased 5% in 2021 due to higher ARPU. The increase in ARPU was due to higher usage and the mix of our subscribers on higher rate plans compared to the prior year period. Although average subscribers were flat year over year, we experienced higher gross activations and lower churn during 2021. We replenished our subscriber base during 2021 after the negative impact from COVID-19 in 2020. Customer behavior has changed, indicating a recovery in demand. Gross activations have increased 5% and churn was 18% lower since 2020. Importantly, Commercial IoT equipment device sales increased approximately 40% compared to 2020 (discussed further below), which we believe is another indication that Commercial IoT service revenue is likely to grow in the future.

Engineering and other service revenue decreased $4.4 million in 2021. This decrease was due primarily to the recognition of $2.9 million of revenue during the fourth quarter of 2020 associated with a contract that was executed in 2007 for the construction of a gateway in Nigeria, upon its termination due to lack of performance by the partner, and our performance of all obligations in accordance with the terms of the contract. These remaining contract proceeds were previously held in non-current deferred revenue. The remaining decrease was due to the timing and amount of revenue recognized associated with the completion of certain milestones under the Terms Agreement. Among other items, the revenue recognized during 2021 included the reimbursement of costs associated with the gateway expansion project previously discussed.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.9 million, or 46%, in 2021. This decrease was driven primarily by lower volume of Sat-Fi2® device sales. As previously discussed, we have temporarily ceased sales of and services to subscribers for certain Duplex devices, including Sat-Fi2®, as we continue to evaluate opportunities for these devices relative to other product and service offerings.

Revenue from SPOT equipment sales increased $1.3 million, or 15%, in 2021. We occasionally sell component parts to our equipment manufacturer to use in final products; these sales fluctuate based on the volume and price of parts that we directly source for the production of our equipment. Compared to 2020, we sold more component parts to our equipment manufacturer during 2021. Higher volume of SPOT Trace as well as improved pricing for all products, specifically driven by the amount and timing of promotions, also favorably impacted revenue from SPOT equipment sales. SPOT equipment sales were impacted by inventory shortages, which delayed the fulfillment of certain orders during the second half of 2021 and has continued into 2022.

Revenue from Commercial IoT equipment sales increased $2.0 million, or 39%, in 2021. This increase resulted from a higher sales volume of all IoT devices, primarily driven by our SmartOne devices and modules. Sales were higher than the prior year despite the same component part shortage issues discussed above, which has resulted in sales orders exceeding available inventory supply. We believe that the increase in demand during 2021 is an indication of a recovery in Commercial IoT after the oil and gas industry and COVID-related downturns experienced in 2020.

Operating Expenses:

Total operating expenses increased 1% to $189.8 million in 2021 from $187.7 million in 2020. Higher cost of services, cost of subscriber equipment sales as well as reductions in the value of inventory contributed to the increase in total operating expenses. Lower marketing, general and administrative costs and depreciation, amortization and accretion partially offset these increases. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $2.6 million, or 8%, to $37.4 million in 2021 from $34.8 million in 2020. The increase in cost of services was driven primarily by lease expense associated with new teleport leases which commenced throughout the second half of 2021. These leases were executed in connection with the gateway expansion project associated with the Terms Agreement, and the associated cost is being reimbursed to us beginning in December 2021 (as further discussed above in Engineering and other service revenue). Higher professional fees and licensing costs related to the implementation of a new Enterprise Resource Planning ("ERP") system, which went live in January 2022, also contributed to the increase in expense during 2021. These increases were offset slightly by lower maintenance costs resulting from revisions to contract terms with certain vendors for gateway and software maintenance.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by $0.3 million, or 2%, to $13.6 million in 2021 from $13.3 million in 2020. Cost of subscriber equipment sales increased due to higher subscriber equipment sales, offset partially by the reversal of a prior year accrual for potential tariffs. Pursuant to regulatory developments, we reversed this accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that we no longer believe will be due, resulting in an expense reduction of $1.0 million recognized during 2021.

The improved equipment margin during 2021 was impacted by the mix of devices sold during the respective periods, particularly higher sales of Commercial IoT devices. During 2021, our primary manufacturer's labor costs were reduced, offsetting the impact from higher component part prices; therefore, there was minimal net impact on the margin generated from SPOT and Commercial IoT product sales. This trend of lower labor costs was fully absorbed into our product costs during 2021 and is not expected to decrease costs in 2022.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During 2021, we recorded a reduction in the value of inventory totaling $1.0 million, including the write-off of certain Sat-Fi2® materials that are not likely to be used in production as well as defective inventory units that are not saleable. During 2020, we wrote down the value of inventory by $0.7 million following our decision to discontinue production of a second-generation Duplex device, as well as an evaluation of excess or obsolete inventory related to end of life products and technology.

Marketing, General and Administrative

Marketing, general and administrative expenses ("MG&A") decreased $0.3 million, or 1%, to $41.4 million in 2021 from $41.7 million in 2020. This decrease is due primarily to lower credit losses, due in part to higher reserves recorded in 2020 related to specific customer receivable balances that were not expected to be collectible due to financial difficulties resulting from the impact of COVID-19; during 2021, we successfully recovered a portion of these previously reserved customer balances. Lower dealer commissions and advertising expense also contributed to the decrease in MG&A expenses. Offsetting the favorable fluctuations in expenses were higher subscriber acquisition costs, including certain customer appeasement credits that are not expected to recur, as well as higher professional and legal fees for strategic opportunities.

Depreciation, Amortization and Accretion

Depreciation, amortization, and accretion expense decreased $0.6 million to $96.2 million in 2021 compared to $96.8 million in 2020. During 2018, we placed into service software-related assets associated with our second-generation ground system; a portion of these assets had a three year life and were fully depreciated in early 2021.

Other (Expense) Income:

Gain on Extinguishment of Debt

We recorded a net gain on extinguishment of debt totaling $3.1 million during 2021 related to the following items: (i) gain on extinguishment of debt of $5.0 million resulting from the Small Business Administration's ("SBA") forgiveness of amounts outstanding under our Paycheck Protection Program ("PPP") loan and (ii) net losses on extinguishment of debt of $1.9 million resulting from the write off of deferred financing costs following unscheduled principal repayments of the 2009 Facility Agreement during 2021. Similar activity did not occur in 2020.

 Interest Income and Expense

Interest income and expense, net, decreased $4.9 million to expense of $43.5 million for 2021 compared to expense of $48.4 million for 2020. This decrease was driven by lower gross interest costs totaling $3.5 million as well as an increase to capitalized interest of $1.6 million (which decreases interest expense). Interest income and expense, net, was also impacted by a decrease in interest income totaling $0.2 million.

Gross interest costs were impacted by lower interest associated with the 2009 Facility Agreement ($7.1 million) and the Loan Agreement with Thermo ($2.9 million); these items were offset partially by higher interest on the 2019 Facility Agreement ($4.7 million) and imputed interest associated with the significant financing component related to advance payments from a customer ($1.9 million). Interest costs for the 2009 Facility Agreement were favorably impacted by reductions in the principal balance over the last twelve months, including the final paydown in November 2021, as well as a decrease in the interest rate driven by a reduction in LIBOR. As previously discussed, we made principal payments of the 2009 Facility Agreement totaling $187.0 million over the last twelve months, which reduced the principal amount outstanding to zero and lowered interest costs. Lower interest costs for the Loan Agreement with Thermo were driven by Thermo's conversion of the entire principal balance outstanding under the Loan Agreement in February 2020. Higher costs associated with the 2019 Facility Agreement are due to the rate of PIK interest accrued on the loan.

Derivative (Loss) Gain

We recorded derivative losses of $1.0 million and gains of $2.9 million in 2021 and 2020, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The losses recorded during 2021 were due primarily to an increase in our stock price and stock price volatility, which are significant inputs used in the valuation of the embedded derivative associated with our 2013 8.00% Notes. The gains recorded during 2020 were due primarily to a lower discount yield used in the valuation of the embedded derivative associated with our 2019 Facility Agreement. See Note 8: Fair Value Measurements to our Consolidated Financial Statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency (Loss) Gain

Foreign currency (loss) gain fluctuated by $5.6 million to a loss of $6.3 million in 2021 from a loss of $0.7 million in 2020. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at each reporting period. During 2021, the foreign currency loss was due primarily to the weakening of the Euro and Brazilian real relative to the U.S. dollar. During 2020, the weakening of the Brazilian real relative to the U.S. dollar contributed to the foreign currency losses; these losses were partially offset by the strengthening of the Canadian dollar and the Euro.

Other

Other income (expense) fluctuated to income of $0.4 million in 2021 compared to expense of $3.6 million in 2020. The primary expense in this line item are the non-operating components of net periodic benefit cost, including activity related to settlement of our pension liability. In December 2020, we settled a portion of our pension liability due to certain participants; this settlement resulted in a loss of $2.1 million. We also recorded legal and other adviser costs incurred related to the modification of our 2009 Facility Agreement to non-operating expense under applicable accounting guidance. These costs decreased $0.9 million from 2020 to 2021.

Income Tax (Benefit) Expense

Income tax (benefit) expense fluctuated by $1.0 million to a benefit of $0.3 million in 2021 from expense of $0.7 million in 2020. The primary income tax (benefit) expense is related to deferred state tax liabilities associated with net operating loss limitations.

Comparison of the Results of Operations for the years ended December 31, 2020 and 2019

Discussion of the results of operations for the years ended December 31, 2020 and 2019 can be found in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 4, 2021.

Liquidity and Capital Resources

Our principal near-term liquidity requirements include funding our operating costs and capital expenditures. Our principal sources of liquidity include cash on hand and cash flows from operations. Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations. We expect that our current sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. We may also access equity and debt capital markets from time to time or refinance our debt obligations to improve the terms of our indebtedness.

Overview

As of December 31, 2021, we held cash and cash equivalents of $14.3 million. As of December 31, 2020, we held cash and cash equivalents of $13.3 million and restricted cash of $54.7 million. We used the funds received under the Terms Agreement together with cash on hand and in our restricted cash account to pay down the remaining outstanding balance of the 2009 Facility Agreement during 2021.

The total carrying amount of our long-term debt outstanding was $237.9 million at December 31, 2021, compared to $385.4 at December 31, 2020. At December 31, 2021, there was no current portion of debt outstanding. At December 31, 2020, the current portion of our debt outstanding was $58.8 million and represented the scheduled payments under the 2009 Facility Agreement and the Paycheck Protection Program PPP Loan due within one year of the balance sheet date.

The $147.5 million decrease in the carrying amount of our total debt balance was due primarily to principal payments of the 2009 Facility Agreement totaling $187.0 million during 2021 (discussed below) as well as the forgiveness of the PPP Loan, totaling $4.9 million (net of less than $0.1 million of deferred financing costs prior to forgiveness). Offsetting these debt reductions was a higher carrying value of the 2019 Facility Agreement of $38.1 million due to the accrual of PIK interest and the accretion of debt discount as well as $6.4 million related to the amortization of deferred financing costs and write-off of deferred financing costs for the 2009 Facility Agreement.

Cash Flows for the years ended December 31, 2021, 2020 and 2019

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2021	2020	2019
Net cash provided by operating activities	$131,881	$22,215	$3,048
Net cash used in investing activities	(45,186)	(14,536)	(11,491)
Net cash (used in) provided by financing activities	(140,282)	1,164	(7,923)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	52	4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(53,719)	$8,895	$(16,362)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities was $131.9 million during 2021 compared to $22.2 million during 2020. During 2021, the primarily driver for the increase in cash flows provided by operating activities was advance payments received under the Terms Agreement by a customer totaling $111.4 million, which were recorded as deferred revenue (see Note 2: Revenue in our Consolidated Financial Statements for further discussion).

During 2020, the primarily drivers for the increase in cash flows provided by operating activities were higher net income after adjusting for non-cash items due to lower interest payments and operating expenses. Partially offsetting higher net income were unfavorable working capital changes due primarily to an increase in accounts receivable and a decrease in deferred revenue, which were both driven by the timing of services delivered under our subscriber and engineering service contracts relative to the timing of cash receipts. Offsetting these unfavorable items were higher inventory sales as well as fewer inventory purchases and favorable changes in prepaid and other current assets, driven in part by the final installment of $3.7 million received in January 2020 from the 2018 settlement of a business economic loss claim.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $45.2 million during 2021 compared to $14.5 million during 2020. The nature of our capital expenditures for both 2021 and 2020 primarily relates to network upgrades. The increase in net cash used in investing activities during 2021 was related primarily to network upgrades associated with the Terms Agreement, including higher costs associated with the procurement and deployment of new antennas for our gateways and the preparation and launch of our on-ground spare satellite.

Net cash used in investing activities was $14.5 million during 2020 compared to $11.5 million during 2019. During both 2020 and 2019, our capital expenditures were related to the procurement and deployment of new antennas for our gateways. Additionally, in both years, we incurred costs for other initiatives, including our new billing system, which was placed into service in April 2020, as well as product development, including software and other back-office efforts.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $140.3 million in 2021 compared to net cash provided by financing activities of $1.2 million in 2020. During 2021, we paid off the remaining principal balance due under the 2009 Facility Agreement of $187.0 million (see further discussion below). In March 2021, we received $43.7 million in proceeds from the exercise of the warrants issued with our 2019 Facility Agreement and, in December 2021, we received a partial refund of premiums previously paid for the 2009 Facility Agreement of $2.6 million.

Net cash provided by financing activities was $1.2 million in 2020 compared to net cash used in financing activities of $7.9 million in 2019. In April 2020, we received proceeds of $5.0 million from the PPP Loan (discussed below); these proceeds were offset by mandatory prepayments of principal on our 2009 Facility Agreement totaling $3.4 million as well as the timing of payments for debt financing costs from our refinancing in 2019 totaling $1.1 million.

Indebtedness

2019 Facility Agreement

In November 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash, at our option). As of December 31, 2021, the principal amount outstanding under the 2019 Facility Agreement was $263.8 million.

During 2021, we fully paid down the remaining balance of the 2009 Facility Agreement. As a result of this pay off, the lenders of the 2019 Facility Agreement are now senior lenders. Our obligations under the 2019 Facility Agreement are guaranteed on a senior secured basis by all of our domestic subsidiaries' assets and are secured by a first priority lien on substantially all of our assets and our domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of our domestic subsidiaries and 65% of the equity of certain foreign subsidiaries. In anticipation of business strategies related to projected capital expenditures, potential future vendor financing, termination of the Globalstar pension plan, and expected redemption of the 2013 8.00% Notes, we received waivers from our senior lenders in August 2021 and January 2022 to permit such transactions.

As additional consideration for the loan, we issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. All of these warrants have been exercised resulting in proceeds of $47.3 million.

The 2019 Facility Agreement contains customary events of default and requires us to satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the 2019 Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the 2019 Facility Agreement, and the lenders could accelerate payment of the indebtedness. As of December 31, 2021, we were in compliance with all the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. If we generate Excess Cash Flow in 2022, we will be required to make such prepayments. These payments would reduce future principal payment obligations.

See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 2019 Facility Agreement.

8.00% Convertible Senior Notes Issued in 2013

Our 2013 8.00% Notes are convertible into shares of our common stock at a conversion price of $0.69 (as adjusted) per share of common stock. As of December 31, 2021, the principal amount outstanding of the 2013 8.00% Notes was $1.4 million. The 2013 8.00% Notes will mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes is payable semi-annually in arrears on April 1 and October 1 of each year. We pay interest in cash at a rate of 5.75% per annum and by issuing additional 2013 8.00% Notes at a rate of 2.25% per annum.

A holder of 2013 8.00% Notes has the right to require us to purchase some or all of the 2013 8.00% Notes on April 1, 2023 at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest.

The indenture governing the 2013 8.00% Notes provides for customary events of default. As of December 31, 2021, we were in compliance with the terms of the 2013 8.00% Notes and the Indenture.

See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion of the 2013 8.00% Notes.

In February 2022, we notified the holders of the 8.00% Notes of our intention to redeem all of the outstanding amount of principal and accrued interest, totaling $1.5 million. This redemption is expected to occur in March 2022 and be paid in cash if the holders do not convert their 8.00% Notes prior to the redemption date.

2009 Facility Agreement

In 2009, we entered into a 2009 facility agreement (the "2009 Facility Agreement"), which was amended and restated in July 2013, August 2015, June 2017 and November 2019. The 2009 Facility Agreement was fully repaid in November 2021 prior to its scheduled maturity in December 2022. As of December 31, 2021, there was no principal amount outstanding under the 2009 Facility Agreement.

The 2009 Facility Agreement required mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2009 Facility Agreement) on a semi-annual basis. During 2021, we were required to pay $4.4 million to our lenders resulting from our Excess Cash Flow calculation as of December 31, 2020. This payment reduced future principal payment obligations.

The amended and restated 2009 Facility Agreement included a requirement that we raise no less than $45.0 million from the sale of equity prior to March 30, 2021. We fulfilled this requirement with proceeds from the exercise of all the warrants issued to the 2019 Facility Agreement lenders in November 2019. We received proceeds totaling $47.3 million, of which $3.6 million was received in December 2019 and the remaining $43.7 million was received during 2021. In April 2021, the proceeds were used towards the principal balance outstanding.

Additionally, in 2021, we received two advance payments of $37.5 million each from a customer under the Terms Agreement. We used these proceeds to pay a portion of the remaining amount due under the 2009 Facility Agreement. In November 2021, we repaid the final outstanding amount totaling $60.3 million using cash on hand and restricted cash. The 2009 Facility Agreement required us to maintain a debt service reserve account, which was pledged to secure all of our obligations under the 2009 Facility Agreement, and was previously classified as restricted cash on our consolidated balance sheet. As a result of the early pay off of the 2009 Facility Agreement, in December 2021, we received a partial refund of premiums previously paid totaling $2.6 million.

See Note 6: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion of the 2009 Facility Agreement.

Paycheck Protection Program Loan

As previously discussed, we sought relief under the CARES Act, including receiving a $5.0 million loan under the PPP in April 2020 (the "PPP Loan"). In June 2021, the SBA approved our request for forgiveness of all amounts outstanding, including accrued interest. As of December 31, 2021, there was no principal amount or interest outstanding under the PPP Loan.

See Note 6: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion of the PPP Loan.

Subsequent Event

In February 2022, we entered into the satellite Procurement Agreement (see below in Contractual Obligations and Commitments for further discussion). This agreement provides for payment deferrals of milestone payments from February 2022 through August 2022, at a 0% interest rate. In August 2022, all deferred payments are expected to become due by which time we intend to complete a senior secured financing. This financing is intended to provide sufficient proceeds for the construction and launch of the satellites and we expect to refinance our current 2019 Facility Agreement concurrent with or after the financing.

Contractual Obligations and Commitments

Contractual obligations arising in the normal course of business consist primarily of debt obligations (as discussed above), purchase commitments with vendors related to the procurement, deployment and maintenance of our network (totaling $6.8 million over the next two years), obligations for non-cancellable purchase orders for inventory ($17.3 million which we expect to be fulfilled in the next fifteen months based on current forecasted equipment sales), operating lease obligations (see Note 3: Leases to our Consolidated Financial Statements for further discussion) and pension obligations (see Note 12: Pensions and Other Employee Benefits to our Consolidated Financial Statements for further discussion).

In February 2022, we entered into the satellite Procurement Agreement with Macdonald, Dettwiler and Associates Corporation pursuant to which we will acquire 17 new satellites that will replenish our existing constellation of satellites and ensure long-term continuity of our mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to the potential customer under the Terms Agreement, as well as services to our current and future customers. The initial contract price is $327.0 million and we have the option of purchasing additional satellites at a lower cost per unit, subject to certain conditions. We expect the satellites to be manufactured during the next three years. Under the Terms Agreement, the counterparty is required to reimburse 95% of the capital expenditures and certain other costs incurred for this contract. We plan to enter into additional agreements for launch services and launch insurance for these satellites.

See Note 9: Commitments and Contingencies to our Consolidated Financial Statements for discussion on our contractual commitments.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication, and one-way and two-way data transmissions between a mobile or fixed device, (ii) subscriber equipment revenue from the sale of fixed and mobile devices as well as other products and accessories, and (iii) service revenue from providing engineering and support services to certain customers. The complexities or judgements involved in revenue recognition are discussed in detail below by type of revenue.

Unless otherwise disclosed, service revenue is recognized over a period of time (consistent with the customer's receipt and consumption of the benefits of our performance) and revenue from the sale of subscriber equipment is recognized at a point in time (consistent with the transfer of risks and rewards of ownership of the hardware). We record customer payments received in advance of the corresponding service period as deferred revenue. We provide Duplex, SPOT and Commercial IoT services directly to customers and indirectly through resellers. Credits granted to customers are expensed or charged against revenue or accounts receivable over the remaining term of the customer contract. Subscriber acquisition costs primarily include dealer and internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. We capitalize incremental costs to obtain a contract to the extent we expect to recover them; for our subscriber-driven contracts, these costs include internal and external initial activation commissions. We also capitalize costs to fulfill a contract to the extent we expect to recover them; for engineering and support service contracts, these costs may include certain expenses incurred by us prior to the customer benefiting from the service, such as personnel and contractor costs and other operating expenses. All other subscriber acquisitions costs are expensed at the time of the related sale.

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

We assess the timing of the transfer of products or services to a customer as compared to the timing of payments made to us to determine whether a significant financing component exists. In general, our subscriber-driven contracts are paid monthly or annually and the time between cash collection and performance is less than one year. For certain engineering services provided pursuant to our previously described Terms Agreement, the length of time between receipt of payment by the customer and the transfer of services by us is greater than twelve months. Accordingly, the payments made by the customer include a significant financing component.

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

We estimate the fair values of our derivative financial instruments using various techniques that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that embody it and the expected means of settlement. There are various features embedded in our debt instruments that require bifurcation from the debt host. For the conversion options and the contingent put features in the 2013 8.00% Notes, we use a Monte Carlo simulation model to determine fair value. For the mandatory prepayments in the 2019 Facility Agreement, we use a probability weighted discounted cash flow model to determine fair value. The timing and amount of these cash flows involve significant judgement. Valuations derived from these models are subject to ongoing internal and external verification and review. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our services and products are sold, distributed or available in over 120 countries. Our international sales are denominated primarily in Canadian dollars, Brazilian reais and euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies. We are obligated to enter into currency hedges with the lenders to the 2019 Facility Agreement no later than 90 days after any fiscal quarter during which more than 25% of revenues is denominated in a single currency other than U.S. or Canadian dollars. Otherwise, we cannot enter into hedging agreements other than interest rate cap agreements or other hedges described above without the consent of the agent for the 2019 Facility Agreement, and with that consent the counterparties may only be the lenders to the 2019 Facility Agreement.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Globalstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the Company) as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company had $1.2 billion of Space component assets recorded as property and equipment. As discussed in Note 1 to the consolidated financial statements, the Company’s Space component assets are depreciated on a straight-line basis over their estimated useful life, which is currently estimated to be 15 years. Management’s estimate of the useful life of its Space component assets was based on estimated design life, information from the Company’s engineering department and overall Company strategy for the use of the assets.

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

New Orleans, Louisiana
February 25, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Globalstar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Globalstar, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Globalstar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.
Covington, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Oak Brook, Illinois
February 28, 2020

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$14,304	$13,330
Restricted cash	—	3,625
Accounts receivable, net of allowance for credit losses of $2,962 and $4,352, respectively	21,182	22,147
Inventory	13,829	13,736
Prepaid expenses and other current assets	19,558	15,649
Total current assets	68,873	68,487
Property and equipment, net	672,156	715,909
Restricted cash	—	51,068
Operating lease right of use assets, net	32,041	14,400
Intangible and other assets, net of accumulated amortization of $11,189 and $9,998, respectively	41,036	38,229
Total assets	$814,106	$888,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$58,824
Accounts payable	6,247	2,917
Accrued expenses	28,947	25,916
Payables to affiliates	444	581
Deferred revenue	25,927	25,977
Total current liabilities	61,565	114,215
Long-term debt, less current portion	237,932	326,586
Operating lease liabilities	29,237	13,726
Deferred revenue, net	112,054	3,280
Other non-current liabilities	7,887	7,221
Total non-current liabilities	387,110	350,813

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 and 1,900,000,000 shares authorized at December 31, 2021 and 2020, respectively; 1,796,528,871 shares and 1,674,668,617 shares issued and outstanding at December 31, 2021 and 2020, respectively	180	167
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	2,146,710	2,096,566
Accumulated other comprehensive income (loss)	1,890	(2,944)
Retained deficit	(1,783,349)	(1,670,724)
Total stockholders’ equity	365,431	423,065
Total liabilities and stockholders’ equity	$814,106	$888,093
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$106,464	$113,191	$113,386
Subscriber equipment sales	17,833	15,296	18,332
Total revenue	124,297	128,487	131,718
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	37,372	34,751	37,456
Cost of subscriber equipment sales	13,587	13,268	15,763
Cost of subscriber equipment sales - reduction in the value of inventory	1,004	662	416
Marketing, general and administrative	41,358	41,738	45,233
Reduction in the value of long-lived assets	242	416	1,124
Depreciation, amortization and accretion	96,237	96,815	95,772
Total operating expenses	189,800	187,650	195,764
Loss from operations	(65,503)	(59,163)	(64,046)
Other (expense) income:
Gain on extinguishment of debt	3,098	—	—
Interest income and expense, net of amounts capitalized	(43,536)	(48,429)	(62,464)
Derivative (loss) gain	(1,043)	2,897	145,073
Foreign currency (loss) gain	(6,308)	(727)	64
Other	368	(3,555)	(2,758)
Total other (expense) income	(47,421)	(49,814)	79,915
(Loss) income before income taxes	(112,924)	(108,977)	15,869
Income tax (benefit) expense	(299)	662	545
Net (loss) income	$(112,625)	$(109,639)	$15,324
Net (loss) income per common share:
Basic	$(0.06)	$(0.07)	$0.01
Diluted	(0.06)	(0.07)	(0.07)
Weighted-average shares outstanding:
Basic	1,765,139	1,642,359	1,450,768
Diluted	1,765,139	1,642,359	1,655,191

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(112,625)	$(109,639)	$15,324
Other comprehensive (loss) income:
Defined benefit pension plan liability adjustment	410	2,042	1,097
Net foreign currency translation adjustment	4,424	(1,537)	(707)
Total other comprehensive income	4,834	505	390
Total comprehensive (loss) income	$(107,791)	$(109,134)	$15,714

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – December 31, 2018	1,446,784	$145	$1,937,364	$(3,839)	$(1,574,725)	$358,945
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	6,003	—	4,118	—	—	4,118
Contribution of services	—	—	338	—	—	338
Issuance and recognition of stock-based compensation of employee stock purchase plan	2,257	—	1,096	—	—	1,096
Stock offering issuance costs	—	—	(195)	—	—	(195)
Investment in business	—	—	155	—	—	155
Fair value of warrants issued in connection with 2019 Facility Agreement	—	—	23,562	—	—	23,562
Issuance of stock for warrant exercises	9,500	1	3,609	—	—	3,610
Other comprehensive income	—	—	—	390	—	390
Net income	—	—	—	—	15,324	15,324
Balances – December 31, 2019	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	7,637	1	4,766	—	—	4,767
Contribution of services	—	—	232	—	—	232
Issuance and recognition of stock-based compensation of employee stock purchase plan	2,253	—	1,048	—	—	1,048
Common stock issued in connection with conversion of Loan Agreement with Thermo	200,140	20	120,441	—	—	120,461
Common stock issued in connection with conversion of 2013 8.00% Notes	95	—	32	—	—	32
Impact of adoption of Credit Loss Standard	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	505	—	505
Net loss	—	—	—	—	(109,639)	(109,639)
Balances – December 31, 2020	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	4,937	1	5,543	—	—	5,544
Contribution of services		—	188	—	—	188
Issuance and recognition of stock-based compensation of employee stock purchase plan	1,887	—	747	—	—	747
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	4,834	—	4,834
Net loss	—	—	—	—	(112,625)	(112,625)
Balances – December 31, 2021	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
                See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities:
Net (loss) income	$(112,625)	$(109,639)	$15,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	96,237	96,815	95,772
Change in fair value of derivatives	1,043	(2,897)	(145,073)
Stock-based compensation expense	6,541	5,670	5,700
Amortization of deferred financing costs	2,562	4,243	15,896
Reduction in the value of long-lived assets and inventory	1,246	1,078	1,540
Provision for credit losses	936	1,656	1,747
Noncash interest and accretion expense	35,897	33,847	21,453
Gain on extinguishment of debt	(3,098)	—	—
Change to estimated impact upon adoption of ASC 606	—	—	(3,885)
Loss on pension settlement	—	2,075	455
Noncash revenue recognized from terminated contract	—	(2,916)	—
Noncash reversal of tariff accrual	(1,023)	—	—
Unrealized foreign currency loss (gain)	6,394	1,362	(192)
Other, net	(1,232)	338	143
Changes in operating assets and liabilities:
Accounts receivable	1,361	(8,494)	(4,299)
Inventory	(80)	2,176	(1,664)
Prepaid expenses and other current assets	(5,266)	981	(421)
Other assets	82	(890)	864
Accounts payable and accrued expenses	(3,647)	(197)	(173)
Payables to affiliates	(136)	319	(395)
Other non-current liabilities	(609)	(60)	359
Deferred revenue	107,298	(3,252)	(103)
Net cash provided by operating activities	131,881	22,215	3,048
Cash flows used in investing activities:
Network upgrades (including interest)	(37,432)	(7,317)	(3,342)
Property and equipment additions	(6,307)	(5,157)	(4,594)
Sale of property and equipment	350	—	—
Purchase of intangible assets	(1,797)	(2,062)	(3,555)
Net cash used in investing activities	(45,186)	(14,536)	(11,491)
Cash flows (used in) provided by financing activities:
Principal payments of the 2009 Facility Agreement	(186,990)	(3,373)	(199,029)
Payments for debt and equity issuance costs	(286)	(1,074)	(6,166)
Proceeds from issuance of common stock and exercise of options	747	638	672
Net proceeds from common stock offering and exercise of warrants	43,678	—	3,610
Premium refund from the 2009 Facility Agreement	2,569	—	—
Proceeds from PPP Loan	—	4,973	—
Proceeds from Subordinated Loan Agreement	—	—	62,000
Payoff of Subordinated Loan Agreement	—	—	(62,000)
Proceeds from 2019 Facility Agreement	—	—	192,990
Net cash (used in) provided by financing activities	(140,282)	1,164	(7,923)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	52	4
Net (decrease) increase in cash, cash equivalents and restricted cash	(53,719)	8,895	(16,362)
Cash, cash equivalents and restricted cash, beginning of period	68,023	59,128	75,490
Cash, cash equivalents and restricted cash, end of period	$14,304	$68,023	$59,128

	As of December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$14,304	$13,330	$7,606
Restricted cash (See Note 6 for further discussion on restrictions)	—	54,693	51,522
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,304	$68,023	$59,128

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$5,534	$10,918	$27,353
Income taxes	188	68	45

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$2,973	$1,638	$434
Capitalized accretion of debt discount and amortization of prepaid financing costs	612	447	501
Forgiveness of principal and interest of PPP Loan	5,030	—	—
Principal amount of Loan Agreement with Thermo converted into common stock	—	137,366	—
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	—	17,963	—
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	—	84,059	—
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	—	1,058	—
Fair value of warrants issued with 2019 Facility Agreement	—	—	23,562

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

The Company’s satellite communications business supports Internet of Things ("IoT") data transmissions in a variety of applications and provides reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. These communication services serve principally the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; and transportation.

Globalstar currently provides the following communications services:

•two-way voice communication and data transmissions via the GSP-1600 and GSP-1700 phones ("Duplex");
•one-way or two-way communication and data transmissions using mobile devices, including the SPOT family of products, such as SPOT X ®, SPOT Gen4TM and SPOT Trace®, that transmit messages and the location of the device ("SPOT");
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including commercial IoT products, such as the battery- and solar-powered SmartOne, STX-3 and ST100 ("Commercial IoT"); and
•engineering services to assist certain customers (including its customer under the Terms Agreement (defined below)) in developing new applications to operate on the Company's network, enhancements to the Company's ground network and other communication services using the Company's MSS and terrestrial spectrum licenses ("Engineering and Other").

Globalstar provides Duplex, SPOT and Commercial IoT products and services to customers directly and through a variety of partners.

COVID-19 Risks and Uncertainties

There are a number of uncertainties that could impact the Company's future results of operations, including the duration of the COVID-19 pandemic; the effectiveness of mitigation measures; global economic conditions; changes to the Company's operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains. As a result of COVID-19, the Company experienced an initial reduction in the volume of sales of subscriber equipment, received requests for service pricing concessions from certain customers, and was impacted by certain of its customers not being able to pay outstanding balances.

The Company has pursued various opportunities to mitigate the risks and uncertainties resulting from COVID-19, including, but not limited to, the receipt of a $5.0 million loan under the Paycheck Protection Program ("PPP") and the evaluation of its eligibility for the Employee Retention Tax Credit program as well as seeking relief under the American Rescue Plan Act. In June 2021, the Small Business Administration ("SBA") fully approved the Company's request for forgiveness of all amounts outstanding, including accrued interest, under its PPP loan.

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

Restricted Cash

There was no balance in restricted cash as of December 31, 2021. As of December 31, 2020, restricted cash was comprised of funds held in escrow by the agent for the Company’s facility agreement entered into in 2009 (the “2009 Facility Agreement”) to secure the Company’s principal and interest payment obligations related to its 2009 Facility Agreement. Restricted cash was classified as either a current or non-current asset on the Company's Consolidated Balance Sheet based on when these funds were expected to be used to pay principal and interest due under the 2009 Facility Agreement. As disclosed in Note 6: Long-Term Debt and Other Financing Arrangements, the Company fully paid down the 2009 Facility Agreement during 2021.

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

Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Accounts receivable are uncollateralized, without interest, and consist primarily of receivables from the sale of Globalstar services and equipment. For service customers, payment is generally due within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment. The Company has agreements with certain customers whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer; payment is generally due within 45 days of the invoice date for this customer.

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for credit losses based on factors such as supportable and reasonable current trends, the length of time the receivables are past due and historical collection experience. The Company believes that historical collection experience is the most reasonable basis for predicting future performance. The Company’s major portfolio of contract assets are customer receivables and, as such, historical delinquency percentages are generally consistent over time. The estimate of the allowance for credit losses is computed using aging schedules by type of revenue (service and subscriber equipment), by product (Duplex, SPOT and Commercial IoT) and by country. As discussed above, accounts receivable are considered past due in accordance with the contractual terms of the applicable arrangements. The Company applies a loss rate to its portfolio of trade receivables based on past-due status and records an allowance for credit losses, which represents the expected losses of those trade receivables over their estimated contractual life. The estimated life may vary by service and product type, but is generally less than one year. Allowances are generally recorded for all aging categories of outstanding receivables, including those in the current category. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for credit losses. After attempts to collect a receivable have failed, the receivable is written off against the allowance.

The Company considered the potential impact of COVID-19 on its portfolio of trade receivables and increased its loss rate for certain receivables, in limited circumstances. The Company will continue to reassess its sales and collections of receivables each reporting period to support its allowance across its portfolio.

The following is a summary of the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$4,352	$2,952	$3,382
Impact of adoption of ASU 2016-13	—	1,684	—
Provision, net of recoveries	409	1,656	1,747
Write-offs and other adjustments	(1,799)	(1,940)	(2,177)
Balance at end of period	$2,962	$4,352	$2,952

Inventory

Inventory consists primarily of purchased products, including subscriber equipment devices, which work on the Company’s network, of approximately $9.6 million and $9.5 million as of December 31, 2021 and 2020, respectively, as well as ground infrastructure assets expected to be used as spare parts of approximately $4.2 million as of December 31, 2021 and 2020, respectively. Inventory is stated at the lower of cost or net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the net realizable value and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off.

For the years ended December 31, 2021 and 2020, the Company wrote down the value of inventory by $1.0 million and $0.7 million, respectively, after adjusting for changes in net realizable value. In 2021, the Company wrote off certain Sat-Fi2® materials that were not likely to be used in production as well as defective inventory units that were no longer saleable. In 2020, the Company discontinued production of a second-generation Duplex device, which was the majority of the write down recorded. The remaining reduction in value of inventory recorded during 2020 was driven by an evaluation of excess or obsolete inventory related to end of life products and technology. In 2019, the Company reduced the carrying value of gateway spare parts due to excess hardware parts.

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites (the “Space Component”), and primary and backup control centers and gateways (the “Ground Component”). Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. When a second-generation satellite is incorporated into the second-generation constellation, the Company begins depreciation on the date the satellite is placed into service, which was the point that the satellite reaches its orbital altitude, over its estimated depreciable life.

The Company capitalizes interest costs associated with the costs of assets in progress. Capitalized interest is added to the cost of the underlying asset and is amortized over the depreciable life of the asset after it is placed into service. As the Company’s construction in progress increases, the Company capitalizes more interest, resulting in a lower amount of net interest expense recognized under U.S. GAAP.

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

Assets held for sale are carried at the lower of cost or fair value less estimated cost to sell; these assets are generally classified as current on the Company's consolidated balance sheets as the disposal of these assets is expected within one year. As of December 31, 2020, the Company had approximately $0.3 million of assets classified as held for sale. During 2021, the Company sold the property of its former gateway location in Nicaragua. For this former gateway location, the change in classification from held and used to held for sale resulted in an initial impairment of long-lived assets of $1.1 million during 2019, which was recorded in the Company's consolidated statement of operations. In the fourth quarter of 2020, the Company signed a contract for the sale of this property; the final selling price (net of estimated costs to sell) is $0.3 million and, as a result, the Company recorded an additional impairment totaling $0.2 million.

Leases

The Company has operating and finance leases for facilities and equipment around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment.

Upon inception of a contract, the Company evaluates if the contract, or part of the contract, contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases include both a right-of-use asset and a lease liability. The right-of-use asset represents the Company’s right to use the underlying asset in the lease. Certain initial direct costs associated with consummating a lease are included in the initial measurement of the right-of-use asset. The right-of-use asset also includes prepaid lease payments and lease incentives. The lease liability represents the present value of the remaining lease payments discounted using the implicit rate in the lease on the lease commencement date. For leases in which the implicit rate is not readily determinable, an estimated incremental borrowing rate is used, which represents a rate of interest that the Company would pay to borrow on a collateralized basis over a similar term. The Company has elected to combine lease and non-lease components, if applicable.

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

The Company’s existing leases have remaining lease terms of less than 1 year to 20 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its consolidated balance sheet.

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

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in obtaining long-term debt. These costs are amortized as additional interest expense over the expected term of the corresponding debt. Deferred financing costs are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period. As of December 31, 2021 and 2020, the Company had net deferred financing costs of $27.3 million and $38.5 million, respectively.

Fair Value of Financial Instruments

The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement, the 2009 Facility Agreement and the PPP Loan. Interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. For the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“2013 8.00% Notes”), the fair value of debt is calculated using inputs consistent with those used to calculate the fair value of the derivatives embedded in these instruments.

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

Gain/Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt generally is recorded upon an extinguishment of a debt instrument or the conversion of certain of the Company’s convertible notes. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs, and is recorded as an extinguishment gain or loss in the Company’s consolidated statement of operations.

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

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. For certain engineering services provided pursuant to the Company's previously disclosed Terms Agreement (which is defined and discussed in more detail below in Engineering and Other Service Revenue), the length of time between receipt of payment by the customer and transfer of services by the Company is greater than one year. Accordingly, payments made by the customer pursuant to the Terms Agreement includes a significant financing component. The Company accretes interest expense using the effective interest rate method over the period in which these advance payments are outstanding. The rate in which interest is computed is based on rates implicit in the Terms Agreement. For the Company's subscriber contracts, transactions with a significant financing component are infrequent and not considered material to the Company as the time between cash collection and performance is generally less than one year.

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

 Equipment Revenue. Subscriber equipment revenue represents the sale of fixed and mobile user terminals, SPOT and Commercial IoT products, and accessories. The Company recognizes revenue upon shipment provided control has transferred to the customer. Indicators of transfer of control include, but are not limited to; 1) the Company’s right to payment, 2) the customer has legal title of the equipment, 3) the Company has transferred physical possession of the equipment to the customer or carrier, and 4) the customer has significant risks and rewards of ownership of the equipment. The Company sells equipment designed to work on its network through various channels, including through partners as well as direct to consumers or other businesses by its global sales team and through its e-commerce website. The sales channel depends primarily on the type of equipment and geographic region. Promotional rebates are offered from time to time. A reduction to revenue is recorded to reflect the lower transaction price based on an estimate of the customer take rate at the time of the sale using primarily historical data. This estimate is adjusted periodically to reflect actual rebates given to the Company’s customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of subscriber equipment sales.

Engineering and Other Service Revenue. Other service revenue includes primarily revenue associated with engineering services to assist customers in developing new applications to operate on its network. The revenue associated with these engineering services is generally recorded over time as the services are rendered, and the Company's obligation to the customer is satisfied. In February 2020, the Company entered into an agreement (i) providing for a customer to pay the Company for non-recurring engineering (NRE) services in connection with the assessment of a potential service utilizing certain of the Company's assets and capacity, and (ii) setting forth the primary terms for the potential development and operation of the service (the “Terms Agreement”). In connection with the Terms Agreement, the Company has incurred certain costs to fulfill this contract. In accordance with applicable accounting guidance, the Company nets these costs against the deferred revenue balance associated with this customer. See further discussion below in Intangible and Other Assets.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, unless the subsidiary operates in a hyperinflationary economy, such as Venezuela and Argentina. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2021, 2020 and 2019, the foreign currency translation adjustments were net gains of $4.4 million, net losses of $1.5 million and net losses of $0.7 million, respectively.

Foreign currency transaction gains/losses were approximately net losses of $6.3 million, net losses of $0.7 million and net gains of $0.1 million for each of 2021, 2020, and 2019, respectively.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of gateway long-lived assets are measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, the Company also capitalizes, as part of the asset carrying amount, the estimated costs associated with its expected retirement. This asset is depreciated over the life of the gateway to be retired. Accretion of the asset retirement obligation liability and depreciation of the related assets are included in depreciation, amortization and accretion in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, the Company had accrued approximately $2.5 million and $1.6 million, respectively, for asset retirement obligations. During 2021, the Company continued the expansion of its gateway footprint in connection with the Terms Agreement, which resulted in the commencement of new leases and the installation of new equipment; as a result of this expansion, the Company established new asset retirement obligations for six gateways resulting in a total increase to the liability of $0.8 million during 2021. There were no settlements during 2021. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under site leases to remove the gateway equipment and restore the lease sites to their original condition.

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

Research and Development Expenses

Research and development costs were $1.0 million, $1.9 million and $3.2 million for 2021, 2020 and 2019, respectively. These costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

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

Intangible Assets Subject to Amortization

Our intangible assets that do not have indefinite lives are amortized over their estimated useful lives. For information related to each major class of intangible assets, including accumulated amortization and estimated average useful lives, see Note 5: Intangible and Other Assets.

Other Assets

Prepaid Licenses and Royalties

The Company has signed various licensing and royalty agreements necessary for the manufacture and distribution of its products. Amounts that are prepaid are recorded primarily in noncurrent assets on the Company's consolidated balance sheet. The Company estimates the portion of expense incurred or royalties earned for the next 12 months and reclassifies these amounts to current assets on the Company's consolidated balance sheet each reporting period. The Company will expense these amounts through depreciation expense over the life of the gateway, maintenance expense over the term of the services, or cost of goods sold on a per unit basis as these units are manufactured, sold, or activated.
Contract Costs

The Company also capitalizes incremental costs to obtain and/or fulfill a contract to the extent it expects to recover them. For subscriber-driven contracts, these capitalized contract acquisition costs primarily include deferred subscriber acquisition costs and are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. For engineering and support service contracts, these contract costs may include certain expenses incurred by the Company prior to the customer benefiting from the service. When a contract terminates prior to the end of its expected life, the remaining contract acquisition cost associated with it becomes impaired and the amount is expensed.

Total contract acquisition costs were $1.7 million and $2.4 million as of December 31, 2021 and 2020, respectively, and are recorded in other assets on the Company's consolidated balance sheet. These costs are typically amortized to marketing, general and administrative expenses over three years, which considers anticipated contract renewals. For the years ended December 31, 2021, 2020 and 2019, the amount of amortization related to contract acquisition costs was $2.1 million, $2.1 million and $1.4 million, respectively.

Total costs to fulfill a contract were $2.1 million and zero as of December 31, 2021 and 2020, respectively, and are netted against the associated contract liability, which is recorded in deferred revenue on the Company's consolidated balance sheet. As of December 31, 2021, costs to fulfill a contract are associated with one customer contract and are netted against this customer's contract liability balance in accordance with ASC 606. These costs are amortized to cost of services or marketing, general and administrative expense over the period in which the Company commences its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. The Company did not amortize any costs to fulfill a contract during 2021.

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

Other Information

Advertising Expenses

Advertising costs were $2.3 million, $2.5 million and $3.4 million for 2021, 2020, and 2019, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06: Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Among other things, ASU No. 2020-06 simplifies the guidance in ASC 470 by eliminating two of the three models that require separating embedded conversion features from convertible instruments. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2021. The Company adopted this standard when it became effective on January 1, 2022. For existing debt instruments, this standard will not have a material impact to its consolidated financial statements or related disclosures.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans as outlined in ASU No. 2018-14. This ASU is effective for public entities for annual periods beginning after December 15, 2020. This ASU adds certain narrative disclosures and removes other disclosures as outlined in ASU No. 2018-14 related to the defined benefit plan as outlined in ASU No. 2018-14. The Company adopted this standard when it became effective on January 1, 2021. The adoption of this standard impacted certain of the Company's disclosures in this Report.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Service revenue:
Duplex	$31,197	$33,878	$43,679
SPOT	46,040	46,417	50,461
Commercial IoT	17,951	17,174	16,972
Engineering and other	11,276	15,722	2,274
Total service revenue	106,464	113,191	113,386

Subscriber equipment sales:
Duplex	$1,011	$1,883	$1,325
SPOT	9,427	8,176	7,617
Commercial IoT	7,169	5,140	9,300
Other	226	97	90
Total subscriber equipment sales	17,833	15,296	18,332

Total revenue	$124,297	$128,487	$131,718

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019
Service revenue:
United States	$77,058	$84,290	$80,704
Canada	17,913	18,217	20,709
Europe	7,300	7,040	8,628
Central and South America	3,442	2,717	2,513
Others	751	927	832
Total service revenue	106,464	113,191	113,386

Subscriber equipment sales:
United States	$10,238	$8,226	$9,937
Canada	3,029	3,741	4,632
Europe	2,018	1,639	1,707
Central and South America	2,487	1,674	1,946
Others	61	16	110
Total subscriber equipment sales	17,833	15,296	18,332

Total revenue	$124,297	$128,487	$131,718

Accounts Receivable

The Company has agreements with certain customers whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of December 31, 2021 and 2020, $0.7 million and $1.9 million, respectively, related to these agreements was included in accounts receivable on the Company’s consolidated balance sheet.

During 2021, the Company net settled certain of the balances, resulting in a decrease in accounts receivable. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer. As of December 31, 2021 and 2020, the Company recorded $6.5 million and $4.7 million, respectively, in accounts receivable related to these arrangements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the years ended December 31, 2021 and 2020 from performance obligations included in the contract liability balance at the beginning of these periods was $24.1 million and $31.2 million, respectively. Additionally, during the fourth quarter of 2020, the Company recognized $2.9 million of revenue previously included in non-current deferred revenue related to a contract executed in 2007 for the construction of a gateway in Nigeria, upon its termination due to a lack of performance by the partner, and the Company's performance of all obligations in accordance with the terms of the contract.

In general, the duration of the Company’s contracts with subscribers is one year or less. As of December 31, 2021, the Company expects to recognize $25.9 million, or approximately 19%, of its remaining performance obligations during the next twelve months.

Contract liabilities also includes advance payments from a customer pursuant to an agreement related to the Terms Agreement discussed in Note 1: Summary of Significant Accounting Policies. The Company received two advance payments of $37.5 million each from this customer in June and September 2021. These advanced payments are recorded in deferred revenue and classified as either short-term or long-term deferred revenue consistent with the expected timing of the Company's obligation to provide services to the customer over the recoupment period defined in the Terms Agreement. As of December 31, 2021, the Company has recorded $1.0 million and $112.4 million as short-term and long-term deferred revenue, respectively, which reflects the advanced payments previously described as well as additional advance payments in connection with ongoing network upgrades. Reflected in the deferred revenue balance is $1.9 million of imputed interest associated with the significant financing component related to these advance payments. The total amount of deferred revenue associated with this customer also is reflected net of a contract asset of $2.1 million on its consolidated balance sheet as of December 31, 2021.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of December 31,
	2021	2020
Operating leases:
Right-of-use asset, net	$32,041	$14,400

Short-term lease liability (recorded in accrued expenses)	2,501	1,330
Long-term lease liability	29,237	13,726
Total operating lease liabilities	$31,738	$15,056

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$8	$19

Short-term lease liability (recorded in accrued expenses)	6	11
Long-term lease liability (recorded in non-current liabilities)	3	9
Total finance lease liabilities	$9	$20

In connection with the Company's gateway expansion project related to the Terms Agreement, the Company has entered into various operating leases, predominately for new gateway sites, totaling $19.7 million during 2021. The tables in this footnote reflect the relevant terms of these new leases.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019

Operating lease cost:
Amortization of right-of-use assets	$2,601	$1,880	$1,719
Interest on lease liabilities	1,948	1,320	1,098
Capitalized lease cost	(615)	—	—
Finance lease cost:
Amortization of right-of-use assets	11	76	105
Interest on lease liabilities	1	4	11
Short-term lease cost	213	100	180
Total lease cost	$4,159	$3,380	$3,113

In accordance with the Terms Agreement, the Company began capitalization of certain costs to fulfill this contract during 2021, including lease expense, as shown in the table above. These capitalized lease costs will be amortized over the expected term of the related performance obligation.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases:

	As of December 31,
	2021	2020

Weighted-average lease term
Finance leases	1.6 years	1.8 years
Operating Leases	10.6 years	8.3 years

Weighted-average discount rate
Finance leases	7.0%	7.2%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands):

	Twelve Months Ended December 31,
	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,445	$3,055	$2,647
Operating cash flows from finance leases	1	4	11
Financing cash flows from finance leases	10	68	103

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of December 31, 2021 (amounts in thousands):

	Operating Leases	Finance Leases

2022	$5,705	$6
2023	5,235	4
2024	5,109	—
2025	5,137	—
2026	5,184	—
Thereafter	25,603	—
Total lease payments	$51,973	$10
Imputed interest	(20,235)	(1)
Discounted lease liability	$31,738	$9

As of December 31, 2021, the Company had executed an additional operating lease for a new gateway location. This lease has not yet commenced as of December 31, 2021 since the lessor is continuing to ready the site for use. Accordingly, this lease is not reflected on the balance sheet as of December 31, 2021 or in the maturity table above. The Company is in the process of evaluating this lease obligation and expects it to be approximately $2.5 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,442	32,443
Ground component	282,268	272,492
Construction in progress:
Space component	16,394	398
Ground component	33,998	19,327
Other	4,123	2,900
Total Globalstar System	1,564,734	1,523,069
Internally developed and purchased software	20,823	23,984
Equipment	8,590	9,679
Land and buildings	1,149	3,110
Leasehold improvements	2,088	1,655
Total property and equipment	1,597,384	1,561,497
Accumulated depreciation	(925,228)	(845,588)
Total property and equipment, net	$672,156	$715,909

The ground component of construction in progress includes costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas. During 2021, the Company placed $15.1 million of costs into service associated with these antennas, which are included in ground component in the table above. These capital expenditures relate primarily to gateway upgrade work in connection with the Terms Agreement.

Amounts included in the Company’s second-generation satellite, on-ground spare in the table above consist of costs related to a spare second-generation satellite that has not been placed in orbit. The Company has entered into certain contracts for the preparation and launch of this spare satellite, which is expected to occur in 2022. Costs to support these efforts are included in the space component of construction in progress in the table above; the vast majority of these costs are being reimbursed by the customer under the Terms Agreement. These reimbursements are recorded in deferred revenue on the Company's consolidated balance sheet as of December 31, 2021 and are discussed in Note 2: Revenue.

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. The agreement is described in more detail in Note 9: Commitments and Contingencies.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest cost eligible to be capitalized	$47,580	$50,721	$64,058
Interest cost recorded in interest income (expense), net	(43,325)	(48,064)	(62,255)
Net interest capitalized	$4,255	$2,657	$1,803

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation Expense	$84,225	$84,853	$83,575

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization Expense	$12,012	$11,962	$12,197

Geographic Location of Property and Equipment

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Property and equipment:
United States	$621,470	$687,302
Central and South America	22,981	13,614
Canada	13,921	11,814
Africa	5,471	6
Europe	5,136	3,170
Asia	2,752	—
Other	425	3
Total property and equipment	$672,156	$715,909

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

The gross carrying amount and accumulated amortization of the Company's intangible assets consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization	$24,906	$—	$24,906	$21,496	$—	$21,496

Intangible Assets Subject to Amortization:
Developed technology	$11,865	$(7,949)	$3,916	$11,856	$(7,016)	$4,840
Regulatory authorizations	3,104	(940)	2,164	1,866	(682)	1,184
	$14,969	$(8,889)	$6,080	$13,722	$(7,698)	$6,024

Total	$39,875	$(8,889)	$30,986	$35,218	$(7,698)	$27,520

For the twelve months ended December 31, 2021, the Company recorded amortization expense on these intangible assets of $1.2 million. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations.

During 2021, the Company acquired the remaining ownership of its joint venture in South Korea and assumed ownership of the gateway and MSS licenses. The Company recorded $1.3 million of intangible assets on its consolidated balance sheet during the year ended December 31, 2021. These licenses are indefinite-lived and not subject to amortization.

Excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2021, total estimated annual amortization of intangible assets is as follows (in thousands):

2022	$1,265
2023	979
2024	729
2025	553
2026	505
Thereafter	2,049
Total	$6,080

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Costs to obtain a contract	$1,725	$2,404
Long-term prepaid licenses and royalties	4,380	4,679
International tax receivables	577	619
Investments in businesses	240	1,589
Compound embedded derivative with the 2019 Facility Agreement	484	286
ERP software costs	919	64
Other long-term assets	1,725	1,068
Total other assets	$10,050	$10,709

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2021			December 31, 2020
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2019 Facility Agreement	$263,812	$27,287	$236,525	$230,597	$32,125	$198,472
8.00% Convertible Senior Notes Issued in 2013	1,407	—	1,407	1,376	—	1,376
2009 Facility Agreement	—	—	—	186,988	6,373	180,615
Paycheck Protection Program Loan	—	—	—	4,973	26	4,947
Total Debt	265,219	27,287	237,932	423,934	38,524	385,410
Less: Current Portion	—	—	—	58,824	—	58,824
Long-Term Debt	$265,219	$27,287	$237,932	$365,110	$38,524	$326,586

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion.

2019 Facility Agreement

In November 2019, the Company entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid in kind (or in cash, at the option of the Company).

As previously disclosed, the Company fully paid down the remaining balance of the 2009 Facility Agreement. As a result of this pay down, the lenders of the 2019 Facility Agreement are now senior lenders. The Company's obligations under the 2019 Facility Agreement are guaranteed on a senior secured basis by all of its domestic subsidiaries' assets and are secured by a first priority lien on substantially all of the assets of the Company and its domestic subsidiaries (other than their FCC licenses), including patents and trademarks, 100% of the equity of the Company's domestic subsidiaries and 65% of the equity of certain foreign subsidiaries.

The cash proceeds from this loan were net of a 3%, or $6.0 million, original issue discount (the "OID"). A portion of this OID was recorded as a debt discount of $4.0 million. This debt discount was netted against the principal amount of the loan and is being accreted using an effective interest method to interest expense over the term of the loan.

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. The Company determined that the warrants were equity instruments and recorded them as a part of stockholders’ equity. A portion of the fair value of the warrants was recorded as a debt discount of $15.8 million. This debt discount was netted against the principal amount of the loan and is being accreted using an effective interest method to interest expense over the term of the loan. All of the warrants issued to the lenders were exercised before their expiration date on March 31, 2021; 115.0 million of the warrants were exercised during 2021. The proceeds to the Company for these warrants totaled $47.3 million.

The 2019 Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants, including the following:

•The Company's capital expenditures do not exceed $25.0 million for 2021 and $15.0 million for 2022, excluding capital expenditures for network upgrades associated with the Terms Agreement;

•The Company's expenditures in connection with its spectrum rights do not exceed $20.0 million;

•The Company maintains at all times a minimum liquidity balance of $3.6 million;

•The Company achieves for each period the following minimum adjusted consolidated EBITDA (as defined in the 2019 Facility Agreement) (amounts in thousands):

Period	Minimum Amount
1/1/21-6/30/21	$18,500
7/1/21-12/31/21	$24,100
1/1/22-6/30/22	$21,100
7/1/22-12/31/22	$27,100

•The Company maintains a minimum debt service coverage ratio of 0.90:1;

•The Company maintains a maximum net debt to adjusted consolidated EBITDA ratio of 2.75;

•The Company maintains a minimum interest coverage ratio of 3.94:1 for the December 31, 2021 measurement period and 4.73:1 for the two semi-annual measurement periods leading up to December 31, 2022; and

•The Company makes mandatory prepayments in specified circumstances and amounts, including if the Company generates excess cash flow, monetizes its spectrum rights, receives the proceeds of certain asset dispositions or receives more than $145.0 million from the sale of additional debt or equity securities.

Additionally, the covenants in the 2019 Facility Agreement limit the Company's ability to, among other things, incur or guarantee additional indebtedness; make certain investments, acquisitions or capital expenditures above certain agreed levels;

pay dividends or repurchase or redeem capital stock or subordinated indebtedness; grant liens on its assets; incur restrictions on the ability of its subsidiaries to pay dividends or to make other payments to the Company; enter into transactions with its affiliates; merge or consolidate with other entities or transfer all or substantially all of its assets; and transfer or sell assets. In anticipation of business strategies related to projected capital expenditures and potential vendor financing in connection with fulfilling our obligations under the Terms Agreement, as well as the termination of the Globalstar pension plan and expected redemption of the 2013 8.00% Notes, the Company received waivers from its senior lenders in August 2021 and January 2022 to permit such transactions.

In calculating compliance with the financial covenants of the 2019 Facility Agreement, the Company may include certain cash funds contributed to the Company from the issuance of the Company's common stock and/or subordinated indebtedness. These funds are referred to as “Equity Cure Contributions” and may be used to achieve compliance with financial covenants through maturity. If the Company violates any financial covenants and is unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, it would be in default under the 2019 Facility Agreement and payment of the indebtedness could be accelerated. As of December 31, 2021, the Company was in compliance with the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. If the Company generates Excess Cash Flow in 2022, we will be required to make such prepayments. These payments would reduce future principal payment obligations.

The Company evaluated the various embedded derivatives within the 2019 Facility Agreement related to certain contingently exercisable put options. Due to the substantial discount upon issuance, as calculated under applicable accounting guidance, these prepayment features were required to be bifurcated and separately valued. The Company initially recorded the compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount, which is netted against the face value of the 2019 Facility Agreement. The Company is accreting the debt discount associated with the compound embedded derivative liability to interest expense through the maturity date using an effective interest rate method. Refer to Note 7: Derivatives and Note 8: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2019 Facility Agreement.

Thermo's participation in the 2019 Facility Agreement was reviewed and approved by the Company's Strategic Review Committee, which is a committee of disinterested and independent directors who are represented by independent legal counsel. See Note 11: Related Party Transactions for further information on the role and responsibility of the Strategic Review Committee.

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

The Company expects to redeem the 2013 8.00% Notes, in whole or in part, at a price equal to the principal amount of the 2013 8.00% Notes to be redeemed plus all accrued and unpaid interest thereon. A holder of the 2013 8.00% Notes has the right to require the Company to purchase some or all of the 2013 8.00% Notes held by it on April 1, 2023, or at any time if there is a Fundamental Change (as defined in the Indenture), at a price equal to the principal amount of the 2013 8.00% Notes to be purchased plus accrued and unpaid interest. A holder may convert its 2013 8.00% Notes at its option at any time prior to April 1, 2028 into shares of common stock.

The Indenture provides for customary events of default. As of December 31, 2021, the Company was in compliance with respect to the terms of the 2013 8.00% Notes and the Indenture.

The Company evaluated the various embedded derivatives within the Indenture for the 2013 8.00% Notes. The Company determined that the conversion option and the contingent put feature within the Indenture required bifurcation from the 2013 8.00% Notes. The Company recorded this compound embedded derivative liability as a liability on its consolidated balance sheets with a corresponding debt discount which was netted against the face value of the 2013 8.00% Notes. The debt discount has been fully accreted as of September 30, 2017. Refer to Note 7: Derivatives and Note 8: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

The amount by which the if-converted value of the 2013 8.00% Notes exceeded the principal amount at December 31, 2021, assuming conversion at the closing price of the Company's common stock on that date of $1.16 per share, is approximately $1.2 million.

In February 2022, the Company notified the holders of the 8.00% Notes of its intention to redeem all of the outstanding amount of principal and interest, totaling $1.5 million. This redemption is expected to occur in March 2022 and be paid in cash if the holders do not convert their 8.00% Notes prior to the redemption date.

2009 Facility Agreement

In 2009, the Company entered into a facility agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent (the "2009 Facility Agreement"). The 2009 Facility Agreement was amended and restated in July 2013, August 2015, June 2017 and November 2019.

The 2009 Facility Agreement was fully repaid in November 2021 prior to its scheduled maturity in December 2022. Indebtedness under the 2009 Facility Agreement bore interest at a floating rate of LIBOR plus a margin as defined in the 2009 Facility Agreement.

The 2009 Facility Agreement required mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2009 Facility Agreement) on a semi-annual basis. During 2021, the Company was required to pay $4.4 million to the lenders resulting from the Excess Cash Flow calculation as of December 31, 2020. This payment reduced future principal payment obligations.

The amended and restated 2009 Facility Agreement included a requirement that the Company raise no less than $45.0 million from the sale of equity prior to March 30, 2021. The Company fulfilled this requirement in March 2021 with proceeds from the exercise of all the warrants issued to the 2019 Facility Agreement lenders in November 2019. The Company received proceeds totaling $47.3 million, of which $3.6 million was received in December 2019 and the remaining $43.7 million was received during the first quarter of 2021. In April 2021, these proceeds were used to pay the remaining scheduled principal payments due in each of June 2021 and December 2021.

In June and September 2021, the Company received two advance payments of $37.5 million each from a customer (see further discussion in Note 2: Revenue). The Company used these proceeds to pay a portion of the remaining amount due under the 2009 Facility Agreement.

In November 2021, the Company repaid the final outstanding amount under the 2009 Facility Agreement totaling $60.3 million using cash on hand and restricted cash; the 2009 Facility Agreement required the Company to maintain a debt service reserve account, which was pledged to secure all of the Company's obligations under the 2009 Facility Agreement, and was previously classified as restricted cash on its consolidated balance sheet.

In connection with the debt prepayments and final payoff made during 2021, the Company wrote off $4.3 million in deferred financing costs, representing the portion of debt prepaid during 2021. For the final pay off in November 2021, the Company recorded a gain on extinguishment of debt totaling $1.3 million on its consolidated statements of operations representing the difference between the net carrying amount prior to extinguishment (including unamortized deferred financing costs) and the reacquisition price of the debt (primarily including of the partial refund of premiums). As a result of the early pay off of the 2009 Facility Agreement, in December 2021, the Company received a partial refund of premiums previously paid totaling $2.6 million.

Paycheck Protection Program Loan
In April 2020, the Company sought relief under the CARES Act and received a $5.0 million loan under the Paycheck Protection Program ("PPP"), (the "PPP Loan"). In June 2021, the Small Business Administration ("SBA") approved the Company's request for forgiveness of all amounts outstanding under the PPP Loan, including accrued interest. Prior to forgiveness, the PPP Loan was an unsecured debt obligation and was scheduled to mature in April 2022. Any amount not forgiven by the Small Business Administration (the "SBA") was subject to an interest rate of 1.00% per annum commencing on the date of the PPP Loan.

The Company evaluated the applicable accounting guidance relative to the PPP Loan and accounted for the proceeds of the PPP Loan as debt under ASC 470. As the entire principal balance, including accrued interest, was forgiven in June 2021, the Company recorded a gain on extinguishment of debt totaling $5.0 million on its consolidated statements of operations for the period ended June 30, 2021.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2021 and thereafter are as follows (in thousands):

2022	$—
2023	1,407
2024	—
2025	263,812
2026	—
Thereafter	—
Total	$265,219

Amounts in the above table are calculated based on amounts outstanding at December 31, 2021, and therefore exclude paid-in-kind interest payments that will be made in future periods.

Subsequent Event

In February 2022, the Company entered into a satellite procurement agreement (see Note 9: Commitments and Contingencies for further discussion). This agreement provides for payment deferrals of milestone payments from February 2022 through August 2022, at a 0% interest rate. In August 2022 all deferred payments will become due by which time Globalstar intends to complete a senior secured financing. This financing is intended to provide sufficient proceeds for the construction and launch of the satellites and the Company expects to refinance its current 2019 Facility Agreement concurrent with or after the financing.

7. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s existing borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Derivative assets:
Compound embedded derivative with the 2019 Facility Agreement	$484	$286
Total derivative assets	$484	$286

Derivative liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$(1,364)	$(123)
Total derivative liabilities	$(1,364)	$(123)

The derivative asset recorded for the Compound embedded derivative with the 2019 Facility Agreement and the derivative liability recorded for the Compound embedded derivative with the 2013 8.00% Notes are included in Intangible and other assets, net and other non-current liabilities, respectively, on the Company's consolidated balance sheets.

The following table discloses the changes in value recorded as derivative (loss) gain in the Company’s consolidated statement of operations (in thousands):

	Year ended December 31,
	2021	2020	2019
Compound embedded derivative with the 2013 8.00% Notes	$(1,241)	$399	$235
Compound embedded derivative with the Loan Agreement with Thermo	—	212	144,838
Compound embedded derivative with the 2019 Facility Agreement	198	2,286	—
Total derivative (loss) gain	$(1,043)	$2,897	$145,073

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

Compound Embedded Derivative with the 2019 Facility Agreement

As a result of certain contingently exercisable put features within the 2019 Facility Agreement, the Company initially recorded a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount that is netted against the face value of the 2019 Facility Agreement. The Company determined the fair value of the compound embedded derivative liability using a probability weighted discounted cash flow model.

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$484	$484
Total assets measured at fair value	$—	$—	$484	$484

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(1,364)	$(1,364)
Total liabilities measured at fair value	$—	$—	$(1,364)	$(1,364)

	Fair Value Measurements at December 31, 2020:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$286	$286
Total assets measured at fair value	$—	$—	$286	$286

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(123)	$(123)
Total liabilities measured at fair value	$—	$—	$(123)	$(123)

All of the Company's derivative assets and liabilities are classified as Level 3. The Company marks-to-market these assets and liabilities at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 7: Derivatives for further discussion.

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	December 31, 2021:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	120 - 139%	0.5%	$0.69	18%	$1.16

	December 31, 2020:
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	40 - 85%	0.1%	$0.69	19%	$0.34

Fluctuation in the Company’s stock price is a significant driver of the changes in the compound embedded derivative with the 2013 8.00% Notes during each reporting period. As the stock price increases, the value to the holder of the instrument generally increases, thereby increasing the liability on the Company’s consolidated balance sheet. The Company's stock price increased over 200% from December 31, 2020 to December 31, 2021, driving a significant increase in the liability at December 31, 2021. Stock price volatility is also a significant input used in the fair value measurement of the compound embedded derivative with the 2013 8.00% Notes. The simulated fair value of this liability is sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility generally result in a higher fair value measurement.

2019 Facility Agreement

 The compound embedded derivative with the 2019 Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 13% at December 31, 2021 and 2020, respectively. As of December 31, 2021, the discount yield utilized in the valuation was lower than the blended interest rate of the underlying debt. As a result, the features embedded in the underlying debt resulted in an asset for the Company. When the discount yield decreases and is lower than the blended interest rate of the underlying debt, the fair value of the derivative asset increases. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2021	2020
Balances at beginning of period	$163	$(3,792)
Derivative adjustment related to conversions	—	1,058
Unrealized (loss) gain, included in derivative (loss) gain	(1,043)	2,897
Balances at end of period	$(880)	$163

Fair Value of Debt Instruments

The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement, the 2009 Facility Agreement and the PPP Loan without incurring significant additional costs. Unlike typical long-term debt, certain terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The following table sets forth the carrying values and estimated fair values of the Company's other debt instrument, which is classified as Level 3 financial instruments (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$1,407	$1,265	$1,376	$1,122

Nonrecurring Fair Value Measurements

Long-Lived Assets

Long-lived assets and intangible and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

During the third quarter of 2021, the Company wrote off approximately $0.2 million of construction in progress related to unsatisfactory work that did not meet internal testing requirements and could not be used for its intended purpose. The fair value of the assets included internal and external direct costs associated with the construction in progress balance.

As of December 31, 2020, the Company's former gateway location in Nicaragua was classified as held for sale. During the fourth quarter of 2020, the Company signed a contract for the sale of this property and the Company wrote down the value of the asset by $0.2 million, bringing the value to be the final selling price (net of estimated cost to sell). Additionally, during the fourth quarter of 2020, the Company wrote down $0.2 million related to of the ground portion of construction in progress for one of its gateways resulting from an analysis made over these balances.

9. COMMITMENTS AND CONTINGENCIES

Terms Agreement

The Terms Agreement sets forth the primary terms for the Company to provide services to the customer and incur costs related primarily to new gateways and upgrades at existing gateways, satellite launch costs and lease costs. Under this agreement, the customer has made advance payments to the Company for the services expected to be delivered under the Terms Agreement. To the extent the Company does not provide such services, it will be required to refund the amounts to the customer. Refer to Note 2: Revenue, Note 3: Leases and Note 4: Property and Equipment for further discussion.

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement (the "Procurement Agreement") with Macdonald, Dettwiler and Associates Corporation pursuant to which Globalstar will acquire 17 satellites that will replenish Globalstar's existing constellation of satellites and ensure long-term continuity of its mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to the potential customer under the Terms Agreement, as well as services to Globalstar’s current and future customers. Globalstar maintains the option to acquire additional satellites under the contract. Globalstar plans to contract separately for launch services and launch insurance for the new satellites. The total contract price for the initial 17 satellites is $327.0 million; Globalstar has the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The satellites are expected to be manufactured during the next three years Under the Terms Agreement, subject to certain conditions, the counterparty is required to reimburse 95% of the capital expenditures and certain other costs incurred for this contract.

Network Obligations

The Company has purchase commitments with certain vendors related to the procurement, deployment and maintenance of the Company's network. As of December 31, 2021, the Company's remaining purchase obligations under certain of these noncancelable commitments are approximately $6.8 million; the timing of payments is driven by work performed under the contracts over the remaining contract periods, which range from approximately one to two years.

Inventory Purchase Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally noncancelable and are based on sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2021 were approximately $17.3 million.

Credit Card Processor Reserve

The Company is required to maintain a reserve of $5.0 million with its credit card processor to address any liability arising from potential charge-backs. The balance at December 31, 2021 was $5.0 million and is recorded in prepaid expenses and other current assets on the Company's consolidated balance sheet as the required reserve is held with the credit card processor.

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

10. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefits	$4,687	$4,270
Accrued satellite and ground costs	6,195	69
Accrued property and other taxes	4,053	4,702
Accrued customer liabilities and deposits	5,354	6,551
Accrued professional and other service provider fees	2,094	2,705
Accrued commissions	601	1,722
Accrued telecommunications expenses	705	1,284
Accrued inventory and tariffs	1,474	2,294
Short-term lease liability	2,501	1,330
Other accrued expenses	1,283	989
Total accrued expenses	$28,947	$25,916

Accrued compensation and benefits include primarily accrued vacation, payroll, benefits and taxes. Accrued inventory and tariffs includes amounts payable to U.S Customs and Border Protection for a ruling issued in September 2019 related to the classification of certain of the Company's core products imported from China. During 2021, pursuant to regulatory developments, the Company reversed a portion of this accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that are no longer due.

Other accrued expenses include primarily vendor services, warranty reserve and occupancy costs.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$212	$186	$153
Provision	361	543	525
Utilization	(411)	(517)	(492)
Balance at end of period	$162	$212	$186

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Employee benefit obligations (Note 12)	$3,289	$3,650
Asset retirement obligations (Note 1)	2,461	1,629
Compound embedded derivative with the 2013 8.00% Notes (Note 7 and Note 8)	1,364	123
Deferred tax liability (Note 13)	296	755
Foreign tax contingencies	474	633
Deferred payroll taxes under CARES Act	—	423
Other	3	8
Total other non-current liabilities	$7,887	$7,221

Deferred payroll taxes under the CARES Act reflect the Company's employer share of social security taxes that were originally due during a portion of 2020. The first installment was repaid in December 2021 and the remaining installment will be paid in December 2022 and classified as a current liability on the Company's consolidated balance sheet at December 31, 2021. Foreign tax contingencies reflect primarily amounts owed by the Company's Brazilian subsidiary pursuant to refinancing programs in country.

11. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.6 million as of December 31, 2021 and 2020, respectively.

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

In February 2019, the Company entered into a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During the twelve months ended December 31, 2021 and 2020, the Company incurred lease expense of $1.6 million, respectively, associated with this lease agreement.

In November 2019, the Company entered into the 2019 Facility Agreement. Thermo's participation in the 2019 Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the 2019 Facility Agreement was approximately $29.7 million, of which $15.2 million was accrued during the twelve months ended December 31, 2021. In connection with the issuance of the 2019 Facility Agreement, the holders received warrants to purchase shares of voting common stock, of which Thermo received 59.5 million warrants with an exercise price of $0.38 per share. Thermo exercised 9.5 million warrants in 2019 and the remaining warrants, totaling 50.0 million, during the first quarter of 2021. No warrants were outstanding as of December 31, 2021.

Additionally, the 2019 Facility Agreement requires Thermo to maintain minimum and maximum ownership levels in the

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

12. PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Plan

Until June 1, 2004, substantially all Old and New Globalstar employees and retirees who participated and/or met the vesting criteria for the plan were participants in the Retirement Plan of Space Systems/Loral (the "Loral Plan"), a defined benefit pension plan. The accrual of benefits in the Old Globalstar segment of the Loral Plan was curtailed, or frozen, by the administrator of the Loral Plan in 2003. Prior to 2003, benefits for the Loral Plan were generally based upon contributions, length of service with the Company and age of the participant. On June 1, 2004, the assets and frozen pension obligations of the Globalstar Segment of the Loral Plan were transferred into a new Globalstar Retirement Plan (the "Globalstar Plan"). The Globalstar Plan remains frozen and participants are not currently accruing benefits beyond those accrued as of October 23, 2003. The Company's funding policy is to fund the Globalstar Plan in accordance with the Internal Revenue Code and regulations. In January 2022, the Company received consent from its senior lenders to terminate the Globalstar Plan. The Company has not yet initiated the process to terminate the Globalstar Plan, but expects to do so during 2022.

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligation, plan assets and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2021	2020
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$9,179	$16,509
Service cost	174	176
Interest cost	225	521
Actuarial (gain) loss	(45)	671
Settlement	—	(7,669)
Benefits paid	(482)	(1,029)
Projected benefit obligation, end of year	$9,051	$9,179
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$5,529	$12,381
Return on plan assets	485	1,131
Employer contributions	230	715
Settlement	—	(7,669)
Benefits paid	(482)	(1,029)
Fair value of plan assets, end of year	$5,762	$5,529
Funded status, end of year-net liability	$(3,289)	$(3,650)

In December 2020, the Company settled a portion of the pension liability related to retirees and terminated vested employees in the Globalstar Plan as a de-risking strategy. The total settlement for 2020 was $7.7 million and was paid out through the assets held in the Globalstar Plan. The settlement resulted in a reduction to the projected benefit obligation and a corresponding decrease to plan assets as of December 31, 2020.

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net periodic benefit cost:
Service cost	$174	$176	$195
Interest cost	225	521	706
Expected return on plan assets	(309)	(793)	(794)
Amortization of unrecognized net actuarial loss	189	300	404
Settlement	—	2,075	455
Total net periodic benefit cost	$279	$2,279	$966

In December 2020 and 2019, the Company settled a portion of the pension liability. In accordance with ASC 715 Compensation — Retirement Benefits, the Company recognized losses totaling $2.1 million and $0.5 million, respectively, and these losses are included in other income (expense) in its consolidated statement of operations during the twelve-month periods ended December 31, 2020 and 2019 associated with these settlements. The losses represent the pro rata portion of actuarial losses that were previously deferred in other comprehensive income. Components of net periodic benefit cost other than the service cost component are recorded in other income (expense) in the consolidated statement of operations.

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2021	2020
Amounts recognized:
Funded status recognized in other non-current liabilities	$(3,289)	$(3,650)
Net actuarial loss recognized in accumulated other comprehensive loss	2,073	2,483
Net amount recognized in retained deficit	$(1,216)	$(1,167)

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Benefit obligation assumptions:
Discount rate	2.84%	2.50%	3.28%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	2.50%	3.28%	4.25%
Expected rate of return on plan assets	5.75%	6.50%	6.50%
Rate of compensation increase	N/A	N/A	N/A

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

	December 31,
	2021	2020
Equity securities	55%	55%
Debt securities	45	45
Total	100%	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$2,542	$—	$2,542	$—
International equity securities	631	—	631	—
Fixed income securities	1,693	—	1,693	—
Other	896	—	896	—
Total	$5,762	$—	$5,762	$—

	December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$2,426	$—	$2,426	$—
International equity securities	619	—	619	—
Fixed income securities	1,553	—	1,553	—
Other	931	—	931	—
Total	$5,529	$—	$5,529	$—

Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was $9.1 million and $9.2 million at December 31, 2021 and 2020, respectively.

Benefits Payments and Contributions

The benefit payments to retirees over the next ten years are expected to be paid as follows (in thousands):

2022	$522
2023	516
2024	526
2025	542
2026	558
2027 - 2031	2,657

For 2021 and 2020, the Company contributed $0.2 million and $0.7 million, respectively, to the Globalstar Plan. For 2022, the Company's expected contributions to the Globalstar Plan will be $0.3 million. During 2021, the Company sought relief under the American Rescue Plan Act of 2021. The Company elected to apply all available prefunding balances to the 2021 plan year and deferred payments for the July 15, 2021, October 15, 2021 and January 15, 2022 contributions.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.6 million for each of 2021, 2020, and 2019.

13. TAXES

The components of income tax (benefit) expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal tax	$—	$—	$—
State tax	153	54	56
Foreign tax	7	248	94
Total	160	302	150
Deferred:
Federal and state tax	(459)	360	395
Foreign tax	—	—	—
Total	(459)	360	395
Income tax (benefit) expense	$(299)	$662	$545

U.S. and foreign components of (loss) income before income taxes are presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. (loss) income	$(79,452)	$(82,740)	$47,545
Foreign loss	(33,472)	(26,237)	(31,676)
Total (loss) income before income taxes	$(112,924)	$(108,977)	$15,869

As of December 31, 2021 and 2020, the Company had cumulative U.S., state and foreign net operating loss ("NOL") carryforwards for income tax reporting purposes of approximately $1.8 billion, $1.1 billion and $0.2 billion, respectively. The vast majority of these NOL carryforwards were generated prior to 2018 and expire from 2022 through 2040, with less than 1% expiring prior to 2025, and the remaining NOL carryforwards do not expire.

The components of net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2021	2020
Federal and foreign NOL and credit carryforwards	$498,882	$507,105
Property and equipment and other long-term assets	(114,722)	(133,086)
Reserves and disallowed interest	10,195	6,349
Deferred tax assets before valuation allowance	394,355	380,368
Valuation allowance	(394,651)	(381,123)
Net deferred income tax liability	$(296)	$(755)

The change in the valuation allowance during 2021 of $13.5 million was due to changes in property and equipment and long-term assets driven primarily by depreciation due to the difference between tax and book depreciable lives. Due to the limitation on utilization of state NOLs, the Company recorded deferred tax liabilities of $0.3 million and $0.8 million as of December 31, 2021 and 2020, respectively.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision at U.S. statutory rate of 21%	$(23,714)	$(22,885)	$3,333
State income taxes, net of federal benefit	(867)	(1,386)	1,055
Change in valuation allowance (excluding impact of foreign exchange rates)	15,991	61,540	(89,998)
Effect of foreign income tax at various rates	176	(53)	(84)
Permanent differences	4,993	5,809	7,942
Net change in permanent items due to provision to tax return	(569)	1,914	2,475
Adjustment to reserved deferred assets	1,969	(48,485)	62,085
Adjustment to state deferred rate	775	4,200	13,639
Other	947	8	98
Total	$(299)	$662	$545

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

In July 2018, the Company's Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2015 through 2018 had been selected for audit. The Company has provided all requested information to the Canada Revenue Agency ("CRA") and is working with the CRA to complete the audit.

Except for the audit noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state income tax jurisdiction in the United States. The Company's corporate U.S. tax returns for 2018 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2013 and subsequent years in most of the Company's international tax jurisdictions.

There are no unrecognized tax benefits as of December 31, 2021 and 2020.

Other

As of December 31, 2021, the Company had not provided foreign withholding taxes on approximately $2.5 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company recorded a value added tax ("VAT") recoverable, which is included in Prepaid and other current assets on its consolidated balance sheet totaling $5.6 million and $2.3 million, respectively. This VAT recoverable is related primarily to certain payments for the purchase and importation of gateway equipment in various international jurisdictions in connection with the Company's network upgrade work.

14. (LOSS) EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted (loss) earnings per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2021	2020	2019
Net (loss) income	$(112,625)	$(109,639)	$15,324
Effect of dilutive securities:
2013 8.00% Notes	—	—	(127)
Loan Agreement with Thermo	—	—	(125,880)
Loss to common stockholders plus assumed conversions	$(112,625)	$(109,639)	$(110,683)
Weighted average common shares outstanding:
Basic shares outstanding	1,765,139	1,642,359	1,450,768
Incremental shares from assumed exercises, conversions and other issuance of:
Stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan	—	—	4,743
2013 8.00% Notes	—	—	2,044
Loan Agreement with Thermo	—	—	195,805
Warrants issued in connection with 2019 Facility Agreement	—	—	1,831
Diluted shares outstanding	1,765,139	1,642,359	1,655,191
Net (loss) income per common share:
Basic	$(0.06)	$(0.07)	$0.01
Diluted	$(0.06)	$(0.07)	$(0.07)

For the year ended December 31, 2021 and 2020, 10.1 million shares and 4.2 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Additionally, as of December 31, 2020, 115.0 million warrants issued to the lenders of the 2019 Facility Agreement were outstanding and not reflected in the 4.2 million potentially dilutive security amount above as they were out of the money as of December 31, 2020. For further discussion on (loss) earnings per share, refer to Note 1: Summary of Significant Accounting Policies.

15. STOCK COMPENSATION

The Company’s Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. As of December 31, 2021 and 2020, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 21.4 million and 26.7 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. These options have various vesting terms, but generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.
The Company recognizes compensation expense for stock option grants over the employee's requisite service period, which is generally based on the vesting period, based on the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected stock price volatility, the expected option life and the expected forfeiture rate. The market price of the Company's common stock has been volatile at times. The Company makes judgmental adjustments to project volatility during the expected term of the options, considering, among other things, historical volatility of the share prices of its peer group and expectations with regard to business conditions that may impact stock price fluctuations or stability. The Company estimates the expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.4%	1.7%	2.5%
Expected term of options (years)	5	5	5
Volatility	62%	72%	63%
Weighted average grant-date fair value per share	$0.17	$0.32	$0.29
The following table represents the Company’s stock option activity for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	7,984,168	$1.35
Granted	700,000	0.34
Exercised	(478,800)	0.50
Forfeited or expired	(281,100)	1.66
Outstanding at December 31, 2021	7,924,268	1.30

Exercisable at December 31, 2021	6,620,099	$1.44

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the years ended December 31, 2021 and 2019, the total intrinsic value of all stock options exercised was $0.7 million and less than $0.1 million, respectively, There were no options exercised during 2020. The aggregate intrinsic value of all outstanding stock options at December 31, 2021 was $2.3 million with a remaining contractual life of 6.0 years. The aggregate intrinsic value of all vested stock options that were exercisable at December 31, 2021 was $1.4 million with a remaining contractual life of 5.7 years.

Net cash proceeds during the year ended December 31, 2021 from the exercise of stock options was $0.2 million.

For each of the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.3 million of compensation expense related to stock options. As of December 31, 2021, unrecognized compensation expense related to non-vested stock options outstanding was approximately $0.2 million to be recognized over a weighted-average period of 1.5 years.

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

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$1.23	$0.36	$0.46

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	7,735,608	$0.46
Granted	9,351,298	1.23
Vested	(6,207,504)	0.68
Forfeited	(181,875)	0.53
Nonvested at December 31, 2021	10,697,527

Included in the non-vested balance at December 31, 2021 are approximately 5.8 million performance-based restricted stock awards that will vest upon the achievement of certain milestones.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $5.6 million, $4.5 million and $4.3 million, respectively, of compensation expense related to restricted stock. The total fair value, as calculated on the day of vesting, of restricted stock awards that vested during 2021, 2020 and 2019 was $8.6 million, $3.3 million, and $4.1 million, respectively. As of December 31, 2021, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $7.7 million to be recognized over a weighted-average period of 1.7 years.

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

For the 2021 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the plan document. As of December 31, 2021, $1.6 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which is expected to be made in the form of common stock during the first quarter of 2022.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Plan”) which provides eligible employees of the Company with an opportunity to acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan was 14.0 million shares as of December 31, 2021. In February 2022, the Company's Board of Directors approved an increase to the number of shares for the Plan of 6.0 million. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

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

For each of 2021 and 2020, the Company received $0.6 million in proceeds related to shares issued under this plan. For the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation expense of approximately $0.4 million, $0.4 million and $0.5 million, respectively, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 12.0 million shares through December 31, 2021 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.1%	0.9%
Expected term (months)	6	6
Volatility	110%	123%
Weighted average grant-date fair value per share	$0.23	$0.18

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2021	2020
Accumulated minimum pension liability adjustment	$(2,073)	$(2,483)
Accumulated net foreign currency translation adjustment	3,963	(461)
Total accumulated other comprehensive income (loss)	$1,890	$(2,944)

For the year ended December 31, 2020, the minimum pension liability adjustment in the table above includes a settlement loss of $2.1 million. See further discussion in Note 12: Pensions and Other Employee Benefits.

No amounts were reclassified out of accumulated other comprehensive income (loss) for the periods shown above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2021, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2021.

(b)Changes in internal control over financial reporting

As of December 31, 2021, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2021 Pay Ratio" which will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2021 and 2020
Consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019
Consolidated statements of stockholders’ equity for the years ended December 31, 2021, 2020 and 2019
Consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ David B. Kagan
Date:	February 25, 2022		David B. Kagan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2022.

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

4.3	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

10.2*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.3*	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019 (Exhibit 10.1 to Form 10-Q filed May 2, 2019)

10.4*	Form of Indemnification Agreement between Globalstar, Inc. and its Directors dated February 26, 2019 (Exhibit 10.50 to Form 10-K filed February 28, 2019)

10.5*	Subordinated Loan Agreement Dated as of July 2, 2019 by and among Globalstar, Inc. and Other Lenders (Exhibit 10.1 to Form 10-Q filed August 9, 2019)

10.6*
Fourth Global Amendment and Restatement Agreement dated as of November 26, 2019 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto Amendment and Restatement Agreement dated as of November 26, 2019 between Globalstar, Inc., Thermo Funding Company LLC, BNP Paribas and the other lenders thereto (Exhibit 10.37 to Form 10-K filed February 28, 2020)

10.7*
Fourth Amended and Restated Facility Agreement dated as of November 26, 2019 between Globalstar, Inc., BNP Paribas and the other lenders party thereto (Exhibit 10.38 to Form 10-K filed February 28, 2020)

10.8*
Second Lien Facility Agreement dated as of November 26, 2019 between Globalstar, Inc., Global Loan Agency Services Limited, GLAS Trust Corporation Limited and other lenders thereto (Exhibit 10.39 to Form 10-K filed February 28, 2020)

10.9*	Form of Common Stock Purchase Warrant dated November 27, 2019 between Globalstar, Inc. and other lenders thereto (Exhibit 10.40 to Form 10-K filed February 28, 2020)

10.10*	Registration Rights Agreement dated November 26, 2019 between Globalstar, Inc. and other lenders thereto (Exhibit 10.41 to Form 10-K filed February 28, 2020)

10.11*
Intercreditor Agreement dated November 26, 2019 between BNP Paribas, Global Loan Agency Services Limited, The Senior Lenders, The Second Lien Lenders, Globalstar, Inc., BNP Paribas, GLAS Trust Corporation Limited and other lenders thereto (Exhibit 10.42 to Form 10-K filed February 28, 2020)

10.12*	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.13*	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.14*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.15*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.16*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.17*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.18*†	2019 Key Employee Bonus Plan (Exhibit 10.52 to Form 10-K Filed February 28, 2020)

10.19*††	2020 Key Employee Bonus Plan (Exhibit 10.1 to Form 10-Q filed November 5, 2020)

10.20*††	2021 Key Employee Bonus Plan (Exhibit 10.24 to Form 10-K Filed March 4, 2021)

10.21††	2022 Key Employee Bonus Plan

10.22*	Letter Agreement with David Kagan dated November 27, 2017 (Exhibit 10.55 to Form 10-K filed February 23, 2018)

10.23*	Letter Agreement with David Kagan dated September 4, 2018 (Exhibit 10.59 to Form 10-K filed February 28, 2019)

10.24*††	Amended and Restated Prepayment Agreement dated May 19, 2021 (Exhibit 10.1 to Form 10-Q filed August 5, 2021)

16.1*
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