Form 10-Q
period 2022-03-31
Globalstar, Inc.
filed 2022-05-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of April 29, 2022, 1,800 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
Service revenue	$29,344	$23,086
Subscriber equipment sales	3,428	3,843
Total revenue	32,772	26,929
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,794	9,077
Cost of subscriber equipment sales	2,566	2,899
Marketing, general and administrative	9,341	10,097
Depreciation, amortization and accretion	23,783	24,116
Total operating expenses	46,484	46,189
Loss from operations	(13,712)	(19,260)
Other (expense) income:
Interest income and expense, net of amounts capitalized	(9,530)	(11,574)
Derivative loss	(486)	(1,129)
Foreign currency gain (loss)	3,232	(4,315)
Other	117	22
Total other (expense) income	(6,667)	(16,996)
Loss before income taxes	(20,379)	(36,256)
Income tax expense	83	77
Net loss	$(20,462)	$(36,333)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(679)	3,242
Comprehensive loss	$(21,141)	$(33,091)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)
Weighted-average shares outstanding:
Basic	1,797,671	1,679,754
Diluted	1,797,671	1,679,754

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,519	$14,304
Accounts receivable, net of allowance for credit losses of $3,182 and $2,962, respectively	25,249	21,182
Inventory	14,271	13,829
Prepaid expenses and other current assets	20,154	19,558
Total current assets	71,193	68,873
Property and equipment, net	680,167	672,156
Operating lease right of use assets, net	31,172	32,041
Prepaid satellite construction costs and related customer receivable	27,526	—
Intangible and other assets, net of accumulated amortization of $11,570 and $11,189, respectively	40,368	41,036
Total assets	$850,426	$814,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,987	$6,247
Vendor financing	32,700	—
Accrued expenses	25,537	28,947
Payables to affiliates	266	444
Deferred revenue	37,192	25,927
Total current liabilities	103,682	61,565
Long-term debt	246,756	237,932
Operating lease liabilities	28,538	29,237
Deferred revenue, net	115,173	112,054
Other non-current liabilities	7,045	7,887
Total non-current liabilities	397,512	387,110

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,799,484,939 and 1,796,528,871 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	180	180
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,151,652	2,146,710
Accumulated other comprehensive income	1,211	1,890
Retained deficit	(1,803,811)	(1,783,349)
Total stockholders’ equity	349,232	365,431
Total liabilities and stockholders’ equity	$850,426	$814,106
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2022	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	703	—	2,230	—	—	2,230
Contribution of services	—	—	47			47
Recognition of stock-based compensation of employee stock purchase plan	—	—	117	—	—	117
Common stock issued in connection with conversion of 2013 8.00% Notes	2,253	—	2,548	—	—	2,548
Other comprehensive loss				(679)		(679)
Net loss					(20,462)	(20,462)
Balances – March 31, 2022	1,799,485	$180	$2,151,652	$1,211	$(1,803,811)	$349,232

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2021	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	1,998	—	1,932	—	—	1,932
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	79	—	—	79
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	3,242	—	3,242
Net loss	—	—	—	—	(36,333)	(36,333)
Balances – March 31, 2021	1,791,703	$179	$2,142,290	$298	$(1,707,057)	$435,710

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows provided by operating activities:
Net loss	$(20,462)	$(36,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	23,783	24,116
Change in fair value of derivatives	486	1,129
Stock-based compensation expense	1,233	1,090
Amortization of deferred financing costs	166	1,166
Provision for credit losses	332	420
Noncash interest and accretion expense	9,406	8,275
Unrealized foreign currency (gain) loss	(3,084)	4,270
Other, net	186	(96)
Changes in operating assets and liabilities:
Accounts receivable	(213)	(6,930)
Inventory	(441)	453
Prepaid expenses and other current assets	(265)	(77)
Other assets	460	531
Accounts payable and accrued expenses	(1,643)	4,326
Payables to affiliates	(178)	(277)
Other non-current liabilities	(64)	(83)
Deferred revenue	(2,133)	2,532
Net cash provided by operating activities	7,569	4,512
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(8,712)	(3,093)
Property and equipment additions	(1,301)	(1,212)
Purchase of intangible assets	(438)	(669)
Net cash used in investing activities	(10,451)	(4,974)
Cash flows provided by financing activities:
Principal payments of the 2009 Facility Agreement	—	(4,357)
Proceeds from exercise of warrants	—	43,678
Payments for debt and equity issuance costs	—	(133)
Proceeds from issuance of common stock and exercise of options	8	57
Net cash provided by financing activities	8	39,245
Effect of exchange rate changes on cash, cash equivalents and restricted cash	89	(66)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,785)	38,717
Cash, cash equivalents and restricted cash, beginning of period	14,304	68,023
Cash, cash equivalents and restricted cash, end of period	$11,519	$106,740

	As of:
	March 31, 2022	December 31, 2021
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$11,519	$14,304
Total cash and cash equivalents cash shown in the statement of cash flows	$11,519	$14,304

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$40

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$1,301	$447
Capitalized accretion of debt discount and amortization of prepaid financing costs	194	122
Satellite construction assets acquired through vendor financing arrangement	32,700	—

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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022 (the “2021 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year or any future period.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Service revenue:
Duplex	$6,146	$6,655
SPOT	11,255	10,984
Commercial IoT	4,670	4,481
Engineering and other	7,273	966
Total service revenue	29,344	23,086

Subscriber equipment sales:
Duplex	$130	$293
SPOT	1,475	1,915
Commercial IoT	1,806	1,521
Other	17	114
Total subscriber equipment sales	3,428	3,843

Total revenue	$32,772	$26,929

The Company is reimbursed by the customer under the Terms Agreement for certain costs incurred by the Company as it completes its performance obligations under the contract. During the first quarter of 2022, the Company recognized revenue of $6.8 million associated with these services; this revenue is included in Engineering and other service revenue in the table above.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Service revenue:
United States	$22,288	$16,443
Canada	3,689	3,830
Europe	1,483	1,711
Central and South America	1,736	781
Others	148	321
Total service revenue	29,344	23,086

Subscriber equipment sales:
United States	$1,556	$2,172
Canada	798	749
Europe	636	479
Central and South America	429	421
Others	9	22
Total subscriber equipment sales	3,428	3,843

Total revenue	$32,772	$26,929

Accounts Receivable

The Company has agreements with certain customers whereby the parties net settle outstanding payables and receivables between the respective entities on a periodic basis. As of March 31, 2022 and December 31, 2021, $1.1 million and $0.7 million, respectively, related to these agreements was included in accounts receivable on the Company’s condensed consolidated balance sheet. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer under the Terms Agreement. As of March 31, 2022 and December 31, 2021, the Company recorded $7.0 million and $6.5 million, respectively, in accounts receivable related to these arrangements.

In connection with the Company's performance under the Terms Agreement, the Company recorded receivables totaling $15.6 million, which represents amounts owed by the customer for the Company's completion of performance obligations under the contract. As of March 31, 2022, $5.3 million and $10.3 million were recorded as current and non-current receivables, respectively.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the three months ended March 31, 2022 and 2021 from performance obligations included in the contract liability balance at the beginning of these periods was $9.9 million and $10.5 million, respectively.

In general, the duration of the Company’s contracts with subscribers is one year or less. As of March 31, 2022, the Company expects to recognize $37.2 million, or approximately 24%, of its remaining performance obligations during the next twelve months.

Contract liabilities also includes advance payments from a customer pursuant to an agreement related to the Terms Agreement. The Company received two advance payments of $37.5 million each from this customer in June and September 2021. These advance payments are recorded in deferred revenue and classified as either short-term or long-term deferred revenue consistent with the expected timing of the Company's obligation to provide services to the customer over the recoupment period defined in the Terms Agreement. As of March 31, 2022, the Company has recorded $13.1 million and $115.9 million as short-term and long-term deferred revenue, respectively, which reflects the advance payments previously described, as well as additional deferred revenue in connection with ongoing network upgrades and the satellite procurement agreement. Reflected in the deferred revenue balance is $2.9 million of imputed interest associated with the significant financing component related to these advance payments. The total amount of deferred revenue associated with this customer is also reflected net of a contract asset of $2.4 million in the Company's condensed consolidated balance sheet as of March 31, 2022.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:	As of:
	March 31, 2022	December 31, 2021
Operating leases:
Right-of-use asset, net	$31,172	$32,041

Short-term lease liability (recorded in accrued expenses)	2,420	2,501
Long-term lease liability	28,538	29,237
Total operating lease liabilities	$30,958	$31,738

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$6	$8

Short-term lease liability (recorded in accrued expenses)	5	6
Long-term lease liability (recorded in non-current liabilities)	2	3
Total finance lease liabilities	$7	$9

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost:
Amortization of right-of-use assets	$733	$488
Interest on lease liabilities	660	317
Capitalized lease cost	(536)	—
Finance lease cost:
Amortization of right-of-use assets	1	7
Short-term lease cost	80	23
Total lease cost	$938	$835

In accordance with the Terms Agreement, the Company began capitalization of certain costs to fulfill this contract starting in the second quarter of 2021, including lease expense, as shown in the table above. These capitalized lease costs will be amortized over the expected term of the related performance obligation. Interest on lease liabilities was less than $0.1 million for each of the three months ended March 31, 2022 and 2021; accordingly, this interest is not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:	As of:
	March 31, 2022	December 31, 2021

Weighted-average lease term
Finance leases	1.4 years	1.6 years
Operating Leases	10.4 years	10.6 years

Weighted-average discount rate
Finance leases	7.3%	7.0%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,357	$788
Financing cash flows for finance leases	2	6

Operating cash flows from finance leases were less than $0.1 million for each of the three months ended March 31, 2022 and 2021; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of March 31, 2022 (amounts in thousands):

	Operating Leases	Finance Leases

2022 (remaining)	$3,706	$5
2023	4,985	2
2024	4,858	—
2025	4,887	—
2026	4,934	—
Thereafter	23,112	—
Total lease payments	$46,482	$7
Imputed interest	(15,524)	—
Discounted lease liability	$30,958	$7

As of March 31, 2022, the Company executed additional operating leases for new gateway locations. These leases have not yet commenced as of March 31, 2022 since the lessors are continuing to ready the sites for use. Accordingly, these leases are not included on the balance sheet as of March 31, 2022 or in the maturity table above. The Company is in the process of evaluating these lease obligations and expects both leases to be approximately $4.7 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Globalstar System:
Space component
First and second-generation satellites in service	$1,195,509	$1,195,509
Second-generation satellite, on-ground spare	32,442	32,442
Ground component	300,452	282,268
Construction in progress:
Space component	38,149	16,394
Ground component	22,897	33,998
Other	5,930	4,123
Total Globalstar System	1,595,379	1,564,734
Internally developed and purchased software	21,266	20,823
Equipment	8,698	8,590
Land and buildings	1,752	1,149
Leasehold improvements	2,146	2,088
Total property and equipment	1,629,241	1,597,384
Accumulated depreciation	(949,074)	(925,228)
Total property and equipment, net	$680,167	$672,156

Amounts included in the Company’s second-generation satellite, on-ground spare in the table above consist of costs related to a spare second-generation satellite that has not been placed in orbit. The Company has entered into certain contracts for the preparation and launch of this spare satellite, which is expected to occur in 2022. Costs to support these efforts are included in the space component of construction in progress in the table above; the vast majority of these costs are being reimbursed by the customer under the Terms Agreement. These reimbursements are recorded in deferred revenue on the Company's consolidated balance sheet as of March 31, 2022 and are discussed in Note 2: Revenue.

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. As of March 31, 2022, the Company recorded $17.2 million as prepaid satellite construction costs and $15.5 million in construction in progress on its balance sheet reflecting the milestone work completed under this agreement. The customer under the Terms Agreement will reimburse 95% of these capital expenditures. Accordingly, as of March 31, 2022, the Company recorded $14.7 million in receivables on its condensed consolidated balance sheet. In accordance with the expected timing of reimbursement, $4.4 million is recorded in Accounts receivable and $10.3 million is recorded as a non-current receivable in Prepaid satellite construction costs and related customer receivable. The satellite construction assets acquired through this vendor financing arrangement are included in the supplemental section of the Company's condensed consolidated statement of cash flows as non-cash financing and investing activity. See further discussion in Note 2: Revenue, Note 5: Long-Term Debt and Other Financing Arrangements and Note 8: Commitments and Contingencies.

The ground component of construction in progress includes costs (including capitalized interest) incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas. During the first quarter of 2022, the Company placed $16.6 million of costs into service associated with these antennas, which are included in ground component in the table above. These capital expenditures relate primarily to gateway upgrade work in connection with the Terms Agreement.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	March 31, 2022			December 31, 2021
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2019 Facility Agreement	272,716	25,960	246,756	263,812	27,287	236,525
8.00% Convertible Senior Notes Issued in 2013	—	—	—	1,407	—	1,407
Total Debt	272,716	25,960	246,756	265,219	27,287	237,932

The principal amounts shown above include payment of in-kind interest. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. Excluded from the table are obligations related to a vendor financing arrangement discussed below.

2019 Facility Agreement

In November 2019, the Company entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid in kind (or in cash at the option of the Company). As of March 31, 2022, the Company was in compliance with the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. If the Company generates Excess Cash Flow in 2022, it will be required to make such prepayments. These payments would reduce future principal payment obligations.

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2019 Facility Agreement.

8.00% Convertible Senior Notes Issued in 2013

In May 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes Interest was paid in cash at a rate of 5.75% and in additional notes at a rate of 2.25%. In February 2022, the Company notified the holders of the 8.00% Notes of its intention to redeem all of the outstanding amount of principal and interest in March 2022. Prior to the Company's intended redemption of the 8.00% Notes, the holders converted the remaining principal amount outstanding of $1.4 million into 2.3 million shares of Globalstar common stock in February and March 2022. The 2013 8.00% Notes were converted into shares of common stock at a conversion price of $0.69 per share of common stock.

As a result of the conversions during the first quarter of 2022, the Company recorded gains and losses on extinguishment of debt resulting from the difference between the fair value of shares of Globalstar common stock issued to the holders and the principal amount of the notes that converted as well as the write-offs of the embedded derivative associated with the 2013 8.00% Notes. The net impact to the Company's condensed consolidated statement of operations for the first quarter of 2022 was a gain of less than $0.1 million.

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement (see Note 8: Commitments and Contingencies for further discussion). This agreement provides for payment deferrals of milestone payments through August 2022 at a 0% interest rate. As of March 31, 2022, the Company recorded $32.7 million in short-term vendor financing on its condensed consolidated balance sheet associated with this agreement. In August 2022, all deferred payments will become due by which time the Company intends to complete a senior secured financing. This financing is intended to provide sufficient proceeds for the construction and launch of the satellites.

2009 Facility Agreement

In 2009, the Company entered into a facility agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent (the "2009 Facility Agreement"). The 2009 Facility Agreement was fully repaid in November 2021.

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

	March 31, 2022	December 31, 2021
Derivative (liabilities) assets:
Compound embedded derivative with the 2019 Facility Agreement	$(218)	$484
Compound embedded derivative with the 2013 8.00% Notes	$—	(1,364)

As of March 31, 2022 and December 31, 2021, the derivative (liability) asset recorded for the Compound embedded derivative with the 2019 Facility Agreement was reflected in Other non-current liabilities and Intangible and other assets, net, respectively, on the Company's condensed consolidated balance sheets. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative is no longer outstanding.

 The following table discloses the changes in value recorded as derivative loss in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Compound embedded derivative with the 2013 8.00% Notes	$216	$(1,744)
Compound embedded derivative with the 2019 Facility Agreement	(702)	615
Total derivative loss	$(486)	$(1,129)

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

All of the Company's derivatives are classified as Level 3. The Company marks-to-market these derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative is no longer outstanding See Note 5: Long-Term Debt and Other Financing Arrangements and Note 6: Derivatives for further discussion.

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$(218)	$(218)
Total liabilities measured at fair value	$—	$—	$(218)	$(218)

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$484	$484
Total assets measured at fair value	$—	$—	$484	$484

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(1,364)	$(1,364)
Total liabilities measured at fair value	$—	$—	$(1,364)	$(1,364)

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation models are shown in the tables below:

	December 31, 2021
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	120% - 139%	0.5%	$0.69	18%	$1.16

Fluctuation in the Company’s stock price was a significant driver of the changes in the compound embedded derivative with the 2013 8.00% Notes during each reporting period. As the stock price increased, the value to the holder of the instrument generally increased, thereby increasing the liability on the Company’s condensed consolidated balance sheet. Stock price volatility was also a significant input used in the fair value measurement of the compound embedded derivative with the 2013 8.00% Notes. The simulated fair value of this liability was sensitive to changes in the expected volatility of the Company's stock price. Increases in expected volatility generally resulted in a higher fair value measurement.

2019 Facility Agreement

 The compound embedded derivative with the 2019 Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 15% and 13% at March 31, 2022 and December 31, 2021, respectively. When the discount yield utilized in the valuation is higher than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in a liability for the Company. Conversely, when the discount yield is lower than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in an asset for the Company. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2022 and 2021, respectively	$(880)	$163
Derivative adjustment related to conversions	1,148	—
Unrealized loss, included in derivative loss	(486)	(1,043)
Balance at end of period, March 31, 2022 and December 31, 2021, respectively	$(218)	$(880)
Fair Value of Debt Instruments
The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement without incurring significant additional costs. Unlike typical long-term debt, certain terms for this instrument are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As previously disclosed, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock during the first quarter of 2022; accordingly, there is no value in the table below as of March 31, 2022. The following table sets forth the carrying value and estimated fair value of the Company's Level 3 financial instrument (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$—	$—	$1,407	$1,265
See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt instruments.

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis. On February 17, 2022 and March 9, 2022, the remaining principal balance of the 2013 8.00% Notes was converted into shares of Globalstar common stock, eliminating the entire principal balance outstanding. See further discussion in Note 5: Long-Term Debt and Other Financing Arrangements. As a result of the conversion, the Company wrote off the proportionate fair value of the compound embedded derivative liability with the 2013 8.00% Notes based on the value of the derivative on each conversion date. As of each conversion date, the fair value of the compound embedded derivative liability with the 2013 8.00% Notes was $0.8 million. The significant quantitative Level 3 inputs utilized in the valuation models as of the conversion date are shown in the table below:

	February 17, 2022
	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	0.06%	$0.69	18%	$1.00

	March 9, 2022
	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	0.18%	$0.69	19%	$1.21

8. COMMITMENTS AND CONTINGENCIES

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

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation pursuant to which Globalstar will acquire 17 satellites that will replenish Globalstar's existing constellation of satellites and ensure long-term continuity of its mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to the potential customer under the Terms Agreement, as well as services to Globalstar’s current and future customers. Globalstar maintains the option to acquire additional satellites under the contract. Globalstar plans to contract separately for launch services and launch insurance for the new satellites. The total contract price for the initial 17 satellites is $327.0 million; Globalstar has the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The satellites are expected to be manufactured during the next three years. Under the Terms Agreement, subject to certain conditions, the counterparty is required to reimburse 95% of the capital expenditures and certain other costs incurred for this contract.

This agreement provides for payment deferrals of milestone payments through August 2022, at which time all deferred payments estimated to be approximately $74.0 million will become due, by which time the Company intends to complete a senior secured financing. This financing is intended to provide sufficient proceeds for the construction and launch of the satellites. The Company also expects to refinance its current 2019 Facility Agreement in the coming months.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.

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

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year in 2019 and increase at a rate of 2.5% per year, for a lease term of ten years. During each of the three months ended March 31, 2022 and 2021, the Company incurred lease expense of $0.4 million under this lease agreement.

In November 2019, the Company entered into the 2019 Facility Agreement. Thermo's participation in the 2019 Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the 2019 Facility Agreement was approximately $33.8 million, of which $4.1 million was accrued during the three months ended March 31, 2022.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. LOSS PER SHARE

Loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net income, the numerator used to calculate diluted EPS includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net income. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. When outstanding, the effect of potentially dilutive common shares for the Company's convertible notes is calculated using the if-converted method. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per common share during each of the three months ended March 31, 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net loss	$(20,462)	$(36,333)
Weighted average shares outstanding	1,797,671	1,679,754
Net loss per common share - basic and diluted	$(0.01)	$(0.02)

For the three months ended March 31, 2022 and 2021, 7.4 million and 5.5 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022 (the "2021 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2021 Annual Report.

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

We currently provide the following communications services:

•two-way voice communication and data transmissions via our GSP-1600 and GSP-1700 phone ("Duplex");
•one-way or two-way communication and data transmissions using mobile devices, including our SPOT family of products, such as SPOT X®, SPOT Gen4™ and SPOT Trace®, that transmit messages and the location of the device ("SPOT");
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3 and ST100 ("Commercial IoT"); and

•engineering services to assist certain customers (including our customer under the Terms Agreement (discussed in Note 8: Commitments and Contingencies to our Condensed Consolidated Financial Statements)) in developing new applications to operate on our network, making enhancements to our ground network, and providing other communication services using our MSS and terrestrial spectrum licenses ("Engineering and Other").

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

Customers
The specialized needs of our global customers span many industries. As of March 31, 2022, we had approximately 747,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking and transportation. In response to Russia's invasion of Ukraine, during the first quarter of 2022, we disconnected satellite services to gateways in Russia that were operated by an independent gateway operator. Accordingly, approximately 25,000 subscribers that previously received satellite services through these gateways were removed from our subscriber count. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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

Terrestrial Authority for Globalstar's Licensed 2.4GHz Spectrum

In August 2017, the FCC modified our MSS licenses, granting us authority to provide terrestrial broadband services over the 11.5 MHz portion of our licensed MSS spectrum. Specifically, the FCC modified our space station authorization and our blanket mobile earth station license to permit a terrestrial network using 11.5 MHz of our licensed mobile-satellite service spectrum.

In December 2018, we successfully completed the Third Generation Partnership Project (“3GPP”) standardization process for the 11.5 MHz of our licensed MSS spectrum terrestrially authorized by the FCC. The 3GPP designated the band as Band 53. Additionally, in March 2020, we announced that the 3GPP approved the 5G variant of our Band 53, which is known as n53. This new band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future. During 2019, we executed a spectrum manager lease agreement with Nokia in order to permit Nokia to utilize Band 53 within its equipment domestically and have such equipment type-certified for sale and deployment.

In February 2021, Qualcomm Technologies announced its new Snapdragon X65 modem-RF System, which includes support for Band n53. By having global 5G band support for n53 in Qualcomm Technologies’ 5G solutions, our potential device ecosystem expands significantly to include the most popular smartphones, laptops, tablets, automated equipment and other IoT modules.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received additional terrestrial authorizations in various countries, including Brazil, Canada, and South Africa, among others. We expect this global effort to continue for the foreseeable future while we seek additional terrestrial approvals to internationally harmonize our S-band spectrum across the entire 16.5 MHz authority for terrestrial mobile broadband services.

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

Comparison of the Results of Operations for the three months ended March 31, 2022 and 2021

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended March 31, 2022, total revenue increased 22% to $32.8 million from $26.9 million for the same period in 2021. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$6,146	19%	$6,655	25%
SPOT	11,255	34	10,984	41
Commercial IoT	4,670	14	4,481	17
Engineering and other	7,273	22	966	3
Total Service Revenue	$29,344	89%	$23,086	86%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$130	—%	$293	1%
SPOT	1,475	5	1,915	7
Commercial IoT	1,806	6	1,521	6
Other	17	—	114	—
Total Equipment Revenue	$3,428	11%	$3,843	14%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2022	2021
Average number of subscribers for the period:
Duplex	43,565	45,687
SPOT	276,863	261,171
Commercial IoT	423,519	409,089
Other	13,346	27,487
Total	757,293	743,434

ARPU (monthly):
Duplex	$47.03	$48.56
SPOT	13.55	14.02
Commercial IoT	3.68	3.65

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

As previously discussed, during the first quarter of 2022, approximately 25,000 subscribers previously recorded in Other in the table above were removed from our subscriber count.

Service Revenue

Duplex service revenue decreased 8% for the three months ended March 31, 2022 due primarily to a decrease in average subscribers of 5%. The decrease in average subscribers is due to fewer gross subscriber activations over the last twelve months. In line with the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices, we expect the decline in our Duplex subscriber base to continue as we focus our investments on IoT-enabled devices and services.

SPOT service revenue increased 2% for the three months ended March 31, 2022 due primarily to an increase in average subscribers of 6%, resulting from higher gross subscriber activations of 10% and lower subscriber churn over the last twelve months. ARPU decreased by 4% due to the mix of subscribers on various rate plans compared to the prior period, including the continued popularity of subscribers activating on our flex plans. These flex plans drive more seasonality in SPOT ARPU since subscribers can suspend their service when they are not using their device.

Commercial IoT service revenue increased 4% for the three months ended March 31, 2022 due to a 4% increase in average subscribers. The increase in average subscribers is driven by higher gross subscriber activations of 19% and lower churn over the last twelve months. Importantly, Commercial IoT equipment sales increased nearly 70% over the last twelve months compared to the prior year period (discussed further below), which we believe is an indication that Commercial IoT service revenue is likely to continue to grow in the future.

Engineering and other service revenue increased $6.3 million for the three months ended March 31, 2022 compared to the same period in 2021. Fluctuations in engineering and other service revenue are due primarily to the timing and amount of revenue recognized associated with the Terms Agreement. During the first quarter of 2022, we recognized revenue primarily for consideration received for performance obligations associated with our work to expand and upgrade our gateways around the globe and under the satellite procurement agreement. As previously discussed, we disconnected service to approximately 25,000 subscribers in Russia. During 2021, we billed less than $0.3 million to these subscribers and the revenue associated with these subscribers was recorded in Engineering and other service revenue.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021. This decrease was driven primarily by a lower sales volume of phones and accessories due to a lack of available inventory since these devices are no longer being manufactured.

Revenue from SPOT equipment sales decreased $0.4 million for the three months ended March 31, 2022 compared to the same period in 2021. This decrease resulted from a lower sales volume since two of our core SPOT products are on back order due to inventory shortages, which delayed the fulfillment of certain orders during the first quarter of 2022. We continue to see demand exceeding supply resulting from supply chain disruptions caused by component part shortages. We are actively working to address this issue, but expect this trend to continue through at least the second quarter of 2022.

Revenue from Commercial IoT equipment sales increased $0.3 million for the three months ended March 31, 2022 compared to the same period in 2021. This increase resulted from a higher sales volume of all of our IoT devices, primarily driven by our SmartOne devices and modules. Sales were higher than the prior quarter despite the same component part shortage issues discussed above, which resulted in sales orders exceeding available inventory supply during the first quarter of 2022. Many of our IoT devices were on back order at March 31, 2022. We are actively working to address this issue and expect to resume production of our SmartOne products in the coming weeks.

Operating Expenses

Total operating expenses increased to $46.5 million from $46.2 million for the three months ended March 31, 2022 compared to the same periods in 2021. Higher cost of services was offset by lower management, general and administrative ("MG&A") costs, depreciation, amortization and accretion expense and cost of subscriber equipment sales. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021. Higher personnel costs contributed to $0.9 million of the total increase, of which $0.7 million was related to annual cash bonuses and non-recurring separation pay during the first quarter of 2022. Higher lease expense associated with new teleport leases, which commenced throughout the second half of 2021, contributed to $0.6 million of the total increase. These leases were executed in connection with the gateway expansion project associated with the Terms Agreement; these lease and related costs are being reimbursed to us, and this consideration is being recognized as revenue (as further discussed above in Engineering and other service revenue). Higher professional fees and licensing costs related to our implementation of a new enterprise resource planning ("ERP") system, which went live January 2022, as well as other costs for information technology security and maintenance contributed $0.5 million to the total increase.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.3 million for the three months ended March 31, 2022 from the same period in 2021. Cost of subscriber equipment sales decreased, which is generally consistent with the decrease in total revenue from subscriber equipment sales.

Marketing, General and Administrative

MG&A expenses decreased $0.8 million for the three months ended March 31, 2022, compared to the same period in 2021. During the first quarter, and consistent with our accounting policy, we assessed the likelihood of payment of a $1.0 million accrual related to professional services associated with the 2018 shareholder litigation. Based on our assessment and considering the passage of time, we concluded it was appropriate to release the accrual, which resulted in an offsetting reduction of MG&A expense in the first quarter. Additionally, subscriber acquisition costs were lower by $0.4 million, which was due to the one-time deactivation of all Sat-Fi2 subscribers during the first quarter of 2021. Advertising costs and sales and dealer commissions decreased $0.5 million in total driven in part by the termination of our dealer program and reduction in advertising spend associated with our Duplex products and services. Offsetting these decreases was an increase in personnel costs totaling $1.1 million. Approximately $0.9 million of this increase was related to annual cash bonuses and non-recurring separation pay during the first quarter of 2022.

Other (Expense) Income

Interest Income and Expense

Interest income and expense, net, decreased $2.0 million during the three months ended March 31, 2022, compared to the same period in 2021. This decrease was primarily driven by lower gross interest costs totaling $1.2 million as well as an increase to capitalized interest of $0.9 million (which decreases interest expense).

Gross interest costs were impacted by lower interest associated with the 2009 Facility Agreement ($3.4 million). This decrease was offset by higher interest on the 2019 Facility Agreement ($1.3 million) and imputed interest associated with the significant financing component related to advance payments from a customer under the Terms Agreement ($1.0 million). Interest costs for the 2009 Facility Agreement were favorably impacted by reductions in the principal balance during 2021, including the final paydown in November 2021.

Derivative Loss

We recorded derivative losses of $0.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. We recognize derivative gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The loss recorded during the three months ended March 31, 2022 was impacted primarily by an increase in the discount rate used in the valuation of the derivative associated with our 2019 Facility Agreement. Partially offsetting this loss was a gain on the valuation adjustment of the embedded derivative associated with our 2013 8.00% Notes. During the first quarter of 2022, the remaining holders of our 2013 8.00% Notes converted the principal balance into shares of Globalstar common stock. As a result of these conversions, we marked-to-market the embedded derivative and recorded a net gain due to a decrease in our stock price and a shorter term to maturity.

The loss recorded during the three months ended March 31, 2021 was impacted primarily by an increase in our stock price and stock price volatility, which increased the value of the underlying instrument to the holder and, therefore, our derivative liability.

See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) fluctuated by $7.5 million to a gain of $3.2 million for the three months ended March 31, 2022 from a loss of $4.3 million for the same period in 2021. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For the three months ended March 31, 2022, the foreign currency gain was due to the strengthening of the Canadian Dollar and the Brazilian real relative to the U.S. dollar. For the three months ended March 31, 2021, the foreign currency loss was due to the weakening of the Euro and Brazilian real relative to the U.S. dollar.

Liquidity and Capital Resources

Overview

Our principal near-term liquidity requirements include funding our operating costs, capital expenditures, and repayment of amounts being financed through our satellite vendor under the Procurement Agreement. Our principal sources of liquidity include cash on hand, cash flows from operations, and vendor financing. Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations. We expect that our current sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. We may also access equity and debt capital markets from time to time or refinance our debt obligations to improve the terms of our indebtedness.

As of March 31, 2022 and December 31, 2021, we held cash and cash equivalents of $11.5 million and $14.3 million, respectively, on our condensed consolidated balance sheet.

The total carrying amount of our debt outstanding was $246.8 million at March 31, 2022, compared to $237.9 million at December 31, 2021.

The $8.8 million increase in carrying value of our debt was due to a higher carrying value of the 2019 Facility Agreement of $10.2 million due to the accrual of PIK interest and the accretion of debt discount offset by a reduction in the remaining principal balance of the 2013 8.00% Notes totaling $1.4 million, which were converted into shares of Globalstar common stock during the first quarter of 2022.

Cash Flows for the three months ended March 31, 2022 and 2021

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by operating activities	$7,569	$4,512
Net cash used in investing activities	(10,451)	(4,974)
Net cash provided by financing activities	8	39,245
Effect of exchange rate changes on cash and cash equivalents	89	(66)
Net (decrease) increase in cash and cash equivalents	$(2,785)	$38,717

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2022 was $7.6 million compared to $4.5 million during the same period in 2021. The primary driver for the increase was higher net income after adjusting for noncash items, offset partially by unfavorable working capital changes.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $10.5 million for the three months ended March 31, 2022 compared to $5.0 million for the same period in 2021. Net cash used in investing activities during the first quarter of 2022 and 2021 was related primarily to network upgrades associated with the Terms Agreement, including higher costs associated with the procurement and deployment of new antennas for our gateways and the preparation and launch of our on-ground spare satellite.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $39.2 million during the three month period ended March 31, 2021. In 2021, we received $43.7 million in proceeds from the exercise of the warrants issued with our 2019 Facility Agreement. Offsetting these proceeds was an unscheduled principal payment of $4.4 million towards the 2009 Facility Agreement. There were no meaningful cash flows from financing activities during the first quarter of 2022.

Indebtedness

2019 Facility Agreement

In 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). As of March 31, 2022, the principal amount outstanding under the 2019 Facility Agreement was $272.7 million. As of March 31, 2022, we were in compliance with all the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. If we generate Excess Cash Flow in 2022, we will be required to make such prepayments. These payments would reduce future principal payment obligations.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2019 Facility Agreement.

8.00% Convertible Senior Notes Issued in 2013

In May 2013, we issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. In February 2022, we notified the holders of the 8.00% Notes of our intention to redeem all of the outstanding amount of principal and interest in March 2022. Prior to our intended redemption of the 8.00% Notes in March 2022, the holders converted the remaining principal amount outstanding into 2.3 million shares of Globalstar common stock at a conversion price of $0.69 (as adjusted) per share of common stock. The 2013 8.00% Notes were scheduled to mature on April 1, 2028, subject to various call and put features. Interest on the 2013 8.00% Notes was payable semi-annually in arrears on April 1 and October 1 of each year. We paid interest in cash at a rate of 5.75% per annum and issued additional 2013 8.00% Notes at a rate of 2.25% per annum.

See Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements for further discussion of the 2013 8.00% Notes.

Vendor Financing

In February 2022, we entered into a satellite procurement agreement (see Note 8: Commitments and Contingencies to our condensed consolidated financial statements for further discussion). This agreement provides for payment deferrals of milestone payments from February 2022 through August 2022, at a 0% interest rate. In August 2022, all deferred payments will become due by which time we intend to complete a senior secured financing. This financing is intended to provide sufficient proceeds for the construction and launch of the satellites. We also expect to refinance our current 2019 Facility Agreement concurrent with or after the financing.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

We review recently issued accounting guidance as new standards are issued. Certain accounting standards issued or effective may be applicable to us; however, we have not identified any standards that will have a material impact on our condensed consolidated financial statements.

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

We expect to refinance our vendor financing in the future and may be exposed to the risk of rising interest rates if this or other future borrowings bear interest at a floating rate.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2022, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2022.

(b) Changes in internal control over financial reporting.

As of March 31, 2022, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. During the first quarter of 2022, we implemented a new enterprise resource planning ("ERP") system, which replaced our existing financial systems. The implementation and transition to the new ERP system resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. As a result of this implementation, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations.

Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. Other than as set forth above, there have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to DEF 14A filed April 12, 2021)
3.2*	Fourth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on April 15, 2019)
10.1†	Satellite Procurement Agreement dated February 21, 2022 between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Incorporated by reference.
† Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 5, 2022	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)