Form 10-Q
period 2022-06-30
Globalstar, Inc.
filed 2022-08-09
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of July 29, 2022, 1,801 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Service revenue	$33,048	$25,617	$62,392	$48,703
Subscriber equipment sales	3,752	4,662	7,180	8,505
Total revenue	36,800	30,279	69,572	57,208
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	10,695	9,123	21,489	18,200
Cost of subscriber equipment sales	3,097	2,858	5,663	5,757
Cost of subscriber equipment sales - reduction in the value of inventory	16	782	16	782
Marketing, general and administrative	9,693	9,681	19,034	19,778
Reduction in value of long-lived assets	525	—	525	—
Depreciation, amortization and accretion	24,130	23,843	47,913	47,959
Total operating expenses	48,156	46,287	94,640	92,476
Loss from operations	(11,356)	(16,008)	(25,068)	(35,268)
Other (expense) income:
Gain on extinguishment of debt	—	2,664	—	2,664
Interest income and expense, net of amounts capitalized	(7,187)	(10,778)	(16,717)	(22,352)
Derivative loss	(1,242)	(1,310)	(1,728)	(2,439)
Foreign currency (loss) gain	(7,123)	4,425	(3,891)	110
Other	272	(88)	389	(66)
Total other (expense) income	(15,280)	(5,087)	(21,947)	(22,083)
Loss before income taxes	(26,636)	(21,095)	(47,015)	(57,351)
Income tax expense	121	354	204	431
Net loss	$(26,757)	$(21,449)	$(47,219)	$(57,782)

Other comprehensive loss:
Foreign currency translation adjustments	5,315	(3,158)	4,636	84
Comprehensive loss	$(21,442)	$(24,607)	$(42,583)	$(57,698)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	(0.01)	(0.01)	(0.03)	(0.03)
Weighted-average shares outstanding:
Basic	1,799,886	1,791,943	1,798,784	1,736,158
Diluted	1,799,886	1,791,943	1,798,784	1,736,158

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,141	$14,304
Accounts receivable, net of allowance for credit losses of $2,986 and $2,962, respectively	24,117	21,182
Inventory	15,887	13,829
Prepaid expenses and other current assets	16,586	19,558
Total current assets	69,731	68,873
Property and equipment, net	708,005	672,156
Operating lease right of use assets, net	29,964	32,041
Prepaid satellite construction costs and related customer receivable	94,164	—
Intangible and other assets, net of accumulated amortization of $11,836 and $11,189, respectively	42,287	41,036
Total assets	$944,151	$814,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,548	$6,247
Vendor financing	73,575	—
Accrued expenses	23,574	28,947
Payables to affiliates	411	444
Deferred revenue	39,872	25,927
Total current liabilities	139,980	61,565
Long-term debt	257,451	237,932
Operating lease liabilities	27,134	29,237
Deferred revenue, net	182,376	112,054
Other non-current liabilities	7,877	7,887
Total non-current liabilities	474,838	387,110

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,800,477,322 and 1,796,528,871 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	180	180
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,153,195	2,146,710
Accumulated other comprehensive income	6,526	1,890
Retained deficit	(1,830,568)	(1,783,349)
Total stockholders’ equity	329,333	365,431
Total liabilities and stockholders’ equity	$944,151	$814,106
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2022	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	703	—	2,230	—	—	2,230
Contribution of services	—	—	47			47
Recognition of stock-based compensation of employee stock purchase plan	—	—	117	—	—	117
Common stock issued in connection with conversion of 2013 8.00% Notes	2,253	—	2,548	—	—	2,548
Other comprehensive loss	—	—	—	(679)	—	(679)
Net loss	—	—	—	—	(20,462)	(20,462)
Balances – March 31, 2022	1,799,485	$180	$2,151,652	$1,211	$(1,803,811)	$349,232
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	546	—	879	—	—	879
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	446	—	617	—	—	617
Other comprehensive income	—	—	—	5,315	—	5,315
Net loss	—	—	—	—	(26,757)	(26,757)
Balances – June 30, 2022	1,800,477	$180	$2,153,195	$6,526	$(1,830,568)	$329,333

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2021	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	1,998	—	1,932	—	—	1,932
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	79	—	—	79
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	3,242	—	3,242
Net loss	—	—	—	—	(36,333)	(36,333)
Balances – March 31, 2021	1,791,703	$179	$2,142,290	$298	$(1,707,057)	$435,710
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	173	—	576	—	—	576
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,187	—	406	—	—	406
Other comprehensive loss	—	—	—	(3,158)	—	(3,158)
Net loss	—	—	—	—	(21,449)	(21,449)
Balances – June 30, 2021	1,793,063	$179	$2,143,319	$(2,860)	$(1,728,506)	$412,132
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows provided by operating activities:
Net loss	$(47,219)	$(57,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	47,913	47,959
Change in fair value of derivatives	1,728	2,439
Stock-based compensation expense	2,380	2,186
Amortization of deferred financing costs	287	1,841
Reduction in value of long-lived assets and inventory	541	782
Provision for credit losses	558	696
Noncash interest and accretion expense	16,235	16,939
Gain on extinguishment of debt	—	(2,664)
Unrealized foreign currency loss (gain)	4,139	(245)
Noncash reversal of tariff accrual	—	(912)
Other, net	(2,710)	(430)
Changes in operating assets and liabilities:
Accounts receivable	3,737	(7,750)
Inventory	(1,840)	1,118
Prepaid expenses and other current assets	(227)	(665)
Other assets	605	(2,770)
Accounts payable and accrued expenses	(8,106)	4,416
Payables to affiliates	(33)	(162)
Other non-current liabilities	(370)	(87)
Deferred revenue	3,153	51,011
Net cash provided by operating activities	20,771	55,920
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(18,511)	(8,832)
Property and equipment additions	(3,198)	(2,288)
Sale of property and equipment	—	350
Purchase of intangible assets	(683)	(1,228)
Net cash used in investing activities	(22,392)	(11,998)
Cash flows provided by (used in) financing activities:
Principal payments of the 2009 Facility Agreement	—	(89,164)
Proceeds from exercise of warrants	—	43,678
Payments for debt and equity issuance costs	—	(133)
Proceeds from issuance of common stock and exercise of options	449	391
Net cash provided by (used in) financing activities	449	(45,228)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(9)
Net decrease in cash, cash equivalents and restricted cash	(1,163)	(1,315)
Cash, cash equivalents and restricted cash, beginning of period	14,304	68,023
Cash, cash equivalents and restricted cash, end of period	$13,141	$66,708

	As of:
	June 30, 2022	December 31, 2021
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$13,141	$14,304
Total cash and cash equivalents cash shown in the statement of cash flows	$13,141	$14,304

	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,977

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$5,059	$1,041
Capitalized accretion of debt discount and amortization of prepaid financing costs	754	251
Satellite construction assets acquired through vendor financing arrangement	73,575	—
Forgiveness of principal and interest of Paycheck Protection Program loan	—	5,030

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any future period.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service revenue:
Duplex	$6,936	$7,243	$13,082	$13,898
SPOT	11,536	11,139	22,791	22,123
Commercial IoT	5,038	4,504	9,708	8,985
Engineering and other	9,538	2,731	16,811	3,697
Total service revenue	33,048	25,617	62,392	48,703

Subscriber equipment sales:
Duplex	$143	$331	$273	$624
SPOT	1,674	2,230	3,149	4,145
Commercial IoT	1,908	2,090	3,714	3,611
Other	27	11	44	125
Total subscriber equipment sales	3,752	4,662	7,180	8,505

Total revenue	$36,800	$30,279	$69,572	$57,208

The Company is reimbursed by the customer under the Terms Agreement for certain costs incurred by the Company as it completes its performance obligations under the contract. During the three and six months ended June 30, 2022, the Company recognized revenue associated with these services of $8.8 million and $15.7 million, respectively. During the three and six months ended June 30, 2021, the Company recognized revenue associated with other performance obligations associated with the Terms Agreement of $2.2 million and $2.7 million, respectively; this revenue is included in Engineering and other service revenue in the table above.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Service revenue:
United States	$24,875	$18,228	$47,163	$34,671
Canada	4,128	4,376	7,817	8,206
Europe	1,671	1,857	3,154	3,568
Central and South America	2,248	815	3,984	1,596
Others	126	341	274	662
Total service revenue	33,048	25,617	62,392	48,703

Subscriber equipment sales:
United States	$2,227	$2,438	$3,783	$4,610
Canada	879	1,118	1,677	1,867
Europe	309	527	945	1,006
Central and South America	328	571	757	992
Others	9	8	18	30
Total subscriber equipment sales	3,752	4,662	7,180	8,505

Total revenue	$36,800	$30,279	$69,572	$57,208

Accounts Receivable

The Company has agreements whereby it acts as an agent to procure goods and perform services on behalf of the customer under the Terms Agreement. As of June 30, 2022 and December 31, 2021, the Company recorded $3.3 million and $6.5 million, respectively, in accounts receivable related to these arrangements.

In connection with the Company's performance under the Terms Agreement, the Company recorded receivables totaling $83.4 million, which represents amounts owed by the customer for the Company's completion of performance obligations under the contract. As of June 30, 2022, $8.6 million and $74.8 million were recorded as current and non-current receivables, respectively, in line with the expected service periods under the Terms Agreement.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s condensed consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The amount of revenue recognized during the six months ended June 30, 2022 and 2021 from performance obligations included in the contract liability balance at the beginning of these periods was $18.3 million and $18.8 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of June 30, 2022, the Company expects to recognize $39.9 million, or approximately 18%, of its remaining performance obligations during the next twelve months.

Contract liabilities also include deferred revenue associated with the Terms Agreement. The Company recorded deferred revenue for advance payments received from the customer for services expected to be performed in the future, totaling $75.0 million as of June 30, 2022. The Company also records deferred revenue for the reimbursement (and anticipated reimbursement) of costs incurred in connection with ongoing network upgrades, construction costs under the satellite procurement agreement and other performance obligations under the Terms Agreement, totaling $124.8 million as of June 30, 2022. In accordance with applicable accounting guidance, the Company records imputed interest associated with the significant financing component, totaling $3.9 million as of June 30, 2022, which is related to and included in the balances associated with certain of the items recorded to deferred revenue discussed above. Deferred revenue is classified as either short-term or long-term consistent with the expected timing of the Company's obligation to provide services to the customer or the recoupment period defined in the Terms Agreement. As of June 30, 2022, the Company has recorded $15.9 million and $180.7 million as short-term and long-term deferred revenue, respectively. The total amount of deferred revenue associated with this customer is also reflected net of a contract asset of $3.1 million in the Company's condensed consolidated balance sheet as of June 30, 2022.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:	As of:
	June 30, 2022	December 31, 2021
Operating leases:
Right-of-use asset, net	$29,964	$32,041

Short-term lease liability (recorded in accrued expenses)	2,442	2,501
Long-term lease liability	27,134	29,237
Total operating lease liabilities	$29,576	$31,738

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$5	$8

Short-term lease liability (recorded in accrued expenses)	4	6
Long-term lease liability (recorded in non-current liabilities)	2	3
Total finance lease liabilities	$6	$9

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost:
Amortization of right-of-use assets	$604	$663	$1,324	$1,154
Interest on lease liabilities	632	393	1,277	711
Capitalized lease cost	(244)	—	(487)	—
Finance lease cost:
Amortization of right-of-use assets	1	1	3	8
Short-term lease cost	144	41	208	79
Total lease cost	$1,137	$1,098	$2,325	$1,952

Interest on finance lease liabilities was less than $0.1 million for the three and six months ended June 30, 2022 and 2021; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:	As of:
	June 30, 2022	December 31, 2021

Weighted-average lease term
Finance leases	1.2 years	1.6 years
Operating Leases	10.2 years	10.6 years

Weighted-average discount rate
Finance leases	7.6%	7.0%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,536	$2,080

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the six months ended June 30, 2022 and 2021; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of June 30, 2022 (amounts in thousands):

	Operating Leases	Finance Leases

2022 (remaining)	$2,421	$3
2023	4,876	3
2024	4,749	—
2025	4,778	—
2026	4,825	—
Thereafter	22,322	—
Total lease payments	$43,971	$6
Imputed interest	(14,395)	—
Discounted lease liability	$29,576	$6

As of June 30, 2022, the Company executed additional operating leases for new gateway locations. These leases have not yet commenced as of June 30, 2022 since the lessors are continuing to ready the sites for use. Accordingly, these leases are not included on the balance sheet as of June 30, 2022, or in the maturity table above. The Company is in the process of evaluating these lease obligations and expects the impact of these leases to be an increase of lease liabilities of approximately $4.7 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Globalstar System:
Space component
First and second-generation satellites in service	$1,261,793	$1,195,509
Second-generation satellite, on-ground spare	—	32,442
Ground component	293,465	282,268
Construction in progress:
Space component	57,542	16,394
Ground component	25,756	33,998
Other	7,429	4,123
Total Globalstar System	1,645,985	1,564,734
Internally developed and purchased software	22,000	20,823
Equipment	8,691	8,590
Land and buildings	1,694	1,149
Leasehold improvements	2,081	2,088
Total property and equipment	1,680,451	1,597,384
Accumulated depreciation	(972,446)	(925,228)
Total property and equipment, net	$708,005	$672,156

Amounts included in "second-generation satellite, on-ground spare" in the table above consist of costs related to one of the Company's second-generation satellites that was stored as an on-ground spare satellite until its launch in June 2022. The costs to prepare this satellite for launch were included in "construction in progress - space component" in the table above prior to its launch in June 2022. During the second quarter of 2022, $65.1 million in costs associated with the construction and launch of this spare satellite (including capitalized interest) were placed into service. Since this satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed, it was placed into service following its successful launch. The customer under the Terms Agreement has reimbursed 85% of the costs incurred to prepare and launch this satellite. These reimbursements are recorded in deferred revenue on the Company's consolidated balance sheet as of June 30, 2022 and are expected to be recognized in service revenue as performance obligations are completed in accordance with the Terms Agreement. See Note 2: Revenue for further discussion.

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. As of June 30, 2022, the Company recorded $19.4 million as prepaid satellite construction costs and $54.2 million in construction in progress on its balance sheet reflecting the milestone work completed under this agreement. The customer under the Terms Agreement will reimburse 95% of these capital expenditures. In accordance with the expected timing of reimbursement, $4.4 million is recorded in Accounts receivable and $74.8 million is recorded as a non-current receivable in Prepaid satellite construction costs and related customer receivable. The satellite construction assets acquired through this vendor financing arrangement are included in the supplemental section of the Company's condensed consolidated statement of cash flows as non-cash financing and investing activities. See further discussion in Note 2: Revenue, Note 5: Long-Term Debt and Other Financing Arrangements and Note 8: Commitments and Contingencies.

The ground component of construction in progress includes costs incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas. During 2022, the Company placed $11.2 million of costs into service associated with these antennas (including capitalized interest), which are included in ground component in the table above. These capital expenditures relate primarily to gateway upgrade work in connection with the Terms Agreement.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	June 30, 2022			December 31, 2021
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2019 Facility Agreement	282,023	24,572	257,451	263,812	27,287	236,525
8.00% Convertible Senior Notes Issued in 2013	—	—	—	1,407	—	1,407
Total Debt	282,023	24,572	257,451	265,219	27,287	237,932

The principal amounts shown above include payment of in-kind interest. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. Excluded from the table are obligations related to a vendor financing arrangement discussed below.

2019 Facility Agreement

In November 2019, the Company entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid in kind (or in cash at the option of the Company). As of June 30, 2022, the Company was in compliance with the covenants of the 2019 Facility Agreement, except as it relates to capital expenditures. In August 2022, the Company received a waiver letter from its lenders increasing permitted capital expenditures for 2022.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. The Company generated excess cash flow for the six-month measurement period ended June 30, 2022 and expects to make a prepayment of approximately $6.0 million in August 2022.

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

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement (see Note 8: Commitments and Contingencies for further discussion). This agreement provides for payment deferrals of milestone payments through August 2022 at a 0% interest rate. As of June 30, 2022, the Company had recorded $73.6 million in short-term vendor financing on its condensed consolidated balance sheet associated with this agreement. Deferred payments are due in August 2022 under the terms of the agreement. The Company intends to seek an extension of the maturity date while it pursues debt financing for the funding of the construction and launch costs for these satellites.

2009 Facility Agreement

In 2009, the Company entered into a facility agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent (the "2009 Facility Agreement"). The 2009 Facility Agreement was fully repaid in November 2021. As a result of prepayments made under the 2009 Facility Agreement during the second quarter of 2021, the Company wrote off $2.3 million in deferred financing costs, which represents the portion of debt prepaid by the Company in the second quarter of 2021, and which was recorded as a loss on extinguishment of debt on its condensed consolidated statements of operations.

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

	June 30, 2022	December 31, 2021
Derivative (liabilities) assets:
Compound embedded derivative with the 2019 Facility Agreement	$(1,460)	$484
Compound embedded derivative with the 2013 8.00% Notes	$—	(1,364)

As of June 30, 2022 and December 31, 2021, the derivative (liability) asset recorded for the Compound embedded derivative with the 2019 Facility Agreement was reflected in Other non-current liabilities and Intangible and other assets, net, respectively, on the Company's condensed consolidated balance sheets. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative is no longer outstanding.

 The following table discloses the changes in value recorded as derivative loss in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Compound embedded derivative with the 2013 8.00% Notes	$—	$(1,077)	$216	$(2,821)
Compound embedded derivative with the 2019 Facility Agreement	(1,242)	(233)	(1,944)	382
Total derivative loss	$(1,242)	$(1,310)	$(1,728)	$(2,439)

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

The Company's derivatives are classified as Level 3. The Company marks-to-market its derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s condensed consolidated statements of operations. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative is no longer outstanding See Note 5: Long-Term Debt and Other Financing Arrangements and Note 6: Derivatives for further discussion.

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$(1,460)	$(1,460)
Total liabilities measured at fair value	$—	$—	$(1,460)	$(1,460)

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$484	$484
Total assets measured at fair value	$—	$—	$484	$484

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(1,364)	$(1,364)
Total liabilities measured at fair value	$—	$—	$(1,364)	$(1,364)

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation model are shown in the table below:

	December 31, 2021
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	120% - 139%	0.5%	$0.69	18%	$1.16

Fluctuation in the Company’s stock price and stock price volatility were significant drivers of the change in the compound embedded derivative with the 2013 8.00% Notes. Increases in these inputs resulted in a higher fair value measurement.

2019 Facility Agreement

 The compound embedded derivative with the 2019 Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 20% and 13% at June 30, 2022 and December 31, 2021, respectively. When the discount yield utilized in the valuation is higher than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in a liability for the Company. Conversely, when the discount yield is lower than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in an asset for the Company. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2022 and 2021, respectively	$(880)	$163
Derivative adjustment related to conversions	1,148	—
Unrealized loss, included in derivative loss	(1,728)	(1,043)
Balance at end of period, June 30, 2022 and December 31, 2021, respectively	$(1,460)	$(880)
Fair Value of Debt Instruments
The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement without incurring significant additional costs. Unlike typical long-term debt, certain terms for this instrument are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As previously disclosed, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock during the first quarter of 2022; accordingly, there is no value in the table below as of June 30, 2022. The following table sets forth the carrying value and estimated fair value of the Company's Level 3 financial instrument (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$—	$—	$1,407	$1,265
See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt instruments.

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a nonrecurring basis.

Derivative Liabilities

On February 17, 2022 and March 9, 2022, the remaining principal balance of the 2013 8.00% Notes was converted into shares of Globalstar common stock, eliminating the principal balance outstanding. See further discussion in Note 5: Long-Term Debt and Other Financing Arrangements. As a result of the conversion, the Company wrote off the proportionate fair value of the compound embedded derivative liability with the 2013 8.00% Notes based on the value of the derivative on each conversion date. As of each conversion date, the fair value of the compound embedded derivative liability with the 2013 8.00% Notes was $0.8 million. The significant quantitative Level 3 inputs utilized in the valuation models as of the conversion date are shown in the table below:

	February 17, 2022
	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	0.06%	$0.69	18%	$1.00

	March 9, 2022
	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	0.18%	$0.69	19%	$1.21

Intangible and Other Assets, net

Intangible and other assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

During the second quarter of 2022, the Company wrote off approximately $0.5 million of work in progress associated with its spectrum intangible assets. The work in progress was related to efforts to obtain spectrum licensing authority in certain countries around the world; during the second quarter of 2022, the Company determined that it would not continue pursing such authorities in these countries and recorded a reduction in the value of long-lived assets in its condensed consolidated statements of operations for the six months ended June 30, 2022.

8. COMMITMENTS AND CONTINGENCIES

Terms Agreement

The Terms Agreement sets forth the primary terms for the Company to provide services to the customer and incur costs related primarily to new gateways and upgrades at existing gateways as well as satellite construction and launch costs. Under this agreement, the customer has made advance payments to the Company for services expected to be delivered under the Terms Agreement. To the extent the Company does not provide such services, it will be required to refund the amounts to the customer. The Terms Agreement also provides for various commitments with which the Company must comply to the extent that services under the agreement continue.

Refer to Note 2: Revenue, Note 3: Leases and Note 4: Property and Equipment for further discussion.

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which Globalstar will acquire 17 satellites that will replenish Globalstar's existing constellation of satellites and ensure long-term continuity of its mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to the potential customer under the Terms Agreement, as well as services to Globalstar’s current and future customers. Globalstar maintains the option to acquire additional satellites under the contract. Globalstar plans to contract separately for launch services and launch insurance for the new satellites. The total contract price for the initial 17 satellites is $327.0 million; Globalstar has the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The satellites are expected to be manufactured during the next three years. Under the Terms Agreement, subject to certain conditions, the counterparty is required to reimburse 95% of the capital expenditures and certain other costs incurred for this contract.

The current terms of the agreement with MDA provide for the deferral of milestone payments through August 2022. As of June 30, 2022, the total amount of deferred payments is approximately $74.0 million. The Company intends to seek an extension of the maturity date while it pursues a broader financing. This financing is expected to provide sufficient proceeds for the construction and launch of the satellites.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.4 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.

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

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year in 2019 and increase at a rate of 2.5% per year, for a lease term of ten years. During each of the six months ended June 30, 2022 and 2021, the Company incurred lease expense of $0.8 million under this lease agreement.

In November 2019, the Company entered into the 2019 Facility Agreement. Thermo's participation in the 2019 Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the 2019 Facility Agreement was approximately $38.0 million, of which $8.3 million was accrued during the six months ended June 30, 2022.

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

The following table sets forth the computation of basic and diluted loss per common share during each of the six months ended June 30, 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(26,757)	$(21,449)	$(47,219)	$(57,782)
Weighted average shares outstanding	1,799,886	1,791,943	1,798,784	1,736,158
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

For the three months ended June 30, 2022 and 2021, 7.8 million and 7.3 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. For the six months June 30, 2022 and 2021, 7.6 million and 7.1 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

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

In June 2022, we successfully launched our on-ground spare second-generation satellite. This satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed.

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

Our Commercial IoT use cases continue to expand. In June 2022, we introduced the Realm Enablement Suite, an innovative portfolio of satellite asset tracking hardware and software solutions featuring a powerful application enablement platform for processing smart data at the edge. With Realm, partners can accelerate new solutions to market with smart applications that generate an advanced level of telematics data. Realm Enablement Suite introduces Integrity 150, the first solar-powered, deployment-ready satellite asset tracking device with an application enablement platform; ST150M satellite modem module that drastically simplifies product development; and Realm application enablement platform, offering tools and an extensive library for quickly accessing and developing smart applications at the edge for vertical-specific solutions. We also continue to expand deployments that support environmentally friendly initiatives. Recent deployments include remote monitoring of fluid levels and tanks, which replaces the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting and other renewable energy sources.
Customers
The specialized needs of our global customers span many industries. As of June 30, 2022, we had approximately 762,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking and transportation. In response to Russia's invasion of Ukraine, during the first quarter of 2022, we disconnected satellite services to gateways in Russia that were operated by an independent gateway operator. Accordingly, approximately 25,000 subscribers that previously received satellite services through these gateways were removed from our subscriber count. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.
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
•average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our subscriber-driven revenue, including Duplex, SPOT and Commercial IoT;
•operating income and adjusted EBITDA, both of which are indicators of our financial performance; and
•capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the three and six months ended June 30, 2022 and 2021

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended June 30, 2022, total revenue increased 21% to $36.8 million from $30.3 million for the same period in 2021. For the six months ended June 30, 2022, total revenue increased 22% to $69.6 million from $57.2 million for the same period in 2021. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Duplex	$6,936	19%	$7,243	24%	$13,082	19%	$13,898	24%
SPOT	11,536	31	11,139	37	22,791	33	22,123	39
Commercial IoT	5,038	14	4,504	15	9,708	14	8,985	16
Engineering and other	9,538	26	2,731	9	16,811	24	3,697	6
Total Service Revenue	$33,048	90%	$25,617	85%	$62,392	90%	$48,703	85%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$143	—%	$331	1%	$273	—%	$624	1%
SPOT	1,674	5	2,230	7	3,149	5	4,145	7
Commercial IoT	1,908	5	2,090	7	3,714	5	3,611	7
Other	27	—	11	—	44	—	125	—
Total Equipment Revenue	$3,752	10%	$4,662	15%	$7,180	10%	$8,505	15%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average number of subscribers for the period:
Duplex	42,723	44,160	43,295	45,913
SPOT	277,815	264,508	276,633	265,127
Commercial IoT	433,578	409,346	431,652	408,043
Other	437	27,603	13,340	27,595
Total	754,553	745,617	764,920	746,678

ARPU (monthly):
Duplex	$54.12	$54.67	$50.36	$50.45
SPOT	13.84	14.04	13.73	13.91
Commercial IoT	3.87	3.67	3.75	3.67

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

Service Revenue

Duplex service revenue decreased 4% and 6%, respectively, for the three and six months ended June 30, 2022 due primarily to a decrease in average subscribers of 3% and 6%, respectively. The decrease in average subscribers is due to fewer gross subscriber activations over the last twelve months. In line with the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices, we expect the decline in our Duplex subscriber base to continue as we focus our investments on IoT-enabled devices and services.

SPOT service revenue increased 4% and 3%, respectively, for the three and six months ended June 30, 2022 due primarily to an increase in average subscribers of 5% and 4%, respectively. Lower churn during 2022 has positively contributed to the increase in average subscribers, while gross activations are down slightly compared to the prior twelve month period. Supply chain disruptions over the past few quarters (discussed further below) have reduced equipment sales, and therefore activations, during 2022. However, we have recently experienced growth in our Latin American subscriber base; average subscribers for this region increased 13% and 3% for the three and six month periods respectively, and represents 10% and 3% of our average subscriber growth in total over the same periods. ARPU decreased by 1% for both the three and six months ended June 30, 2022 due to the mix of subscriber rate plans, including the continued popularity of our flex plans which carry lower rates than our traditional prepaid unlimited plans.

Commercial IoT service revenue increased 12% and 8%, respectively, for the three and six months ended June 30, 2022 due to a 6% increase in average subscribers for both periods. The increase in average subscribers is driven by higher gross subscriber activations of 25% and lower churn over the last twelve months. Despite supply chain issues causing significant production delays in 2022, Commercial IoT equipment sales increased over the last twelve months compared to the prior year period (discussed further below), which contributed to higher subscriber activations. Similar to SPOT, we have recently experienced steady growth in our Latin American subscriber base; average subscribers for this region increased 63% and 55% for the three and six month periods, respectively, and represent 9% and 7% of our average subscriber growth in total. For the three and six month periods, ARPU increased 6% and 2%, respectively, driven by the favorable mix of subscribers on various rate plans.

Engineering and other service revenue increased $6.8 million and $13.1 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. Fluctuations in engineering and other service revenue are due primarily to the timing and amount of revenue recognized associated with the Terms Agreement. The increase in revenue recognized during 2022 is due primarily to consideration received for performance obligations associated with our work to expand and upgrade our gateways around the globe and under the satellite procurement agreement. As previously discussed, we disconnected service to approximately 25,000 subscribers in Russia. During 2021, we billed less than $0.3 million to these subscribers and the revenue associated with these subscribers was recorded in Engineering and other service revenue.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.2 million and $0.4 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. These decreases were driven primarily by a lower sales volume of phones and accessories due to a lack of available inventory since these devices are no longer being manufactured.

Revenue from SPOT equipment sales decreased $0.6 million and $1.0 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. These decreases resulted from a lower sales volume. Two of our core SPOT products are on back order due to inventory shortages, which delayed the fulfillment of orders during the first half of 2022. We continue to see demand exceeding supply resulting from supply chain disruptions caused by component part shortages. We are actively working to address this issue and expect production to resume in the third quarter of 2022.

Revenue from Commercial IoT equipment sales decreased $0.2 million and increased $0.1 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. IoT equipment sales continue to be negatively impacted by component part shortages, which has impacted our ability to produce inventory at sufficient quantities to fulfill sales orders. This situation has resulted in significant back orders of two of our most profitable products. We expect these production issues to be resolved during the third quarter of 2022. Despite these challenges, sales volume of our SmartOne Solar was up 11% year over year and up 10% over the last twelve months.

Operating Expenses

Total operating expenses increased to $48.2 million from $46.3 million and increased to $94.6 million from $92.5 million, respectively, for the three and six months ended June 30, 2022 compared to the same periods in 2021. For both the three and six month periods, higher cost of services and a reduction in value of long-lived assets were offset by a reduction in the value of inventory. For the six month period, lower management, general and administrative ("MG&A") costs partially offset the increases noted above. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $1.6 million and $3.3 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. For the three and six month periods, personnel costs increased $0.4 million and $1.3 million, respectively; the year to date variance included $0.7 million related to annual cash bonuses and non-recurring separation pay during the first quarter of 2022. Higher lease expense associated with new teleport leases (including associated occupancy costs, such as utilities and other building services), which commenced throughout the second half of 2021, contributed to $0.5 million and $1.0 million, respectively, of the total increase. These leases were executed in connection with the gateway expansion project associated with the Terms Agreement; these lease and related costs are being reimbursed to us, and this consideration is being recognized as revenue (as further discussed above in Engineering and other service revenue). Higher professional fees and licensing costs related to our implementation of a new enterprise resource planning ("ERP") system, which went live in January 2022, as well as other costs for information technology security and maintenance contributed $0.3 million and $0.8 million, respectively, to the total increase.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $0.2 million and decreased $0.1 million for the three and six months ended June 30, 2022 from the same periods in 2021. These fluctuations are generally consistent with the fluctuations in total revenue from subscriber equipment sales, and were also impacted by the reversal of a prior year accrual for tariffs during the second quarter 2021. Pursuant to regulatory developments, we reversed this accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that we no longer believe will be due, resulting in an expense reduction of $0.9 million.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During the second quarter of 2021, we recorded a reduction in the value of inventory totaling $0.8 million. We wrote off certain Sat-Fi2 materials that are not likely to be used in production as well as defective inventory units that are not saleable. Similar activity did not occur at a significant level in 2022.

Marketing, General and Administrative

MG&A expenses were flat for the three month period and decreased $0.7 million for the six month period ended June 30, 2022, compared to the same periods in 2021. MG&A expense for both periods was impacted by certain non-recurring items, including lower subscriber acquisition costs of $0.5 million and $0.9 million, respectively, which was due primarily to the one-time deactivation of all Sat-Fi2 subscribers during the first half of 2021. Additionally, during 2021, we terminated our dealer program and reduced advertising spend for Duplex products and services; these items contributed $0.5 million and $1.0 million, respectively, to the decrease in MG&A expense for the three and six month periods. Finally, during the first quarter of 2022, we reversed a $1.0 million accrual related to professional services associated with the 2018 shareholder litigation based on our assessment of the likelihood of payment. Offsetting these decreases was an increase in personnel costs totaling $0.4 million and $1.6 million, for the three and six month periods; of which $0.3 million and $1.2 million, respectively were related to annual cash bonuses and non-recurring separation pay. Other smaller items contributed to the remaining variance in expense for both periods.

Reduction in Value of Long-Lived Assets

During the second quarter of 2022, we recorded a reduction in the value of intangible and other assets totaling $0.5 million. We wrote off work in progress associated with spectrum licensing efforts in certain countries around the world. We determined that attainment of such licenses was no longer probable based on discussions with regulators and other circumstances.

Other (Expense) Income

Gain on Extinguishment of Debt

Gain on extinguishment of debt for the three and six months ended June 30, 2021 was $2.7 million. In June 2021, the Small Business Administration ("SBA") approved our request for forgiveness of amounts outstanding under the Paycheck Protection Program ("PPP") loan. Accordingly, we recorded a gain on extinguishment of debt totaling $5.0 million during the second quarter of 2021. Offsetting this gain was a $2.3 million write-off of a portion of remaining deferred financing costs resulting from unscheduled principal repayments of the First Lien Facility Agreement during the second quarter of 2021. Similar activity did not occur in 2022.

Interest Income and Expense

Interest income and expense, net, decreased $3.6 million and $5.6 million during the three and six months ended June 30, 2022, compared to the same periods in 2021. The decrease for both periods was primarily driven by higher capitalized interest (which decreases interest expense) of $3.9 million and $4.8 million, respectively. Lower gross interest costs totaling $1.0 million also contributed to the decrease in expense for the six month period.

Gross interest costs were generally flat for the three month periods and down $1.0 million for the six month period. For the three month period, lower interest of $2.2 million associated with the 2009 Facility Agreement was offset by higher interest of $1.3 million on the 2019 Facility Agreement and imputed interest associated with the significant financing component related to advance payments from the customer under the Terms Agreement of $0.8 million. For the six month period, lower interest of $5.6 million associated with the 2009 Facility Agreement was offset by higher interest of $2.6 million on the 2019 Facility Agreement and imputed interest associated with the significant financing component related to advance payments from the customer under the Terms Agreement of $1.8 million.

Derivative Loss

We recorded derivative losses of $1.2 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively. We recorded derivative losses of $1.7 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. We recognize derivative gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The losses recorded during the three and six months ended June 30, 2022 were impacted primarily by an increase in the discount rate used in the valuation of the derivative associated with our 2019 Facility Agreement. For the six month period, the loss was offset partially by a gain on the valuation adjustment of the embedded derivative associated with our 2013 8.00% Notes. During the first quarter of 2022, the remaining holders of our 2013 8.00% Notes converted the principal balance into shares of Globalstar common stock. As a result of these conversions, we marked-to-market the embedded derivative and recorded a net gain due to a decrease in our stock price and a shorter term to maturity.

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

Foreign Currency (Loss) Gain

Foreign currency (loss) gain fluctuated by $11.5 million to a loss of $7.1 million for the three months ended June 30, 2022 from a gain of $4.4 million for the same period in 2021. Foreign currency (loss) gain fluctuated by $4.0 million to a loss of $3.9 million for the six months ended June 30, 2022 from a gain of $0.1 million for the same period in 2021. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For the three months ended June 30, 2022, the foreign currency loss was due to the weakening of the Canadian dollar, the Euro and the Brazilian real relative to the U.S. dollar. For the three months ended June 30, 2021, the foreign currency gain was due to the strengthening of the Canadian dollar, Euro and Brazilian real relative to the U.S. dollar. For the six months ended June 30, 2022, the foreign currency loss was due to the weakening of the Canadian dollar and the Euro real relative to the U.S. dollar. For the six months ended June 30, 2021, the foreign currency gain was due to the strengthening of the Canadian dollar and Brazilian real relative to the U.S. dollar largely offset by the weakening of the Euro relative to the U.S. dollar.

Liquidity and Capital Resources

Overview

Our principal near-term liquidity requirements include funding our operating costs, capital expenditures, and repayment of amounts being financed through our satellite vendor under the Procurement Agreement. Our principal sources of liquidity include cash on hand, cash flows from operations, and vendor financing. We also expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged; we are actively pursuing a new debt financing arrangement to repay and fund amounts due under the Procurement Agreement. With this financing, we expect that our current sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations.

As of June 30, 2022 and December 31, 2021, we held cash and cash equivalents of $13.1 million and $14.3 million, respectively, on our condensed consolidated balance sheet.

The total carrying amount of our debt outstanding was $257.5 million at June 30, 2022, compared to $237.9 million at December 31, 2021.

The $19.5 million increase in carrying value of our debt was due to a higher carrying value of the 2019 Facility Agreement of $20.9 million due to the accrual of PIK interest and the accretion of debt discount offset by a reduction in the remaining principal balance of the 2013 8.00% Notes totaling $1.4 million, which were converted into shares of Globalstar common stock during the first quarter of 2022.

Cash Flows for the six months ended June 30, 2022 and 2021

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$20,771	$55,920
Net cash used in investing activities	(22,392)	(11,998)
Net cash provided by (used in) financing activities	449	(45,228)
Effect of exchange rate changes on cash and cash equivalents	9	(9)
Net decrease in cash and cash equivalents	$(1,163)	$(1,315)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of engineering and other service contracts. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2022 was $20.8 million compared to $55.9 million during the same period in 2021. The primary driver for the decrease was due to unfavorable working capital changes offset partially by higher net income after adjusting for noncash items. During 2021, working capital changes were favorably impacted by prepayments made by the customer to the Terms Agreement totaling $51.6 million, which were recorded as deferred revenue (see Note 2: Revenue to our condensed consolidated financial statements for further discussion). The timing of vendor payments also impacted the change in working capital to a lesser extent.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $22.4 million for the six months ended June 30, 2022 compared to $12.0 million for the same period in 2021. Net cash used in investing activities during both periods was related primarily to network upgrades associated with the Terms Agreement, including higher costs associated with the procurement and deployment of new antennas for our gateways and the preparation and launch of our on-ground spare satellite, which occurred in June 2022. Cash used in investing activities increased in 2022 due primarily to costs to support the spare satellite launch, offset partially by lower costs associated with gateway upgrades as that portion of the project nears completion. Purchases of intangible assets related to our MSS and terrestrial spectrum licensing initiatives were also uses of cash during both periods.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $45.2 million during the six month period ended June 30, 2021, including principal payments of the 2009 Facility Agreement totaling $89.2 million and $43.7 million received in proceeds from the exercise of the warrants issued with our 2019 Facility Agreement. There were no meaningful cash flows from financing activities during the first six months of 2022.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

2019 Facility Agreement

In 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). As of June 30, 2022, the principal amount outstanding under the 2019 Facility Agreement was $282.0 million. As of June 30, 2022, we were in compliance with all the covenants of the 2019 Facility Agreement, except as it relates to capital expenditures. In August 2022, we received a waiver letter from our lenders increasing permitted capital expenditures for 2022.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. We generated excess cash flow for the six-month measurement period ended June 30, 2022 and expect to make a prepayment of approximately $6.0 million in August 2022.

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

Vendor Financing

In February 2022, we entered into a satellite procurement agreement (see Note 8: Commitments and Contingencies to our condensed consolidated financial statements for further discussion). This agreement provides for payment deferrals of milestone payments from February 2022 through August 2022 at a 0% interest rate. Deferred payments are due in August 2022 under the terms of the agreement. We intend to seek an extension of the maturity date while we pursue a new debt financing for the funding of the construction and launch costs for these satellites.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2022, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2022.

(b) Changes in internal control over financial reporting.

As of June 30, 2022, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. During the first quarter of 2022, we implemented a new enterprise resource planning ("ERP") system, which replaced our existing financial systems. The implementation and transition to the new ERP system resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. As a result of this implementation, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.

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

GLOBALSTAR, INC.

Date:	August 9, 2022	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)