Form 10-Q
period 2022-09-30
Globalstar, Inc.
filed 2022-11-03
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of October 28, 2022, 1,801 million shares of voting common stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Service revenue	$33,301	$27,848	$95,693	$76,551
Subscriber equipment sales	4,325	4,766	11,505	13,271
Total revenue	37,626	32,614	107,198	89,822
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	11,294	9,648	32,783	27,848
Cost of subscriber equipment sales	3,490	4,099	9,153	9,856
Cost of subscriber equipment sales - reduction in the value of inventory	8,537	71	8,553	853
Marketing, general and administrative	10,707	9,196	29,741	28,974
Reduction in value of long-lived assets	166,001	242	166,526	242
Depreciation, amortization and accretion	24,238	24,072	72,151	72,031
Total operating expenses	224,267	47,328	318,907	139,804
Loss from operations	(186,641)	(14,714)	(211,709)	(49,982)
Other (expense) income:
(Loss) gain on extinguishment of debt	—	(829)	—	1,835
Interest income and expense, net of amounts capitalized	(7,583)	(11,406)	(24,300)	(33,758)
Derivative gain (loss)	662	229	(1,066)	(2,210)
Foreign currency loss	(9,406)	(4,752)	(13,297)	(4,642)
Pension settlement loss	(1,501)	—	(1,501)	—
Other	(45)	473	344	407
Total other (expense) income	(17,873)	(16,285)	(39,820)	(38,368)
Loss before income taxes	(204,514)	(30,999)	(251,529)	(88,350)
Income tax (benefit) expense	(153)	(114)	51	317
Net loss	$(204,361)	$(30,885)	$(251,580)	$(88,667)

Other comprehensive loss:
Foreign currency translation adjustments	6,613	3,185	11,249	3,269
Defined benefit pension plan liability adjustment	2,073	$—	$2,073	$—
Comprehensive loss	$(195,675)	$(27,700)	$(238,258)	$(85,398)

Net loss per common share:
Basic	$(0.11)	$(0.02)	$(0.14)	$(0.05)
Diluted	(0.11)	(0.02)	(0.14)	(0.05)
Weighted-average shares outstanding:
Basic	1,800,504	1,793,144	1,799,364	1,755,362
Diluted	1,800,504	1,793,144	1,799,364	1,755,362
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,749	$14,304
Accounts receivable, net of allowance for credit losses of $2,923 and $2,962, respectively	29,594	21,182
Inventory	8,563	13,829
Prepaid expenses and other current assets	13,085	19,558
Total current assets	65,991	68,873
Property and equipment, net	532,680	672,156
Operating lease right of use assets, net	28,396	32,041
Prepaid satellite construction costs and related customer receivable	83,178	—
Intangible and other assets, net of accumulated amortization of $10,633 and $11,189, respectively	36,293	41,036
Total assets	$746,538	$814,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,867	$6,247
Vendor financing	63,765	—
Accrued expenses	28,048	28,947
Payables to affiliates	142	444
Deferred revenue	53,121	25,927
Total current liabilities	146,943	61,565
Long-term debt	262,175	237,932
Operating lease liabilities	25,796	29,237
Deferred revenue, net	171,651	112,054
Other non-current liabilities	4,393	7,887
Total non-current liabilities	464,015	387,110

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 100,000,000 shares authorized and none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; one share authorized and none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,800,523,430 and 1,796,528,871 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	180	180
Nonvoting Common Stock of $0.0001 par value; no shares authorized and none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,155,117	2,146,710
Accumulated other comprehensive income	15,212	1,890
Retained deficit	(2,034,929)	(1,783,349)
Total stockholders’ equity	135,580	365,431
Total liabilities and stockholders’ equity	$746,538	$814,106
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2022	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	703	—	2,230	—	—	2,230
Contribution of services	—	—	47			47
Recognition of stock-based compensation of employee stock purchase plan	—	—	117	—	—	117
Common stock issued in connection with conversion of 2013 8.00% Notes	2,253	—	2,548	—	—	2,548
Other comprehensive loss	—	—	—	(679)	—	(679)
Net loss	—	—	—	—	(20,462)	(20,462)
Balances – March 31, 2022	1,799,485	$180	$2,151,652	$1,211	$(1,803,811)	$349,232
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	546	—	879	—	—	879
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	446	—	617	—	—	617
Other comprehensive income	—	—	—	5,315	—	5,315
Net loss	—	—	—	—	(26,757)	(26,757)
Balances – June 30, 2022	1,800,477	$180	$2,153,195	$6,526	$(1,830,568)	$329,333
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	46	—	1,815	—	—	1,815
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	60	—	—	60
Other comprehensive income	—	—	—	8,686	—	8,686
Net loss	—	—	—	—	(204,361)	(204,361)
Balances – September 30, 2022	1,800,523	$180	$2,155,117	$15,212	$(2,034,929)	$135,580

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
Balances – January 1, 2021	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	1,998	—	1,932	—	—	1,932
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	79	—	—	79
Issuance of stock for warrant exercises	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	3,242	—	3,242
Net loss	—	—	—	—	(36,333)	(36,333)
Balances – March 31, 2021	1,791,703	$179	$2,142,290	$298	$(1,707,057)	$435,710
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	173	—	576	—	—	576
Contribution of services	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	1,187	—	406	—	—	406
Other comprehensive loss	—	—	—	(3,158)	—	(3,158)
Net loss	—	—	—	—	(21,449)	(21,449)
Balances – June 30, 2021	1,793,063	$179	$2,143,319	$(2,860)	$(1,728,506)	$412,132
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	244	—	544	—	—	544
Contribution of services	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	102	—	—	102
Other comprehensive income	—	—	—	3,185	—	3,185
Net loss	—	—	—	—	(30,885)	(30,885)
Balances – September 30, 2021	1,793,307	$179	$2,144,012	$325	$(1,759,391)	$385,125
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows provided by operating activities:
Net loss	$(251,580)	$(88,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	72,151	72,031
Change in fair value of derivatives	1,066	2,210
Stock-based compensation expense	4,433	3,044
Amortization of deferred financing costs	419	2,341
Reduction in value of long-lived assets and inventory	175,079	1,095
Provision for credit losses	754	1,029
Noncash interest and accretion expense	23,788	26,537
Unrealized foreign currency loss	13,399	4,639
Loss on pension settlement	1,501	—
Gain on extinguishment of debt	—	(1,835)
Noncash reversal of tariff accrual	—	(912)
Other, net	(3,002)	(625)
Changes in operating assets and liabilities:
Accounts receivable	(952)	(7,013)
Inventory	(1,295)	276
Prepaid expenses and other current assets	1,788	(1,595)
Other assets	352	(1,883)
Accounts payable and accrued expenses	(10,272)	15,197
Payables to affiliates	(303)	(309)
Other non-current liabilities	(2,602)	(259)
Deferred revenue	6,981	81,865
Net cash provided by operating activities	31,705	107,166
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(18,604)	(24,766)
Property and equipment additions	(5,839)	(4,209)
Sale of property and equipment	—	350
Purchase of intangible assets	(863)	(1,408)
Net cash used in investing activities	(25,306)	(30,033)
Cash flows used in financing activities:
Principal payments of the 2019 Facility Agreement	(6,341)	—
Principal payments of the 2009 Facility Agreement	—	(126,664)
Proceeds from exercise of warrants	—	43,678
Payments for debt and equity issuance costs	—	(133)
Proceeds from issuance of common stock and exercise of options	455	394
Net cash used in financing activities	(5,886)	(82,725)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	(57)
Net increase (decrease) in cash, cash equivalents and restricted cash	445	(5,649)
Cash, cash equivalents and restricted cash, beginning of period	14,304	68,023
Cash, cash equivalents and restricted cash, end of period	$14,749	$62,374

	As of:
	September 30, 2022	December 31, 2021
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$14,749	$14,304
Total cash and cash equivalents cash shown in the statement of cash flows	$14,749	$14,304

	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4,017

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$8,615	$1,703
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,305	379
Satellite construction assets acquired through vendor financing arrangement	69,896	—
Forgiveness of principal and interest of Paycheck Protection Program loan	—	5,030

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications and wholesale capacity services through its global satellite network. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates, (collectively, “Thermo”) is the principal owner and largest stockholder of Globalstar. The Company’s Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recent Developments

Service Agreements

On September 7, 2022, Apple Inc. (“Partner”) announced new satellite-enabled services for certain of its products (the “Services”). The Company will be the satellite operator for these Services pursuant to the agreement (the “Service Agreement”) first disclosed in the Company’s Form 10-K for the year ended December 31, 2019, and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Services constitute the potential service which was previously described and disclosed as the Terms Agreement.

Since execution of the Service Agreements in 2020, the parties have completed several milestones including (i) a feasibility phase, (ii) material upgrades to Globalstar’s ground network, (iii) construction of 10 new gateways around the world, (iv) the successful launch of the ground spare satellite, and (v) rigorous in-field system testing.

The Service Agreements generally require Globalstar to allocate network capacity (as described below) to support the Services and provide for the inclusion of Globalstar’s Band 53/n53 in Partner’s cellular-enabled devices that use the Services, for use by third parties, subject to certain terms and conditions.

It is currently expected that Partner will make the Services available to customers during the fourth quarter of 2022 (the “Service Launch”).

Discontinuation of Second-Generation Duplex Products and Services

The Company has been evaluating the continuation of second-generation Duplex services in light of other potential uses for the Company’s capacity, such as those within the Service Agreements. In early 2021, the Company terminated its second-generation Duplex services, which supported approximately 1,800 subscribers, to allow extended testing of the Services to Partner; however, such termination was considered temporary unless or until Partner announced its intent to proceed with launch of the Services. Due to this shift in strategy triggered by Partner's September announcement, the Company evaluated the recoverability of its second-generation Duplex assets, including gateway property, prepaid licenses and royalties, and inventory during the third quarter of 2022. As a result of this shift in strategy, the Company recorded reductions in the value of equipment and long-lived assets totaling $174.3 million during the third quarter of 2022 (refer to Note 7: Fair Value Measurements for further discussion). The Company will continue to support first-generation Duplex services, including voice communications and data transmissions.

Refer to Note 2: Revenue, Note 3: Leases, Note 4: Property and Equipment and Note 8: Commitments and Contingencies for further discussion of the financial statement impact of the Service Agreements.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service revenue:
Subscriber services
Duplex	$9,021	$9,632	$22,103	$23,530
SPOT	11,753	11,873	34,544	33,996
Commercial IoT	4,673	4,458	14,381	13,443
Wholesale capacity services (1)	6,972	1,301	22,640	3,999
Engineering and other services	882	584	2,025	1,583
Total service revenue	33,301	27,848	95,693	76,551

Subscriber equipment sales:
Duplex	$15	$265	$288	$889
SPOT	1,558	2,619	4,707	6,764
Commercial IoT	2,713	1,841	6,427	5,452
Other	39	41	83	166
Total subscriber equipment sales	4,325	4,766	11,505	13,271

Total revenue	$37,626	$32,614	$107,198	$89,822

(1) Prior to the third quarter of 2022, revenue from Wholesale capacity services was included in Engineering and other services in the table above. Wholesale capacity services include satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways under the Service Agreements with Partner.

As consideration for the services to be provided by Globalstar after the Service Launch, Partner will make payments to Globalstar under the Service Agreements, including a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria. Additionally, following the launch of the next-generation satellites being constructed pursuant to the satellite procurement agreement, Partner has agreed to make additional service payments equal to (i) 95% of the approved capital expenditures under the satellite procurement agreement and related launch costs (to be paid on a straight-line basis over the useful life of the satellites); (ii) certain costs of the Company’s borrowings related to the new satellites; and (iii) other approved costs.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Service revenue:
United States	$24,250	$19,677	$71,413	$54,348
Canada	5,288	5,236	13,105	13,442
Europe	1,737	2,039	4,891	5,607
Central and South America	1,898	996	5,882	2,592
Others	128	(100)	402	562
Total service revenue	$33,301	$27,848	$95,693	$76,551

Subscriber equipment sales:
United States	$2,034	$3,130	$5,817	$7,740
Canada	1,634	563	3,311	2,430
Europe	231	505	1,176	1,511
Central and South America	420	546	1,177	1,538
Others	6	22	24	52
Total subscriber equipment sales	$4,325	$4,766	$11,505	$13,271

Total revenue	$37,626	$32,614	$107,198	$89,822

Accounts Receivable

The Company records trade accounts receivable from its customers, including MSS subscribers and Partner under the Service Agreements, when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. In addition to receivables arising from the sale of goods or services, the Company also has certain arrangements whereby it acts as an agent to procure goods and perform services on behalf of Partner under the Service Agreements.

Receivables are included in Accounts receivable, net of allowance for credit losses, on the Company's consolidated balance sheets except for the long-term portion of the wholesale capacity accounts receivable, which is included in Prepaid satellite construction costs and related customer receivable. The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled revenue (amounts in thousands).

	As of:
	September 30, 2022	December 31, 2021
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$13,954	$12,825
Wholesale capacity accounts receivable	12,727	1,861
Agency agreement accounts receivable	2,913	6,496
Total accounts receivable, net of allowance for credit losses	$29,594	$21,182
Long-term wholesale capacity accounts receivable	69,646	—
Total accounts receivable (short-term and long-term), net of allowance for credit losses	$99,240	$21,182

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. Under the Service Agreements, subject to certain conditions, Partner is required to reimburse 95% of the capital expenditures and certain other costs incurred for this contract. In accordance with the expected timing of payment from Partner, $11.6 million is recorded in Wholesale capacity accounts receivable and $69.6 million is recorded as in Long-term wholesale capacity accounts receivable in the table above.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. Contract liabilities reflect balances from its customers, including MSS subscribers and the Partner under the Service

Agreements. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of:
	September 30, 2022	December 31, 2021
Short-term contract liabilities
Subscriber contract liabilities	$23,212	$24,940
Wholesale capacity contract liabilities	29,909	987
Total short-term contract liabilities	$53,121	$25,927
Long-term contract liabilities
Subscriber contract liabilities	$1,669	$1,783
Wholesale capacity contract liabilities, net of contract asset	169,982	110,271
Total long-term contract liabilities	$171,651	$112,054
Total contract liabilities	$224,772	$137,981

For subscriber contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2022 and 2021 from performance obligations included in the contract liability balance at the beginning of these periods was $22.8 million and $23.8 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2022 and 2021 from performance obligations included in the contract liability balance at the beginning of these periods was less than $0.1 million and zero, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of September 30, 2022, the Company expects to recognize $23.2 million, or approximately 93%, of its remaining performance obligations during the next twelve months. The term of the Company's wholesale capacity contract with its Partner under the Service Agreements is indefinite; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods. As of September 30, 2022, the Company expects to recognize $29.9 million, or approximately 15%, of its remaining performance obligations during the next twelve months.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	September 30, 2022	December 31, 2021
Wholesale capacity contract liabilities, net:
Advanced payments for services expected to be performed with the second-generation satellite constellation during Phase 1 (1)	$99,405	$96,362
Advanced payments for services expected to be performed with the recently launched ground spare satellite during Phases 1 and 2	25,652	16,981
Advanced payments (both received and contractually owed) for services expected to be performed with the next-generation satellite constellation during Phase 2	78,151	—
Contract asset	(3,317)	(2,085)
Wholesale capacity contract liabilities, net	$199,891	$111,258

(1) In accordance with applicable accounting guidance, the Company records imputed interest associated with the significant financing component, totaling $4.9 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively, which is included in deferred revenue.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:
	September 30, 2022	December 31, 2021
Operating leases:
Right-of-use asset, net	$28,396	$32,041

Short-term lease liability (recorded in accrued expenses)	2,464	2,501
Long-term lease liability	25,796	29,237
Total operating lease liabilities	$28,260	$31,738

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$109	$8

Short-term lease liability (recorded in accrued expenses)	17	6
Long-term lease liability (recorded in non-current liabilities)	75	3
Total finance lease liabilities	$92	$9

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost:
Amortization of right-of-use assets	$584	$661	$1,908	$1,815
Interest on lease liabilities	571	545	1,848	1,256
Capitalized lease cost	(215)	—	(702)	—
Finance lease cost:
Amortization of right-of-use assets	4	1	7	9
Short-term lease cost	205	38	413	117
Total lease cost	$1,149	$1,245	$3,474	$3,197

In accordance with the Service Agreements, the Company began capitalizing certain costs to fulfill this contract during the fourth quarter of 2021, including lease expense, as shown in the table above. These capitalized lease costs will be amortized over the expected term of the related performance obligation.

Interest on finance lease liabilities was less than $0.1 million for the three and nine months ended September 30, 2022 and 2021; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:
	September 30, 2022	December 31, 2021

Weighted-average lease term
Finance leases	4.8 years	1.6 years
Operating Leases	9.9 years	10.6 years

Weighted-average discount rate
Finance leases	10.2%	7.0%
Operating leases	8.4%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,675	$3,420

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the nine months ended September 30, 2022 and 2021; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of September 30, 2022 (amounts in thousands):

	Operating Leases	Finance Leases

2022 (remaining)	$1,180	$8
2023	4,775	25
2024	4,649	23
2025	4,677	23
2026	4,724	23
Thereafter	21,584	15
Total lease payments	$41,589	$117
Imputed interest	(13,329)	(25)
Discounted lease liability	$28,260	$92

As of September 30, 2022, the Company executed additional operating leases for new gateway locations. These leases have not yet commenced as of September 30, 2022, since the lessors are continuing to ready the sites for use. Accordingly, these leases are not included on the consolidated balance sheet as of September 30, 2022 or in the maturity table above. The Company is in the process of evaluating these lease obligations and expects the impact of these leases to be an increase of right of use assets and lease liabilities of approximately $4.7 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Globalstar System:
Space component
First and second-generation satellites in service	$1,262,254	$1,195,509
Second-generation satellite, on-ground spare	—	32,442
Ground component	79,848	282,268
Construction in progress:
Space component	63,504	16,394
Ground component	16,303	33,998
Other	8,658	4,123
Total Globalstar System	1,430,567	1,564,734
Internally developed and purchased software	22,127	20,823
Equipment	8,002	8,590
Land and buildings	1,662	1,149
Leasehold improvements	2,075	2,088
Total property and equipment	1,464,433	1,597,384
Accumulated depreciation	(931,753)	(925,228)
Total property and equipment, net	$532,680	$672,156

Amounts included in "second-generation satellite, on-ground spare" in the table above consist of costs related to one of the Company's second-generation satellites that was stored as an on-ground spare satellite until its launch in June 2022. The costs to prepare this satellite for launch were included in "construction in progress - space component" in the table above prior to its launch. During 2022, $66.7 million in costs associated with the construction and launch of this spare satellite (including capitalized interest) were placed into service. Since this satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed, it was placed into service following its successful launch.

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. As of September 30, 2022, the Company recorded $13.5 million as prepaid satellite construction costs and $56.4 million in construction in progress on its consolidated balance sheet. As the Company incurs this construction in progress, it earns the right to receive certain payments from Partner associated with this phase of the Service Agreements as well as certain associated advanced payments under the Service Agreements.

The ground component of construction in progress includes costs incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas. During 2022, the Company placed $16.8 million of costs into service associated with these antennas (including capitalized interest), which are included in ground component in the table above. These capital expenditures relate primarily to gateway upgrade work in connection with the Service Agreements.

As discussed in Note 1: Basis of Presentation and Note 7: Fair Value Measurements, the Company evaluated the recoverability of its second-generation Duplex assets on September 7, 2022. This evaluation resulted in the removal of the second-generation Duplex assets from the Company's long-lived asset grouping. The reduction in value of long-lived assets recorded during the third quarter of 2022 totaled $161.2 million. The table below reflects the reduction in value of long-lived assets by each component of Property and equipment, net, and Intangible and other assets, net, previously recorded on the Company's consolidated balance sheets (amounts in thousands, reflected net of accumulated depreciation and amortization, as applicable, prior to their write downs).

Three months ended September 30, 2022
Property and equipment, net
Ground component	$154,144
Construction in progress: ground component	5,545
Equipment	202
Total property and equipment, net	$159,891
Intangible and other assets, net	$1,271
Total reduction in value of long-lived assets	$161,162

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	September 30, 2022			December 31, 2021
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2019 Facility Agreement	$285,296	$23,121	$262,175	$263,812	$27,287	$236,525
Vendor financing	63,765	—	63,765	—	—	—
8.00% Convertible Senior Notes Issued in 2013	—	—	—	1,407	—	1,407
Total debt and vendor financing	$349,061	$23,121	$325,940	$265,219	$27,287	$237,932
Less: current portion	63,765	—	63,765	—	—	—
Long-term debt and vendor financing	$285,296	$23,121	$262,175	$265,219	$27,287	$237,932

The principal amounts shown above include payment of in-kind interest. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. All amounts outstanding associated with the Company's vendor financing arrangement are due within the next twelve months and, therefore, are reflected as a current liability on the Company's consolidated balance sheets.

2019 Facility Agreement

In November 2019, the Company entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid in kind (or in cash at the option of the Company). In August 2022, the Company received a waiver letter from its lenders increasing permitted capital expenditures for 2022. As of September 30, 2022, the Company was in compliance with the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. The Company generated excess cash flow for the six-month measurement period ended June 30, 2022 and was required to pay $6.3 million to its lenders in August 2022. This payment reduced future principal payment obligations.

The Service Agreements require the Company to refinance all loans outstanding under the 2019 Facility Agreement; the portion held by Thermo is to be refinanced upon commencement of Services (expected to be November 2022) and the remaining portion is to be refinanced within 90 days of the commencement of Services.

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2019 Facility Agreement.

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation (“MDA”) (see Note 8: Commitments and Contingencies for further discussion). As of September 30, 2022, the Company had recorded $63.8 million in short-term vendor financing on its consolidated balance sheet associated with this agreement. This agreement provided for deferrals of milestone payments through August 2022 at a 0% interest rate.

On October 28, 2022, the Company executed an amendment to extend this payment deferral date and allow for other related changes in terms, including two $7.0 million payments (one of which was made on October 31, 2022 and the second is required to be made in November 2022) and interest that will accrue on the amount outstanding at an annual rate of 7%. The total interest accrued was $0.2 million as of September 30, 2022. All remaining amounts outstanding are required to be paid in December 2022. Concurrently, the Company continues to pursue debt financing for the funding of the construction and launch costs for these satellites (discussed below).

New Satellite Construction Financing

As discussed in Note 4: Property and Equipment and Note 8: Commitments and Contingencies, the Company entered into a contract with MDA to construct new satellites. Under the Service Agreements, the Company is required to raise additional debt capital for the construction and launch of the new satellites and targets to complete such financing during the fourth quarter of 2022.

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

As a result of the conversions during 2022, the Company recorded gains and losses on extinguishment of debt resulting from the difference between the fair value of shares of Globalstar common stock issued to the holders and the principal amount of the notes that converted as well as the write-offs of the embedded derivative associated with the 2013 8.00% Notes. The net impact to the Company's condensed consolidated statement of operations in 2022 was a gain of less than $0.1 million.

Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

2009 Facility Agreement

In 2009, the Company entered into a facility agreement with a syndicate of bank lenders, including BNP Paribas, Société Générale, Natixis, Crédit Agricole Corporate and Investment Bank and Crédit Industriel et Commercial, as arrangers, and BNP Paribas, as the security agent (the "2009 Facility Agreement"). The 2009 Facility Agreement was fully repaid in November 2021. As a result of prepayments made under the 2009 Facility Agreement during the second and third quarters of 2021, the Company wrote off $2.3 million and $0.8 million, respectively, in deferred financing costs, which represented the portion of debt prepaid by the Company in the second and third quarters of 2021, and were recorded as a loss on extinguishment of debt on its condensed consolidated statements of operations.

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

6. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s existing borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Derivative (liabilities) assets:
Compound embedded derivative with the 2019 Facility Agreement	$(798)	$484
Compound embedded derivative with the 2013 8.00% Notes	$—	(1,364)

As of September 30, 2022 and December 31, 2021, the derivative (liability) asset recorded for the Compound embedded derivative with the 2019 Facility Agreement was reflected in Other non-current liabilities and Intangible and other assets, net, respectively, on the Company's consolidated balance sheets. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative is no longer outstanding.

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Compound embedded derivative with the 2013 8.00% Notes	$—	$284	$216	$(2,537)
Compound embedded derivative with the 2019 Facility Agreement	662	(55)	(1,282)	327
Total derivative gain (loss)	$662	$229	$(1,066)	$(2,210)

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$(798)	$(798)
Total liabilities measured at fair value	$—	$—	$(798)	$(798)

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$484	$484
Total assets measured at fair value	$—	$—	$484	$484

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(1,364)	$(1,364)
Total liabilities measured at fair value	$—	$—	$(1,364)	$(1,364)

2013 8.00% Notes

The significant quantitative Level 3 inputs utilized in the valuation model are shown in the table below:

	December 31, 2021
	Stock Price Volatility	Risk-Free Interest Rate	Note Conversion Price	Discount Rate	Market Price of Common Stock
Compound embedded derivative with the 2013 8.00% Notes	120% - 139%	0.5%	$0.69	18%	$1.16

Fluctuation in the Company’s stock price and stock price volatility were significant drivers of the change in the compound embedded derivative with the 2013 8.00% Notes. Increases in these inputs resulted in a higher fair value measurement.

2019 Facility Agreement

 The compound embedded derivative with the 2019 Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 22% and 13% at September 30, 2022 and December 31, 2021, respectively. When the discount yield utilized in the valuation is higher than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in a liability for the Company. Conversely, when the discount yield is lower than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in an asset for the Company. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement. As the expected timing and amount of prepayments decrease, the fair value of the embedded derivative also decrease. During the third quarter of 2022, the Company's expected probability of refinancing the 2019 Facility Agreement increased and therefore the fair value of the embedded derivative reduced. See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of period, January 1, 2022 and 2021, respectively	$(880)	$163
Derivative adjustment related to conversions	1,148	—
Unrealized loss, included in derivative loss	(1,066)	(1,043)
Balance at end of period, September 30, 2022 and December 31, 2021, respectively	$(798)	$(880)
Fair Value of Debt Instruments and Vendor Financing
The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement without incurring significant additional costs. Unlike typical long-term debt, certain terms for this instrument are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The Company's vendor financing arrangement is recorded at net carrying value, which approximates fair value. As previously disclosed, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock during 2022; accordingly, there is no value in the table below as of September 30, 2022. The following table sets forth the carrying value and estimated fair value of the Company's Level 3 financial instrument (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$—	$—	$1,407	$1,265
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

Prepaid and Other Current Assets, Intangible and Other Assets and Long-Lived Assets

Prepaid and other current assets, intangible and other assets and long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During 2022, the Company wrote down the value of certain assets as reflected in the table below (in thousands).

	Reduction in the Value of Assets
	Three Months Ended	Nine Months Ended
	September 30, 2022
Prepaid and other current assets
Prepaid licenses and royalties (1)	$183	$183
Intangible and other assets, net
Prepaid licenses and royalties (1)	4,514	4,514
Internally developed technology and software (2)	1,271	1,271
Spectrum intangible assets (3)	142	667
Property and equipment, net (2)	159,891	159,891
Grand Total	$166,001	$166,526

(1).While developing its second-generation Duplex products and services, the Company signed various licensing and royalty agreements necessary for the manufacture and distribution of such products and services. These prepayments were classified as either current or non-current based on the estimated portion of expense to be recognized over the next twelve months. As of September 7, 2022, approximately $0.2 million and $4.5 million, respectively, was recorded in Prepaid and other current assets and Intangible and other assets, net, on the Company's consolidated balance sheets. On September 7, 2022, these prepaid assets were no longer considered recoverable. The Company recorded a reduction in value of long-lived assets on its condensed consolidated statements of operations for the amount shown in the table above during the third quarter of 2022.

(2).During 2018 and 2019, the Company placed into service second-generation ground Duplex assets (including associated developed technology and software upgrades) which represented the gateways capable of providing commercial traffic to support Sat-Fi2®. Additionally, the Company recorded certain costs in construction in progress for spare software associated with the second-generation Duplex assets. On September 7, 2022, the Company re-assessed its asset grouping for long-lived assets and determined that the second-generation Duplex assets are no longer part of the Company's overall satellite and ground network. These second-generation Duplex assets will no longer provide future cash flows to the Company. As of September 7, 2022, approximately $1.3 million was recorded in Intangible and other assets, net, and $159.9 million was recorded in Property and equipment, net. The Company recorded a reduction in value of long-lived assets on its condensed consolidated statements of operations for the amount shown in the table above during the third quarter of 2022.

(3).During the second and third quarters of 2022, the Company wrote off approximately $0.5 million and $0.1 million, respectively, of work in progress associated with its spectrum intangible assets, previously recorded in Intangible and other assets, net, on its consolidated balance sheets. The work in progress was related to efforts to obtain spectrum licensing authority in certain countries around the world; during the second and third quarters of 2022, the Company determined that it would not continue pursing such authorities in these countries and recorded a reduction in the value of long-lived assets in its condensed consolidated statements of operations during the nine months ended September 30, 2022.

Inventory

In addition to the items discussed above relative to the Company's second-generation Duplex assets, the Company wrote down the value of equipment held in inventory during the third quarter of 2022. Included in the Company's inventory balance were second-generation Duplex assets, including finished goods, chips and component parts to be used in manufacturing such devices as well as second-generation Duplex gateway spare parts, totaling $6.9 million. Additionally, the Company recorded amounts prepaid to its product manufacturer related to second-generation Duplex products, previously included in Prepaid and other current assets on its consolidated balance sheets totaling $1.6 million. The Company concluded that there was no remaining net realizable value of its second-generation Duplex inventory including prepayments to its product manufacturer. Accordingly, during the third quarter of 2022, the Company recorded a reduction in the value of inventory and prepaid and other current assets totaling $8.5 million on its condensed consolidated statements of operations, representing the carrying value of these assets on September 7, 2022.

8. COMMITMENTS AND CONTINGENCIES

Service Agreements

The Service Agreements set forth the primary terms for the Company to provide services to Partner and incur costs related primarily to new gateways and upgrades at existing gateways as well as satellite construction and launch costs. The Service Agreements have no expiration date but provide that each party may terminate subject to certain notice requirements and, in some cases, other conditions. In the event Partner terminates the agreements or the deliverables for the second phase of the contract, Partner will reimburse the Company for the cost of materials purchased or manufactured through the date of such termination notice, subject to certain conditions. The Service Agreements also provide for various commitments with which the Company must comply, including to:

•Allocate 85% of its current and future network capacity to support the Services;

•Provide and maintain all resources, including personnel, software, satellite, gateways, satellite spectrum and regulatory rights necessary to provide the Services (the “Required Resources”);

•Prioritize the Services and provide Partner with priority access to the Required Resources, including the Company’s licensed satellite spectrum;

•Maintain minimum quality and coverage standards and provide continuity of service;

•Allow Partner to recoup advance payments made to Globalstar from future service fees or, to the extent recoupment is not possible, to repay such amounts in cash; and,

•Provide the Resource Protections as defined in the Service Agreements.

The Service Agreements require the Company to raise additional debt capital for the construction and launch of the new satellites, which the Company targets to be complete during the fourth quarter of 2022.

The Service Agreements require the Company (i) upon commencement of the Services, to refinance all loans outstanding under the 2019 Facility Agreement that are held by affiliates of the Thermo and (ii) within 90 days of the commencement of the Services, to refinance all loans outstanding under the 2019 Facility Agreement that are held by persons other than Thermo.

The Service Agreements also provide that Partner may elect to receive warrants (the "Warrants") to purchase up to 2.64% of the Company’s outstanding common stock (see further discussion in Note 11: Loss Per Share). In addition, Partner has the right, but not the obligation, to participate in certain issuances of the Company’s equity securities, in order to maintain its percentage interest in the Company (determined on a fully diluted basis, assuming exercise of all the Warrants).

Refer to Note 1: Basis of Presentation, Note 2: Revenue, Note 3: Leases, Note 4: Property and Equipment and Note 5: Long-Term Debt and Other Financing Arrangements for further discussion.

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA pursuant to which Globalstar will acquire 17 satellites that will replenish Globalstar's existing constellation of satellites and ensure long-term continuity of its mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to Partner under the Service Agreements, as well as services to Globalstar’s current and future customers. Globalstar maintains the option to acquire additional satellites under the contract. Globalstar plans to contract separately for launch services and launch insurance for the new satellites. The total contract price for the initial 17 satellites is $327.0 million; Globalstar has the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The satellites are expected to be manufactured during the next three years. Under the Service Agreements, subject to certain conditions, Partner is required to reimburse 95% of the capital expenditures and certain other costs incurred for this contract.

Refer to Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the vendor financing arrangement with MDA.

9. RELATED PARTY TRANSACTIONS

Payables to Thermo and other affiliates related to normal purchase transactions were $0.1 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year in 2019 and increase at a rate of 2.5% per year, for a lease term of ten years. During each of the nine months ended September 30, 2022 and 2021, the Company incurred lease expense of $1.2 million under this lease agreement.

In November 2019, the Company entered into the 2019 Facility Agreement. Thermo's participation in the 2019 Facility Agreement was $95.1 million. This principal balance earns paid-in-kind interest at a rate of 13% per annum. Interest accrued since inception with respect to Thermo's portion of the debt outstanding on the 2019 Facility Agreement was approximately $39.4 million, of which $9.7 million was accrued during the nine months ended September 30, 2022. As discussed in Note 8: Commitments and Contingencies, the Service Agreements require the Company to refinance all loans outstanding under the 2019 Facility Agreement; the portion associated with Thermo is required to be refinanced upon commencement of Services, which is expected to be during the fourth quarter of 2022.

In connection with the Service Agreements, in September 2022, Partner and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to Partner before transferring them to any other Person other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of 5 years from the Service Launch (as defined in Note 1: Basis of Presentation). This agreement does not prohibit the Company from entering into a change of control transaction at any time. Additionally, upon commencement of the Services, the Service Agreements require the Company to refinance all loans outstanding under the 2019 Facility Agreement that are held by Thermo.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Plan

In January 2022, the Company received consent from its senior lenders to terminate the Retirement Plan of Globalstar, Inc. (the "Pension Plan"). The Pension Plan was frozen, effective October 23, 2003, for participation and benefit accrual purposes. The Pension Plan was settled in August 2022, which resulted in the Company no longer have any remaining pension plan obligations as of September 30, 2022. The total settlement of $7.7 million was paid out through assets held in the Pension Plan and cash, totaling $5.0 million and $2.7 million, respectively,

Upon settlement, the Company recorded a pension settlement loss totaling $1.5 million, reflected in Other income (expense) on the Company's condensed consolidated statements of operations during the nine months ended September 30, 2022.

11. LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted loss per common share during each of the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(204,361)	$(30,885)	$(251,580)	$(88,667)
Weighted average shares outstanding	1,800,504	1,793,144	1,799,364	1,755,362
Net loss per common share - basic and diluted	$(0.11)	$(0.02)	$(0.14)	$(0.05)

For the three months ended September 30, 2022 and 2021, 9.4 million and 11.0 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. For the nine months September 30, 2022 and 2021, 8.8 million and 10.2 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive.

The Service Agreements also provide that Partner may elect to receive warrants (the "Warrants") to purchase up to 2.64% of the Company’s outstanding common stock, to be calculated on a fully diluted basis on the date Partner begins providing the Services (estimated to be November 2022), at a blended exercise price of $1.01, which is based on the price of Globalstar common stock on the dates of certain past milestones provided under the Service Agreements. As of September 30, 2022, the estimated Warrants to purchase shares of Globalstar common stock is 49.1 million with estimated proceeds to the Company totaling $49.8 million. Partner is under no obligation to receive the Warrants or to exercise them.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), our expectations for future increases in our revenue and profitability, our performance and financial results under the Service Agreements, the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022 (the "2021 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

Overview

Mobile Satellite Services Business

Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”) including voice and data communications services in addition to wholesale capacity services through its global satellite network. We offer these services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we meet our customers' increasing desire for connectivity.

Recent Developments

In February 2022, we entered into a satellite procurement agreement (the "Procurement Agreement") with Macdonald, Dettwiler and Associates Corporation (the "Vendor") pursuant to which we will acquire 17 satellites that will replenish our existing constellation and ensure long-term continuity of our mobile satellite services. We are acquiring the satellites to provide continuous satellite services to Partner (defined below) under the Service Agreements (defined below), as well as services to our current and future customers. We have committed to purchase these new satellites for a total contract price of $327.0 million and have the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The technical specifications and design of these new satellites are similar to our current second-generation satellites. Rocket Lab USA, Inc. is the Vendor’s satellite bus subcontractor under the Procurement Agreement. The agreement requires the Vendor to deliver the initial 17 new satellites by 2025, all of which are expected to be launched by the end of 2025. Under the Service Agreements, Partner is required to pay us a service fee equal to 95% of the capital expenditures and certain other costs incurred for the new satellites.

In June 2022, we successfully launched our on-ground spare second-generation satellite. This satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed.

In September 2022, Apple Inc. (“Partner”) announced new satellite-enabled services for certain of its products (the “Services”). We will be the satellite operator for the Services pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). Since execution of the Service Agreements in 2020, the parties have completed several milestones, including (i) a feasibility phase, (ii) material upgrades to our ground network, (iii) construction of 10 new gateways around the world, (iv) the successful launch of the ground spare satellite, and (v) rigorous in-field system testing. The Service Agreements generally require us to allocate network capacity to support the Services and provide for the inclusion of our Band 53/n53 in Partner’s cellular-enabled devices that use the Services, for use by third parties, subject to certain terms and conditions. It is currently expected that Partner will make the Services available to customers during the fourth quarter of 2022 (the “Service Launch”). In consideration for the services provided by us, Partner will make payments to us under the Service Agreements, including a recurring service fee, payments relating to certain Service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

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
•satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways under our agreement with Partner ("Wholesale Capacity Services"); and
•engineering and other communication services using our MSS and terrestrial spectrum licenses ("Engineering and Other").

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We are currently pursuing initiatives that we expect will expand our satellite communications business and more effectively utilize the capacity of our network assets. These initiatives include evaluating our product and service offerings in light of the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices. Integrated with this assessment is the development of a two-way reference design module to expand our Commercial IoT offerings, which is among our other current initiatives. We have evaluated the continuation of second-generation Duplex services in light of other potential uses for our capacity, such as those within the Service Agreements. In early 2021, we terminated our second-generation Duplex services to support extended testing of the Services to Partner; however, such termination was considered temporary unless and until Partner announced its intent to proceed with launch of the Services. Due to this shift in strategy triggered by Partner's announcement in September 2022, we abandoned our second-generation Duplex assets, including gateway property, prepaid licenses and royalties, and inventory. We will continue to support first-generation Duplex services, including voice communications and data transmissions.

Our Commercial IoT use cases continue to expand. In June 2022, we introduced the Realm Enablement Suite, an innovative portfolio of satellite asset tracking hardware and software solutions featuring a powerful application enablement platform for processing smart data at the edge. With Realm, partners can accelerate new solutions to market with smart applications that generate an advanced level of telematics data. The Realm Enablement Suite includes Integrity 150, the first solar-powered, deployment-ready satellite asset tracking device with an application enablement platform; ST150M, a satellite modem module that drastically simplifies product development; and the Realm application enablement platform, which will offer tools and an extensive library for quickly accessing and developing smart applications at the edge for vertical-specific solutions. We also continue to expand deployments that support environmentally friendly initiatives. Recent deployments include remote monitoring of fluid levels and tanks, which replaces the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting and other renewable energy sources.

Globalstar System

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
Customers
For our subscriber driven revenue, the specialized needs of our global customers span many industries. As of September 30, 2022, we had approximately 762,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking and transportation. In response to Russia's invasion of Ukraine, during the first quarter of 2022, we disconnected satellite services to gateways in Russia that were operated by an independent gateway operator. Accordingly, approximately 25,000 subscribers that previously received satellite services through these gateways were removed from our subscriber count. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis.

For wholesale capacity revenue, we provide primarily satellite network access and related services to our Partner. We intend to seek to offer wholesale opportunities to commercial customers over the our remaining satellite capacity for IoT and other initiatives.
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

In February 2021, Qualcomm Technologies announced its new Snapdragon X65 modem-RF System, which includes support for Band n53. By having global 5G band support for n53 in Qualcomm Technologies’ 5G solutions, our potential device ecosystem expands significantly to include the most popular smartphones, laptops, tablets, automated equipment and other IoT modules. The Service Agreements provide for the inclusion of Globalstar’s Band 53/n53 in Partner’s cellular-enabled devices that use the Services, for use by third parties, subject to certain terms and conditions; this inclusion materially enhances the device ecosystem for Band 53/n53.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2022 and 2021

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended September 30, 2022, total revenue increased 15% to $37.6 million from $32.6 million for the same period in 2021. For the nine months ended September 30, 2022, total revenue increased 19% to $107.2 million from $89.8 million for the same period in 2021. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Subscriber services
Duplex	$9,021	24%	$9,632	30%	$22,103	21%	$23,530	26%
SPOT	11,753	31	11,873	35	34,544	32	33,996	38
Commercial IoT	4,673	13	4,458	14	14,381	13	13,443	15
Wholesale capacity services (1)	6,972	19	1,301	4	22,640	21	3,999	4
Engineering and other services	882	2	584	2	2,025	2	1,583	2
Total Service Revenue	$33,301	89%	$27,848	85%	$95,693	89%	$76,551	85%

Note 1: Prior to the third quarter of 2022, revenue from wholesale capacity services was included in engineering and other services in the table above.

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$15	—%	$265	1%	$288	—%	$889	1%
SPOT	1,558	4	2,619	8	4,707	5	6,764	8
Commercial IoT	2,713	7	1,841	6	6,427	6	5,452	6
Other	39	—	41	—	83	—	166	—
Total Equipment Revenue	$4,325	11%	$4,766	15%	$11,505	11%	$13,271	15%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average number of subscribers for the period:
Duplex	41,204	45,004	42,046	46,531
SPOT	276,203	271,843	275,250	268,506
Commercial IoT	444,397	410,630	434,338	410,374
Other	428	26,848	13,337	26,732
Total	762,232	754,325	764,971	752,143

ARPU (monthly):
Duplex	$72.98	$71.34	$58.41	$56.19
SPOT	14.18	14.56	13.94	14.07
Commercial IoT	3.51	3.62	3.68	3.64

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Wholesale capacity service revenue includes revenue generated from satellite network access and related services under the Service Agreements and engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts; neither of these service revenue items is subscriber driven. Accordingly, we do not present ARPU for wholesale capacity service revenue and engineering and other service revenue in the table above.

As previously discussed, during the first quarter of 2022, approximately 25,000 subscribers previously recorded in Other in the table above were removed from our subscriber count.

Service Revenue

Duplex service revenue decreased 6% for each of the three and nine month periods ended September 30, 2022 due primarily to a decrease in average subscribers of 8% and 10%, respectively, offset partially by higher ARPU in both periods. The decrease in average subscribers is due to churn exceeding gross activations over the last twelve months. In line with the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices, we expect the decline in our Duplex subscriber base to continue as we focus our investments on IoT-enabled devices and services.

SPOT service revenue decreased 1% and increased 2%, respectively, for the three and nine months ended September 30, 2022. For the three month period, a 3% decrease in ARPU was offset partially by a 2% increase in average subscribers, driving a net decrease in revenue for the period. For the nine month period, higher average subscribers contributed to a 3% increase in revenue and was offset partially by a 1% decrease in ARPU. During 2022, our subscriber base increased despite fewer than forecasted activations resulting from supply chain disruptions over the past few quarters (see discussion below). The slight decrease in ARPU for both periods is due to the mix of subscriber rate plans, including the continued popularity of our flex plans, which have contributed to the increase in average subscribers however generally carry lower rates than our traditional prepaid unlimited plans.

Commercial IoT service revenue increased 5% and 7%, respectively, for the three and nine months ended September 30, 2022 due primarily to an increase in average subscribers. For the three month period, average subscribers increased 8% and ARPU decreased 3%. For the nine month period, average subscribers increased 6% and ARPU increased 1%. Gross subscriber activations have increased 24% over the last twelve months and subscriber churn is lower over the same period. Our average subscriber base has grown despite significant production delays in 2022 resulting from component part shortages (discussed further below). As we fulfill sales back orders for Commercial IoT products, we expect to see activations continue to increase. We have recently experienced steady growth in our Latin American subscriber base; average subscribers for this region increased 49% and 40% for the three and nine month periods, respectively, and represent 5% and 6% of our average subscriber growth in total. The fluctuations in ARPU for both periods is driven by the mix of subscribers on various rate plans.

Wholesale capacity service revenue increased $5.7 million and $18.6 million, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Fluctuations in wholesale capacity service revenue are due primarily to the timing and amount of revenue recognized associated with the Service Agreements. The increase in revenue recognized during 2022 is due primarily to consideration received for performance obligations associated with our work to expand and upgrade our gateways around the globe and under the Procurement Agreement. In consideration for the services provided by us, Partner make payments to us under the Service Agreements, including a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria. Once the second phase of the Service Agreements commences, Partner has agreed to also make service payments equal to (i) 95% of the approved capital expenditures under the Procurement Agreement (to be paid on a straight-line basis over the useful life of the satellites); (ii) certain costs of the Company’s borrowings related to the new satellites; and (iii) other approved costs.

Engineering and other service revenue increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Throughout 2022, we have made significant progress on constructing a teleport for a customer at one of our gateway locations in Brazil; the services performed for this customer contributed $0.6 million and $0.9 million, respectively, to the total revenue recognized for Engineering and other service revenue for the three and nine month periods. Offsetting this increase are fluctuations in the volume of other engineering service contracts. Additionally, as previously discussed, we disconnected service to approximately 25,000 subscribers in Russia. During 2021, we billed less than $0.3 million to these subscribers and the revenue associated with these subscribers was recorded in Engineering and other service revenue.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.3 million and $0.6 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. These decreases were driven primarily by a lower sales volume of phones and accessories due to a lack of available inventory since these devices are no longer being manufactured.

Revenue from SPOT equipment sales decreased $1.1 million and $2.1 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. These decreases resulted from a lower sales volume of all products over the last twelve months. Two of our core SPOT products are on back order due to inventory shortages, which delayed the fulfillment of orders during the nine months of 2022. We continue to see demand exceeding supply resulting from supply chain disruptions caused by component part shortages. We are actively working to address this issue and expect production to resume in the fourth quarter of 2022.

Revenue from Commercial IoT equipment sales increased $0.9 million and $1.0 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. During the third quarter, we were able to fulfill a portion of the back orders of certain devices. As a result, the volume of our SmartOne Solar device sales increased over 100% from the third quarter of 2021 and revenue from this product increased over $1.2 million during the same period. While production issues were substantially resolved during the third quarter of 2022, IoT equipment sales continue to be negatively impacted by component part shortages, which has impacted our ability to produce inventory at sufficient quantities to fulfill sales orders and we continue to have back orders of two of our most profitable products.

Operating Expenses

Total operating expenses increased to $224.3 million from $47.3 million and increased to $318.9 million from $139.8 million, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. For both the three and nine month periods, reductions in the value of inventory and long-lived assets contributed to the majority of the increase in expense. Additionally, higher cost of services and management, general and administrative ("MG&A") costs were offset partially by lower cost of subscriber equipment sales. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $1.6 million and $4.9 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. For the three and nine month periods, personnel costs increased $0.6 million and $1.9 million, respectively; the year to date increase included $0.7 million related to annual cash bonuses and non-recurring separation pay during the first quarter of 2022. Higher lease expense associated with new teleport leases (including associated occupancy costs, such as utilities and other building services), which commenced throughout the second half of 2021, contributed to $0.3 million and $1.4 million, respectively, of the total increase. These leases were executed in connection with the gateway expansion project associated with the Service Agreements; these lease and related costs are being reimbursed to us, and this consideration is being recognized as revenue (as further discussed above in "Wholesale capacity service revenue"). Higher professional fees and licensing costs related to our implementation of a new enterprise resource planning ("ERP") system, which went live in January 2022, as well as other costs for information technology security and maintenance contributed $0.8 million and $1.4 million, respectively, to the total increase.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased $0.6 million and $0.7 million for the three and nine months ended September 30, 2022 from the same periods in 2021. These decreases are generally consistent with the decreases in total revenue from subscriber equipment sales, and were also impacted by the reversal of a prior year accrual for tariffs during the second quarter 2021. Pursuant to regulatory developments, we reversed this accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that we no longer believe will be due, resulting in an expense reduction of $0.9 million in 2021.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During the third quarter of 2022, we recorded a reduction in the value of inventory totaling $8.5 million. As disclosed in Note 7: Fair Value Measurements to our Condensed Consolidated Financial Statements, upon Partner's announcement in September 2022, our strategy relative to second-generation Duplex assets shifted. Due to this shift in strategy, we concluded that there was no remaining net realizable value of our second-generation Duplex inventory, resulting in an $8.5 million reduction in value of inventory.

During the second quarter of 2021, we recorded a reduction in the value of inventory totaling $0.8 million. We wrote off certain Sat-Fi2 materials that were not likely to be used in production as well as defective inventory units that were not saleable.

Marketing, General and Administrative

MG&A expenses increased $1.5 million and $0.8 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. For the three and nine month periods, increases in personnel costs totaling $1.1 million and $2.7 million, respectively, contributed to the increase in MG&A expense. Included in personnel costs are higher stock-based compensation driven by performance grants to certain employees associated with their efforts under the Service Agreements, annual cash bonuses and separation pay. For the nine-month period, higher professional and legal fees totaling $0.8 million also increased MG&A expense. These increases for the nine-month period were offset partially by certain non-recurring items, including lower subscriber acquisition costs of $1.0 million due primarily to the deactivation of all Sat-Fi2 subscribers during the first half of 2021. Additionally, during 2021, we terminated our dealer program and reduced advertising spend for Duplex products and services; these items contributed $0.8 million to the decrease in MG&A expense. Finally, during the first quarter of 2022, we reversed a $1.0 million accrual related to professional services associated with the 2018 shareholder litigation based on our assessment of the likelihood of payment.

Reduction in Value of Long-Lived Assets

During the third quarter of 2022, we recorded a reduction in the value of long-lived assets totaling $166.0 million. As disclosed in Note 7: Fair Value Measurements to our Condensed Consolidated Financial Statements, upon Partner's announcement in September 2022, our strategy relative to our second-generation Duplex assets shifted. Due to this shift in strategy, we re-assessed our asset grouping for long-lived assets and determined that the second-generation Duplex assets (including the gateways (and related technology) capable of providing commercial traffic to support Sat-Fi2®) are no longer part of our overall satellite and ground network. These second-generation Duplex assets will no longer provide future cash flows to us - these assets totaled approximately $161.2 million prior to their write down in September 2022. Also reflected in the reduction in the value of long-lived assets were certain prepaid licenses and royalties necessary for the manufacture and distribution of second-generation Duplex products and services. These prepaid items are no longer considered recoverable as there are no longer separately identifiable cash flows for such assets - these assets totaled approximately $4.7 million prior to their write down in September 2022.

During the second and third quarters of 2022, we recorded reductions in the value of intangible and other assets totaling $0.5 million and $0.1 million, respectively. We wrote off work in progress associated with spectrum licensing efforts in certain countries around the world. We determined that attainment of such licenses was no longer probable based on discussions with regulators and other circumstances.

Other (Expense) Income

(Loss) Gain on Extinguishment of Debt

We recorded gain on extinguishment of debt during the second quarter of 2021 totaling $5.0 million. In June 2021, the Small Business Administration ("SBA") approved our request for forgiveness of amounts outstanding under the Paycheck Protection Program ("PPP") loan. Offsetting this gain during the nine-month period were the write-offs of a portion of remaining deferred financing costs totaling $2.3 million and $0.8 million during the second and third quarters of 2021, respectively, resulting from unscheduled principal repayments of the 2009 Facility Agreement in those quarters. Similar activity did not occur in 2022.

Interest Income and Expense

Interest income and expense, net, decreased $3.8 million and $9.5 million during the three and nine months ended September 30, 2022, compared to the same periods in 2021. The decrease for both periods was driven primarily by higher capitalized interest (which decreases interest expense) of $3.7 million and $8.5 million, respectively. Lower gross interest costs totaling $1.0 million also contributed to the decrease in expense for the nine month period.

Gross interest costs were generally flat for the three month periods and down $1.0 million for the nine month period. For the three month period, lower interest of $1.6 million associated with the 2009 Facility Agreement was offset by higher interest of $1.3 million associated with the 2019 Facility Agreement, imputed interest associated with the significant financing component related to advance payments from Partner under the Service Agreements of $0.2 million, and the accrual of interest associated with our vendor financing totaling $0.2 million. For the nine month period, lower interest of $7.2 million associated with the 2009 Facility Agreement was offset by higher interest of $3.9 million on the 2019 Facility Agreement, imputed interest associated with the significant financing component related to advance payments from Partner under the Service Agreements of $1.9 million, and $0.2 million of interest accrued associated with our vendor financing.

Derivative Gain (Loss)

We recorded derivative gains of $0.7 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. We recorded derivative losses of $1.1 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. We recognize derivative gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The gain recorded during the three months ended September 30, 2022 was driven primarily by the increased likelihood of conversion of our 2019 Facility Agreement and associated derivative. For the nine months ended September 30, 2022, an increase in the discount rate was offset by changes in the probability and timing of prepayments contemplated in the valuation of the derivative associated with our 2019 Facility Agreement. Additionally, for the nine month period, the loss was offset partially by a gain on the valuation adjustment of the embedded derivative associated with our 2013 8.00% Notes following their conversion.

The gains recorded during the three months ended September 30, 2021 were primarily impacted by a decrease in our stock price, which was a significant input used in the valuation of the embedded derivative associated with our 2013 8.00% Notes. Conversely, the loss recorded during the nine months ended September 30, 2021 was primarily impacted by increases in our stock price and stock price volatility.

See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Loss

Foreign currency loss fluctuated by $4.6 million and $8.7 million for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For all periods presented, the foreign currency losses were due to the strengthening of the U.S. dollar relative to other currencies.

Pension Settlement Loss
In August 2022, we settled the remaining pension liability; this settlement resulted in a loss of $1.5 million. See Note 10: Pensions and Other Employee Benefits to our condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Overview

Our principal near-term liquidity requirements include funding our operating costs, capital expenditures, and repayment of amounts being financed through our satellite vendor under the Procurement Agreement. Our principal sources of liquidity include cash on hand, cash flows from operations, and vendor financing.

Another source of liquidity may include proceeds from the exercise of warrants that may be issued under the Service Agreements. We also expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged; we are actively pursuing a new debt financing arrangement to repay and fund amounts due under the Procurement Agreement. With this financing, we expect that our current sources of liquidity over the next twelve months will be sufficient for us to cover our obligations. Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations. Additionally, under the Service Agreements, we are also required to maintain minimum liquidity of $10.0 million.

As of September 30, 2022 and December 31, 2021, we held cash and cash equivalents of $14.7 million and $14.3 million, respectively, on our consolidated balance sheet.

The total carrying amount of our debt and vendor financing outstanding was $325.9 million at September 30, 2022, compared to $237.9 million at December 31, 2021.

The $88.0 million increase in carrying value of our debt and vendor financing was due to draws under the Procurement Agreement of $63.8 million during 2022, a higher carrying value of the 2019 Facility Agreement of $25.6 million due to the accrual of PIK interest and the accretion of debt discount, offset by a mandatory prepayment of principal in August 2022 (see further discussion below); offsetting these increases was a reduction in the remaining principal balance of the 2013 8.00% Notes totaling $1.4 million, which were converted into shares of Globalstar common stock during the first quarter of 2022.

Cash Flows for the nine months ended September 30, 2022 and 2021

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$31,705	$107,166
Net cash used in investing activities	(25,306)	(30,033)
Net cash used in financing activities	(5,886)	(82,725)
Effect of exchange rate changes on cash and cash equivalents	(68)	(57)
Net increase (decrease) in cash, cash equivalents and restricted cash	$445	$(5,649)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of wholesale capacity services. We use cash in operating activities primarily for personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2022 was $31.7 million compared to $107.2 million during the same period in 2021. The primary driver for the decrease was due to unfavorable working capital changes offset partially by higher net income after adjusting for noncash items. During 2021, working capital changes were favorably impacted by prepayments made by the customer to the Service Agreements totaling $95.5 million, which were recorded as deferred revenue (see Note 2: Revenue to our condensed consolidated financial statements for further discussion). The timing of vendor payments and customer receivables also impacted the change in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $25.3 million for the nine months ended September 30, 2022 compared to $30.0 million for the same period in 2021. Net cash used in investing activities during both periods included network upgrades associated with the Service Agreements, such as costs associated with the procurement and deployment of new antennas for our gateways and the preparation and launch of our on-ground spare satellite, which occurred in June 2022. Cash used in investing activities decreased in 2022 due to lower costs associated with gateway upgrades as that portion of the project nears completion.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $5.9 million during the nine month period ended September 30, 2022, due primarily to an unscheduled principal repayment of the 2019 Facility Agreement in August 2022, totaling $6.3 million. Net cash used in financing activities was $82.7 million during the nine month period ended September 30, 2021, including principal payments of the 2009 Facility Agreement totaling $126.7 million offset by $43.7 million received in proceeds from the exercise of the warrants issued with our 2019 Facility Agreement.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

2019 Facility Agreement

In 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bear interest at a blended rate of 13.5% per annum to be paid-in-kind (or in cash at our option, subject to restrictions in the Facility Agreement). As of September 30, 2022, the principal amount outstanding under the 2019 Facility Agreement was $285.3 million. As of September 30, 2022, we were in compliance with all the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. We generated excess cash flow for the six-month measurement period ended June 30, 2022 and were required to pay $6.3 million to our lenders in August 2022. This payment reduced future principal payment obligations.

As discussed further in Note 8: Commitments and Contingencies to our Condensed Consolidated Financial Statements, the Service Agreements require us to refinance all loans outstanding under the 2019 Facility Agreement; of which the portion held by Thermo to be refinanced upon commencement of Services and the remaining portion to be refinanced within 90 days of the commencement of Services.

Vendor Financing

In February 2022, we entered into a Procurement Agreement (see Note 8: Commitments and Contingencies to our Condensed Consolidated Financial Statements for further discussion). As of September 30, 2022, the amount outstanding under this agreement was $63.8 million. This agreement provided for deferrals of milestone payments from February 2022 through August 2022 at a 0% interest rate.

On October 28, 2022, we executed an amendment to extend the payment deferral date and allow for other related changes in terms, including two $7.0 million payments (one of which was made on October 31, 2022 and the second is required to be made in November 2022) and interest that will accrue on the amount outstanding at an annual rate of 7%. All remaining amounts outstanding are required to be paid in December 2022. Concurrently, the Company continues to pursue debt financing for the funding of the construction and launch costs for these satellites (discussed below).

New Satellite Construction Financing

As discussed in Note 4: Property and Equipment and Note 8: Commitments and Contingencies to our Condensed Consolidated Financial Statements, we entered into a contract with MDA to construct new satellites. Under the Service Agreements, we are required to raise additional debt capital for the construction and launch of the new satellites and target to complete such financing during the fourth quarter of 2022.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2022, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2022.

(b) Changes in internal control over financial reporting.

As of September 30, 2022, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. During the first quarter of 2022, we implemented a new enterprise resource planning ("ERP") system, which replaced our existing financial systems. The implementation and transition to the new ERP system resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. As a result of this implementation, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that the Service Launch contemplated by the Service Agreements will occur or, if it does occur, that we will receive the revenues we expect under the Service Agreements.

As described more fully in our Current Report on Form 8-K filed with the Commission on September 7, 2022, the Service Agreements impose a number of substantial obligations on us, provide for certain of our fees to be payable upon satisfaction of the conditions therein and are terminable by each party. It is possible that we may fail to meet these obligations, that the conditions to the payment of such fees may not be satisfied or that the Service Agreements may be terminated. If any of these events were to occur, we would not receive the revenues we currently expect to receive under the Service Agreements, which could adversely affect our business and results of operations.

Volatility in the financial markets may impede our ability to access capital markets during favorable economic conditions and may adversely affect our financial condition.

Our Service Agreements and our Procurement Agreement require us to raise additional financing during the fourth quarter of 2022. Turmoil in the capital markets, including the tightening of credit and rise in interest rates, may limit our ability to raise additional financing on terms and at a cost favorable to the Company. Because we are required to raise capital during the fourth quarter of 2022, we have little flexibility to wait for more favorable terms or economic conditions. We are likely to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. Such unfavorable market conditions could have an adverse impact on our ability to fund our operations and capital expenditures in the future, including our obligations under the Service Agreements and the Procurement Agreement. Any adverse change in the terms of our financing, including increased costs, could have a negative impact on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

As discussed above, on October 28, 2022, the Company entered into a Forbearance Agreement with MDA to amend the satellite procurement agreement to extend the payment deferral date and allow for other related changes in terms, including two $7.0 million payments (one of which was made on October 31, 2022 and the second is required to be made in November 2022) and interest that will accrue on the amount outstanding at an annual rate of 7%.

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

GLOBALSTAR, INC.

Date:	November 3, 2022	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)