Form 10-K
period 2022-12-31
Globalstar, Inc.
filed 2023-03-01
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $0.8 billion.

As of February 24, 2023, 1,811 million shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Item 1. Business

Mobile Satellite Services Business

Globalstar, Inc. (“we,” “us” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services in addition to wholesale capacity services through its global satellite network. We offer these services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we meet our customers' increasing desire for connectivity.

Business Strategy

Our competitive advantages are leveraged through a strategy that relies primarily on four pillars to drive increasing shareholder value: wholesale satellite capacity, terrestrial spectrum, IoT and legacy services. The four pillars are outlined below.

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services using our satellite spectrum and network of satellites and gateways.

In September 2022, Apple Inc. (“Partner”) announced new satellite-enabled services for certain of its products (the “Services”). We are the satellite operator for the Services pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, as each is amended from time to time, the “Service Agreements”). The Services constitute the service which was previously described and disclosed as the Terms Agreement.

Since execution of the Service Agreements in 2020 and prior to the commencement of the Services in 2022, the parties completed several milestones, including (i) a feasibility phase, (ii) material upgrades to our ground network, (iii) construction of 10 new gateways around the world, (iv) the successful launch of the ground spare satellite, and (v) rigorous in-field system testing. The Service Agreements generally require us to allocate network capacity to support the Services, and Partner to enable Band 53/n53 for use in cellular-enabled devices designated by Partner for use with the Services.

Partner made the Services available to its customers beginning in November 2022 (the “Service Launch”). In consideration for the Services provided by us, Partner will make payments to us under the Service Agreements, such as a recurring service fee, payments relating to certain Service-related operating expenses and capital expenditures, including under the satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA" or, the "Vendor"), and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

In addition to the services provided under the Service Agreements, we intend to continue to develop wholesale customer opportunities over our retained satellite capacity (discussed below) for IoT and other initiatives.

We retain 15% of network capacity to support our existing and future Duplex, SPOT and IoT subscribers. This capacity can support a substantial increase in our own subscriber base, particularly following recent and planned investments in our space and ground segments. The retained satellite capacity can be used by us directly or through additional wholesale arrangements.

Terrestrial Spectrum

We have terrestrial licenses in 11 countries resulting in approximately 10.0 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 797 million over the covered area). Prospective spectrum partners, including cable companies, legacy or upstart wireless carriers, system integrators, utilities and other infrastructure operators, all benefit from access to uniform and increasingly “borderless” spectrum working across geographies. Our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. Given our senior status as the incumbent operator in the Big LEO band, we believe that our valuable assets include our extensive portfolio of domestic and international licenses to access the globally harmonized spectrum that is essential to all of the services that we offer today and into the future. The Service Agreements significantly enhance the device ecosystem for Band 53/n53.

IoT

Satellite IoT connectivity has become more critical to a growing number of sectors and use cases. We plan to continue to evolve and develop our IoT initiatives. In June 2022, we introduced the Realm Enablement Suite, an innovative portfolio of satellite asset tracking hardware and software solutions featuring a powerful application enablement platform for processing smart data at the edge, which improves processing time and reliability in remote locations. With Realm, partners can accelerate new solutions to market with smart applications that generate an advanced level of telematics data. The Realm Enablement Suite includes Integrity 150, the first solar-powered, deployment-ready satellite asset tracking device with an application enablement platform; ST150M, a satellite modem module that drastically simplifies product development; and the Realm application enablement platform, which will offer tools and an extensive library for quickly accessing and developing smart applications at the edge for vertical-specific solutions.

We also continue to expand deployments that support environmentally friendly initiatives, including remote monitoring of fluid levels and tanks, which replaces the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting and other renewable energy sources.

In 2023, we expect to introduce a two-way commercial IoT product which would significantly expand our opportunities in the IoT Market because this technology would have capabilities that include both tracking as well as command control.

Legacy Services

We remain committed to our legacy satellite business and serving our current subscriber base while offering future innovations in MSS. Our existing Duplex and SPOT customers are expected to benefit from expanded capacity through additional ground infrastructure and satellites which improve service levels.

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
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3, ST100, ST-150 and Integrity 150 ("Commercial IoT");
•satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways ("Wholesale Capacity Services"); and
•engineering and other communication services using our MSS and terrestrial spectrum licenses ("Engineering and Other").

We compete aggressively on price. We offer a range of price-competitive products to the industrial, governmental and consumer markets. We expect to retain our position as a cost-effective, high-quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We have pursued and continue to pursue initiatives that we expect will expand our satellite communications business and even more intensively utilize our network assets. These initiatives include evaluating our product and service offerings in light of the shift in demand across the MSS industry from full Duplex voice and data services to direct-to-handset and IoT-enabled devices. Integrated with this assessment is the development of a two-way reference design module to expand our Commercial IoT offerings, which is among our other current initiatives. In recent years, we have considered the value of maintaining our second-generation Duplex services in light of alternative uses for our capacity, including uses under the Service Agreements. As previously disclosed, in September 2022, we abandoned our second-generation Duplex assets, including gateway property, prepaid licenses and royalties, and inventory. We will continue to support first-generation Duplex services, including voice communications and data transmissions using our satellite phones and data modems.

Globalstar System

Satellite Network

Our constellation of Low Earth Orbit ("LEO") satellites includes second-generation satellites and certain first-generation satellites. We designed our satellite network so that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites.

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

In February 2022, we entered into a satellite procurement agreement with MDA pursuant to which we expect to acquire 17 satellites that will replenish our existing constellation and ensure long-term continuity of our mobile satellite services. We are acquiring the satellites to provide continuous satellite services to Partner under the Service Agreements, as well as services to our current and future customers. We have committed to purchase these new satellites for a total contract price of $327.0 million and have the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The technical specifications and design of these new satellites are similar to our current second-generation satellites. Rocket Lab USA, Inc. is the Vendor’s satellite bus subcontractor. The satellite procurement agreement requires the Vendor to deliver 17 new satellites by 2025, all of which are expected to be launched by the end of 2025. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as adjusted based on certain provisions, beginning with the Phase 2 Service Period.

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

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network (“PSTN”), a cellular or another wireless network or the internet for data communications including Commercial IoT. Over the past few years, we have procured and installed new antennas at our new and existing gateways around the world.

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

Throughout the past few years, we have commenced leases for additional gateways around the world. We also made significant progress on our initiative to upgrade certain gateway equipment, including new antennas and appliques, to improve our ability to pursue significant new opportunities to deploy our network assets as technologies and customer needs evolve and to ensure our network performance continues to excel as these opportunities increase demand on our capacity.

Customers

For our subscriber driven revenue, the specialized needs of our global customers span many industries. As of December 31, 2022, we had approximately 769,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking; and transportation. In response to Russia's invasion of Ukraine, during the first quarter of 2022, we disconnected satellite services to gateways in Russia that were operated by an independent gateway operator. Accordingly, approximately 25,000 subscribers that previously received satellite services through these gateways were removed from our subscriber count. Our subscriber count does not include our Partner's subscribers. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis. Our top revenue-generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, oil and gas, recreation and personal telecommunications. In recent years, the number of Commercial IoT devices on our network has increased significantly.

In addition to our subscribers, we also provide services to our Partner under the Service Agreements as discussed above in the Wholesale Capacity Services section. Our FCC license allows us to provide service over our network to up to 250 million users in the United States. Our subscriber count does not include our Partner's subscribers.

For the year ended December 31, 2022, our Partner under the Service Agreements was responsible for 24% of our revenue with no other customer responsible for more than 10% of our revenue. For the years ended December 31, 2021 and 2020, no one customer was responsible for more than 10% of our revenue. The loss of a large customer, such as our Partner under the Service Agreements, could have an adverse impact to our financial condition, results of operations and cash flows.

Duplex Two-Way Voice and Data Products

Mobile Voice and Data Satellite Communications Services and Equipment

We provide mobile voice and data services to a variety of commercial, government and individual customers for remote business continuity, recreational usage, safety, emergency preparedness and response and other applications. We offer our services for use only with equipment designed to work on our network. Subscribers typically pay an initial activation fee, a usage fee for a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. We regularly monitor our service offerings and rate plans in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans.

Although we no longer manufacture the GSP-1600 and GSP-1700 phones, we continue to support services for these devices. Both phones include Qualcomm Incorporated's ("Qualcomm") patented CDMA technology, which we believe provides superior voice quality when compared to competitors' handsets.

Product Distribution

Our sales group is responsible for conducting direct sales with key accounts and for managing partner relationships. Customers also place orders through our existing sales force and through our direct e-commerce website.

SPOT Consumer Retail Products

The SPOT product family has been used to initiate over 9,000 rescues since its launch in 2007. SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to hundreds of thousands of users, completely independent of cellular coverage.

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

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels, including Amazon, Bass Pro Shops, Cabela's, Camping World, REI, Sportsman's Warehouse, Academy and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com.

Commercial IoT Transmission Products

Commercial IoT service is currently a one-way data service from an IoT device over the Globalstar System that can be used to track and monitor assets. Our subscribers use our Commercial IoT devices for a host of applications: to track assets, such as cargo containers and rail cars; to monitor utility meters; and to monitor oil and gas assets. At the heart of the Commercial IoT service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the IoT devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. We provide Commercial IoT services to customers operating in a variety of industries, including primarily government, transportation, construction, agriculture and forestry. Current users include various governmental agencies, such as the Federal Emergency Management Agency, U.S. Army, U.S. Air Force, National Oceanic and Atmospheric Administration, U.S. Forest Service and U.K. Ministry of Defence, as well as other organizations, such as BP, Shell and The Salvation Army.

We designed our Commercial IoT service to address demand in the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

Satellite Transmitter Modules and Chips

We offer small satellite transmitter modules, such as the STX-3, ST-150 and ST100, and chips, such as our proprietary ASIC, which enable an integrator’s products to access our network. We have sales arrangements with major resellers to market our IoT services, including some value-added resellers that integrate our modules into their proprietary solutions designed to meet certain specialized niche market applications. The STX3 provides additional opportunities to integrate satellite connectivity into products used for vehicle and asset tracking, remote data reporting and data logger reporting that have limited size requirements. Affordable pricing, low power consumption and its small size make the STX3 a highly efficient device ready for integration in a wide variety of applications. The ST100, or ST100 Satellite Transmitter, is a small, lightweight and low power IoT board with embedded antennas. The ST100 offers a customizable approach to new commercial IoT product innovations and can be used by simply adding power, a mechanical enclosure and configuring the settings within the device firmware. For more advanced technical requirements, third parties can write their own firmware on the ST100 and utilize Bluetooth® wireless technology and the serial connector to expand the use of the board and integrate it with other devices or hardware. The ASIC provides a single chip one-way solution that can be embedded in a customer's own solution.

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

Realm Enablement Suite

The Realm Enablement Suite is an innovative portfolio of satellite asset tracking hardware and software solutions featuring a powerful application enablement platform for processing smart data at the edge. With Realm, partners can accelerate new solutions to market with smart applications that generate an advanced level of telematics data. The Realm Enablement Suite includes Integrity 150, the first solar-powered, deployment-ready satellite asset tracking device with an application enablement platform; ST150M, a satellite modem module that drastically simplifies product development; and the Realm application enablement platform, which will offer tools and an extensive library for quickly accessing and developing smart applications at the edge for vertical-specific solutions.

Future Developments

We have other initiatives underway to expand our Commercial IoT offerings, including the development of a two-way reference design module, which we expect will complete our lineup of competitive product offerings. Operating on our Realm Enablement Suite, the two-way module and finished product will provide the fundamentals to effectively pursue sales opportunities with carriers, enterprises, large resellers, system integrators, and any party looking to extend their business models with satellite connectivity.

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

Wholesale Capacity Services

Wholesale satellite capacity services include satellite network access and related services using our satellite spectrum and network of satellites and gateways.

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

During 2020, our French authorizations to provide MSS and operate the gateway in Aussaguel, France were renewed for an additional 10-year term. We have also filed applications in both Germany and France to operate a substantially larger satellite constellation than we have today; these applications have been accepted by the ITU and have an established date.

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

In December 2016, the FCC unanimously adopted a Report and Order permitting us to seek modification of our existing MSS licenses to provide terrestrial broadband services over 11.5 MHz of our licensed Mobile Satellite Services spectrum at 2483.5 to 2495 MHz throughout the United States of America and its Territories. In August 2017, the FCC modified Globalstar's MSS licenses, granting us authority to provide terrestrial broadband services over the 11.5 MHz portion of our licensed MSS spectrum. Specifically, the FCC modified our space station authorization and our blanket mobile earth station license to permit a terrestrial network using 11.5 MHz of our licensed mobile-satellite service spectrum.

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

In February 2021, Qualcomm Technologies announced its new Snapdragon X65 modem-RF System, which includes support for Band n53. By having global 5G band support for n53 in Qualcomm Technologies’ 5G solutions, our potential device ecosystem expands significantly to include the most popular smartphones, laptops, tablets, automated equipment and other IoT modules. In September 2022, we announced the Service Agreements, which require Partner to enable Band 53/n53 for use in cellular-enabled devices designated by Partner for use with the Services, subject to certain terms and conditions; we believe this inclusion significantly enhances the device ecosystem for Band 53/n53.

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

Industry

We compete in the MSS sector of the global communications industry. MSS operators provide voice and data services using a network of one or more satellites and associated ground facilities. Mobile satellite services are usually complementary to other forms of terrestrial communications services and infrastructure and are intended to allow for connectivity beyond the reach of cellular. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist.

Government organizations, military, natural disaster aid associations, event-driven response agencies and corporate security teams across the world depend on mobile and fixed voice and data communications services on a regular basis. Businesses with global operations require communications services when operating in remote locations. MSS users span the forestry, maritime, government, oil and gas, mining, leisure, emergency services, construction and transportation sectors, among others.

Over the past two decades, the global MSS market has experienced significant growth. Increasingly, better-tailored, improved technology products and services are creating new channels of demand. Growth in demand for mobile satellite services is driven by the declining cost of these services, the diminishing size and lower cost of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low-cost data collection and asset-tracking devices and technological improvements permitting integration of mobile satellite services over smartphones and other Wi-Fi enabled devices.

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

Additionally, the emergence of satellite to cellular technology has brought with it an increased number of satellite providers working in collaboration with mobile providers to extend smart phone messaging capability.

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

We are also a provider of licensed wireless spectrum for use in terrestrial networks. As more and more devices are connected wirelessly and as their applications increase in bandwidth intensity, more terrestrial spectrum is required. In the United States, there are a number of other current licensed spectrum providers, including Anterix, Nextwave and Terrastar as well as various other licensed spectrum holders. We also provide an alternative to unlicensed spectrum used with Wi-Fi or lightly licensed spectrum like CBRS.

Each spectrum band is unique due to its propagation or ecosystem development; accordingly, some bands suit needs that others may not. Our spectrum band offers partners an international resource that has a robust and growing ecosystem.

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

Iridium owns and operates a fleet of low earth orbit satellites. Iridium provides voice and data communications to businesses, the United States government as well as foreign governments, non-governmental organizations and consumers. Iridium markets products and services that are similar to those marketed by us. Additionally, Garmin's inReach devices provide two-way tracking with SOS capabilities, Honeywell Global Tracking has a personal tracking unit that enables a smartphone with satellite tracking and messaging capabilities and Somewear has a satellite hotspot; these products work on Iridium's satellite network.

ORBCOMM owns and operates a fleet of low earth orbit satellites. ORBCOMM primarily provides asset tracking, monitoring and control solutions for its customers in the IoT market, which directly compete with our IoT products and services.

We compete with regional mobile satellite communications services in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services in certain markets. All of these competitors operate geostationary satellites. Our principal regional MSS competitor in the Middle East and Africa is Thuraya.

Our direct to device service also faces competition from newly announced service providers, including SpaceX, Iridium and a number of new market entrants. While our service is currently the most robust service providing satellite capabilities to smartphones, other satellite service providers are expected to provide similar satellite services in the near-term to competitive smartphone devices.

In some of our markets, such as rural telephony, we compete directly or indirectly with very small aperture terminal (“VSAT”) operators that offer communications services through private networks using very small aperture terminals or hybrid systems to target business users. VSAT operators have become increasingly competitive due to technological advances that have resulted in smaller, more flexible and less expensive terminals.

We compete indirectly with terrestrial wireline (“landline”) and wireless communications networks. We provide service in areas that are inadequately covered by these ground systems. To the extent that terrestrial communications companies invest in underdeveloped areas, we will face increased competition in those areas.

Our SPOT products compete indirectly with Personal Locator Beacons (“PLBs”). A variety of manufacturers offer PLBs to industry specifications.

Our industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite and ground network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, designing and building the satellite constellation and synchronizing the network technology.

For terrestrial spectrum opportunities, our primary competition is other licensed and unlicensed spectrum alternatives and, to a lesser extent, lightly licensed bands. Anterix, a licensed spectrum holder, is also a successful competitor for use cases that require low data over longer distances. We may be able to address certain of these use cases with spectrum provided by our satellite network.

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

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and various other countries. In 2022, approximately 27% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 2: Revenue in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - "We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas."

Intellectual Property

We hold various U.S. and foreign patents and patents pending that expire between 2023 and 2039. These patents cover many aspects of our satellite system, our global network and our user terminals. In recent years, we have reduced our foreign filings and decided to allow some previously granted foreign patents to lapse based on (a) the relative significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under our credit facility agreement we entered into in 2019 (the "2019 Facility Agreement").

Human Capital

As of December 31, 2022, we had 332 employees in fourteen countries around the world; 22 of our employees were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good. We are an equal opportunity employer and comply with labor and employment laws in all of the countries in which we operate.

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

We also encourage training and development through Globalstar University, which is an online platform that hosts a variety of training programs ranging from leadership and management programs to technical, on the job training. Employee engagement is also important for us, and includes an interactive wellness program, corporate communications and employee surveys. Our commitment to diversity and inclusion is part of our worldwide culture, which our employees confirmed in our most recent employee survey as "Diversity and Inclusion" continues to be one of the highest rated culture categories.

In response to COVID-19 mitigation measures, we remain focused on the health and safety of our employees. We continue to support hybrid working arrangements and accommodate flexible work schedules, as needed.

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

Services and Equipment

Sales of services accounted for approximately 89%, 85% and 88% of our total revenues for 2022, 2021, and 2020, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 11%, 15% and 12% of our total revenues for 2022, 2021, and 2020, respectively.

Global Chip Shortage

In recent years, the global chip shortage has negatively impacted our manufacturing processes, including causing delays in and increased costs of sourcing certain component parts. We have mitigated some of the impact of these shortages through strategic changes in our manufacturing process and supply chain.

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

Risks Related to Our Business
Revenue under the Service Agreements constitutes a substantial portion of our current revenues, and there is no assurance that we will receive the revenue expected under the Service Agreements.
The Service Agreements contributed approximately 24% of our revenue for the year ended December 31, 2022. The Service Agreements impose a number of substantial obligations on us, provide for certain of our fees to be payable only upon satisfaction of the conditions therein and are terminable by each party. It is possible that we may fail to meet these obligations, that the conditions to the payment of such fees may not be satisfied, that our Partner's products that employ the Services will not succeed or that the Service Agreements may be terminated. If any of these events were to occur, we would not receive the revenues we currently expect to receive under the Service Agreements, which could materially and adversely affect our business and results of operations.

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
If a satellite fails prior to the end of its estimated useful life, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero; any such impairment charges could depress our net income (or increase our net loss) for the period in which the failure occurs.

The implementation of our business plan depends on increased demand for wireless communications services via satellite (including IoT applications) and via terrestrial mobile broadband networks, both for our existing services and products and for new services and products.
We plan to introduce new products and services that work over our network as well as terrestrial mobile broadband services. However, demand for wireless communication services may not grow, or may decrease, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell our services, could exert downward pressure on prices, or both. This, in turn, could decrease our revenue and profitability and adversely affect our ability to increase our revenue and profitability over time.
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
Satellite-based Competitors
There are currently at least four other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, Inmarsat and ORBCOMM Inc. Recently, the FCC partially approved SpaceX's application to launch a portion of its satellite constellation. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with competitive pricing strategies. We also face competition with respect to network coverage and market share in specialized industries, such as maritime and governmental.
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
Additionally, in connection with the Service Agreements, our direct to device service, also faces competition from other satellite service providers that are expected to provide similar satellite services to competitive smartphone devices.
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

Volatility in the financial markets may impede our ability to access capital markets and may adversely affect our financial condition.
Our Service Agreements with Partner require us to raise additional financing, such as to refinance our 2019 Facility Agreement. Turmoil in the capital markets, including the tightening of credit and increased interest rates, have impacted, and may continue to impact in the future, our ability to raise financing on terms and at a cost favorable to the Company. We are, and may be again in the future, required to raise capital during a weak economy, and have little flexibility to wait for more favorable terms or economic conditions. We are likely to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. Such unfavorable market conditions could have an adverse impact on our ability to fund our operations and capital expenditures in the future, including our obligations under the Service Agreements and the satellite procurement agreement with MDA. Any adverse change in the terms of our financing, including increased costs, could have a negative impact on our financial condition.

Lack of availability of components from the electronics industry, required in our retail products, gateways and satellites could delay or adversely impact our operations.
 We rely upon the availability of components, materials and component parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our retail products, gateways and satellites, could be subject to disruptions, cost increases or both. Recent disruptions in the global supply chain have limited our ability to procure component parts timely and at reasonable prices. During 2022, supply chain disruptions and production issues negatively impacted our ability to sell our most popular SPOT and Commercial IoT products. We continue to fulfill customer orders, including the sell-through of safety stock, and maintain adequate margins on subscriber equipment sales as well as maintain our gateways; however the continued impact of global component part shortages is unknown and may continue to adversely impact our business, financial condition and results of operations.

Our business is capital intensive. We may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
Implementation of our longer-term business strategy requires a substantial outlay of capital. As we pursue business strategies and seek to respond to developments in our business and opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. There can be no assurance that we will be able to satisfy our capital requirements in the future. In addition, if one of our satellites failed unexpectedly, there can be no assurance of insurance recovery for our losses or the timing thereof, and we may need to obtain additional financing to replace the satellite. When we determine we need to obtain additional funds through external financing and are unable to do so on terms and conditions we determine favorable to us or at all, we may be prevented from fully implementing our business strategy.

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
Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 27% and 31% of our total revenue was to customers primarily located in Canada, Europe, Central America, and South America during 2022 and 2021, respectively. Our results of operations for 2022 and 2021 included net losses of approximately $6.6 million and net losses of $6.3 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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
Our principal near-term liquidity requirements include primarily funding our operating costs, capital expenditures, including repayment of amounts being financed through MDA, and future amounts expected to be incurred, under the satellite procurement agreement; repayment of the remaining principal balance due under the 2019 Facility Agreement; and interest and dividends due on any debt or preferred equity instruments outstanding. Our principal sources of liquidity during 2022 included cash on hand ($32.1 million), cash flows from operations and vendor financing. Our principal sources of liquidity over the next twelve months are expected to include cash on hand, cash flows from operations, prepayments under the Service Agreements (discussed in Recent Developments below) and funds from a debt or equity financing that has not yet been arranged.
Our operating expenses for the twelve-month period ended December 31, 2022 were $369.5 million, which included nonrecurring, noncash impairment charges of $175.1 million as well as noncash depreciation, amortization and accretion of $93.9 million.
Another source of liquidity may include proceeds from the exercise of warrants under the Service Agreements. We also expect sources of liquidity to include funds from other debt or equity financings that have not yet been arranged; we are actively pursuing a new financing arrangement to refinance amounts due under the 2019 Facility Agreement.
On a longer-term basis, our liquidity requirements also include debt service obligations. We cannot provide assurance that we will not experience a liquidity shortfall in the short or long-term.
As of December 31, 2022, the principal balance of our debt obligations was $203.0 million, consisting of $143.2 million under the 2019 Facility Agreement and $59.8 million under our vendor financing arrangement. In February 2023, we executed a prepayment agreement under the Service Agreements, whereby Partner is obligated, subject to certain conditions, to fund an amount up to approximately $252.0 million (to be adjusted as required), which is required to be recouped by Globalstar beginning at the earlier of phase two service launch or the third quarter of 2025.
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
We may also access equity and debt capital markets from time to time or refinance our debt obligations with the intent to improve the terms of our indebtedness; the availability of such financing may be unavailable on terms and conditions we determine favorable to us or at all.

Restrictive covenants in our 2019 Facility Agreement and Service Agreements may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.
Our 2019 Facility Agreement and prepayment agreement associated with the Service Agreements contain a number of significant restrictions and covenants. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, including financial and non-financial covenants, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of favorable business opportunities. Our 2019 Facility Agreement includes a limitation on expenditures in connection with spectrum rights, which may prohibit us from making certain expenditures that we consider accretive to our business and would otherwise make. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. We have received waivers from our lenders in the past; however, we may not be successful in obtaining waivers from the remaining lender in the future, which may result in noncompliance with restrictions and covenants. Our failure to comply with these covenants would be an event of default. An event of default under the 2019 Facility Agreement or the Service Agreements would permit the lender to accelerate the indebtedness under these agreements. That acceleration would permit holders of our obligations under other agreements that contain cross-acceleration provisions to accelerate our obligations to them. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Report for further discussion.

Our networks and those of our third-party service providers and customers may be vulnerable to unauthorized or unlawful access. Our use of personal information could give rise to costs and liabilities arising from developing data privacy laws.
Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, attacks, malware, data breaches and other security problems. Persons who circumvent security measures could wrongfully obtain or use information from such networks or cause interruptions, delays or malfunctions in our operations. A data breach or network disruption could harm our reputation, cause demand for our products and services to fall or compromise our ability to pursue our business plans. A number of significant, widespread security breaches have compromised companies and governmental agencies. In some cases, these breaches originated from outside the United States. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business.
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
Product Liability Insurance and Product Replacement or Recall Costs
We may be subject to product liability and product recall claims if any of our products and services are alleged to have caused injury to persons or damage to property. If any of our products prove to be defective, we may need to recall and redesign them. In addition, any claim or product recall that results in significant adverse publicity may negatively affect our business, financial condition or results of operations. We do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations or cash flows. We investigate potential quality issues as part of our ongoing effort to deliver quality products to our customers.
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
General Liability Insurance In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2023. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference or interference with the use of property.
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

The effect of an epidemic or pandemic, such as the COVID-19 pandemic, could have an adverse impact on our operations and the operations of our customers and may have a material adverse impact on our financial condition and results of operations.
An epidemic or pandemic could significantly disrupt our operations, including, but not limited to, our workforce, supply chain, regulatory processes and market demand of our products. An epidemic or pandemic could also significantly impact our customers, including their demand for and ability to pay for our services and equipment. The extent to which COVID-19 could continue to impact our operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted.

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
We are exposed to risk of loss in the event of nonperformance by our customers of their obligations to us. Some of our customers may be highly leveraged or subject to their own operating and regulatory risks. Many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. From time to time, credit is less available and available on more restrictive terms. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our customers' liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers could reduce our cash flows.

We have been in the past from time to time, and may be in the future, subject to litigation and investigations that could have a substantial, adverse impact on our business.
From time to time we are subject to litigation, including claims related to our business activities. We have also been in the past, and may be in the future, subject to investigations by regulators and governmental agencies, including the United States Department of the Treasury's Office of Foreign Assets Control, the United States Department of Commerce, Bureau of Industry and Security and the United States Immigration and Customs Enforcement. Irrespective of their merits, litigation and investigations may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. At this time, we are not aware of any pending litigation, investigation, dispute or claim that could have a material adverse effect on our financial condition, results of operations or liquidity. However, we may be wrong in this assessment. Additionally, in the future we may become subject to additional litigation that could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.

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
The FCC may permit other MSS operators to operate in our frequency bands in the future. To date, there are no other authorized CDMA-based MSS operators. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. From time to time, Globalstar has faced applications by other operators for access to its licensed spectrum.

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

If the FCC, our French regulator, or any other regulator, revokes, modifies or fails to renew or amend our licenses, our ability to operate may be limited.
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
There can be no assurance that the FCC or our French regulators will renew the licenses we hold. If the FCC, the French Ministry, ARCEP or any other regulators revoke, modify or fail to renew or amend the licenses we hold or if we fail to satisfy any of the conditions of our respective licenses, then we may not be able to continue to provide mobile satellite communications services, which would have a material adverse effect on our business and operations.
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

Restrictive covenants in our 2019 Facility Agreement and Service Agreements do not allow us to pay dividends on our common stock for the foreseeable future, which may affect the market for our shares.
We do not expect to pay cash dividends on our common stock. Our 2019 Facility Agreement and Service Agreements currently prohibits the payment of cash dividends on our common stock. During 2022, we issued shares of Series A Preferred Stock. The terms of Series A Preferred Stock provides for the payment of cumulative cash dividends at a rate of 7% per annum, subject to certain terms and conditions. If such dividends are not declared by our board of directors, the dividends will accrue and cumulative payment will be made on the next dividend payment date or upon liquidation. The issuance of the Series A Preferred Stock required consent from the remaining lender of our 2019 Facility Agreement.
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
We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 2.2 billion shares of common stock and 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. As of December 31, 2022, approximately 1.8 billion shares of common stock were issued and outstanding and 0.1 million shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2022, there were 0.4 billion shares of common stock available for future issuance, of which approximately 5.1 million shares were contingently issuable upon the exercise of stock options and the vesting of restricted stock awards and units and 49.1 million shares may be exercised by Partner from warrants issued under the Service Agreements to purchase up to 2.64% of our common stock (the "Warrants"). The number of Warrants issued to Partner is subject to certain adjustments, such as divided payments in shares of Globalstar common stock, stock splits, stock repurchases, merger, sale of assets or upon certain issuances of Globalstar common stock. We may issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that such sales could occur, may have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.
Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized, of which 0.1 million shares of Series A Preferred Stock are issued and outstanding. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priorities and liquidation premiums and have preferential voting rights to those held by the holders of our common stock.

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

As of December 31, 2022, Thermo owned approximately 60% of our outstanding common stock. We have depended substantially on Thermo to provide capital to finance our business. Although extraordinary corporate transactions, material sales of assets and certain transactions with related parties must be approved by the Strategic Review Committee, to the extent these and other matters are also subject to a vote of our shareholders, Thermo is able to control such vote. These matters include the election of certain members of our board of directors and numerous other matters, including changes of control and other significant corporate transactions, so long as these transactions are not between Thermo and Globalstar and until such time as Thermo shall no longer be the beneficial owner of 45% or more of our outstanding common stock.
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

As of December 31, 2022, our principal headquarters are located in Covington, Louisiana. We own or lease the facilities described in the following table:

Facility Use	Location
Offices	Africa (Botswana)
Brazil (Rio de Janeiro)
Central America (Panama)
Europe (Ireland)
United States of America (California and Louisiana) (1)
Gateways	Africa (Botswana, Gabon and Rwanda)
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
South America (Venezuela)
United States of America (Alaska, Florida, Hawaii, Puerto Rico and Texas) (3)

(1) Location includes a Satellite and Ground Control Center.
(2) Location includes a Satellite Control Center.
(3) Certain owned properties are encumbered by liens in favor of the administrative agent under our 2019 Facility Agreement (and expected to be encumbered by liens under the Service Agreements) for the benefit of the lenders thereunder. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments in this Report.

As of December 31, 2022, we have executed an additional agreement for a new gateway location that is expected to commence during 2023.

Item 3. Legal Proceedings

For a description of any material legal and regulatory proceedings and settlements, see Note 9: Commitments and Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NYSE American under the symbol "GSAT". As of February 24, 2023, 1,811 million shares of our common stock were outstanding, held by 226 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Preferred Stock

On November 15, 2022, we issued 149,425 shares, of our 7.0% Perpetual Preferred Stock, Series A, $0.0001 par value per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). Holders of Series A Preferred Stock will be entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2023. As of February 24, 2023, 149,425 shares of our preferred stock were outstanding, held by four holders of record.

In January 2023, our Board of Directors declared a dividend totaling $1.3 million for the period between November 15, 2022 and December 31, 2022; this payment was made in January 2023.

Dividend Information

We have never declared or paid any cash dividends on our common stock. Prior to January 2023, we have never declared or paid any cash dividends on our preferred stock As discussed above, in November 2022, we issued shares of Series A Preferred Stock, which provides for the payment of cumulative cash dividends at a rate of 7% per annum. The issuance of the Series A Preferred Stock required consent from the remaining lender under our 2019 Facility Agreement. Except for preferred stock dividends, we currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion.

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

Comparison of the Results of Operations for the years ended December 31, 2022 and 2021

Revenue:

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. During the twelve months ended December 31, 2022, total revenue increased $24.2 million, or 19%, to $148.5 million from $124.3 million in 2021. See below for a further discussion of the fluctuation in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Subscriber services
Duplex	$29,222	20%	$31,197	25%
SPOT	45,670	31%	46,040	37%
Commercial IoT	19,516	13%	17,951	14%
Wholesale capacity services	34,913	24%	8,945	7%
Engineering and other services	2,747	1%	2,331	2%
Total Service Revenue	$132,068	89%	$106,464	85%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$319	—%	$1,011	1%
SPOT	5,888	4%	9,427	8%
Commercial IoT	10,132	7%	7,169	6%
Other	97	—%	226	—%
Total Equipment Revenue	$16,436	11%	$17,833	15%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2022	2021
Average number of subscribers for the year ended:
Duplex	40,913	45,789
SPOT	272,088	268,735
Commercial IoT	442,060	414,689
Other	13,330	26,864
Total	768,391	756,077

ARPU (monthly):
Duplex	$59.52	$56.78
SPOT	13.99	14.28
Commercial IoT	3.68	3.61

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Wholesale capacity service revenue includes revenue generated from satellite network access and related services under the Service Agreements, and engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts; neither of these service revenue items is subscriber driven. Accordingly, we do not present ARPU for wholesale capacity service revenue or engineering and other service revenue in the table above.

As previously discussed, during the first quarter of 2022, approximately 25,000 subscribers previously recorded in Other in the table above were removed from our subscriber count.

Service Revenue

Duplex service revenue decreased 6% in 2022 due primarily to a decline in average subscribers of 11% offset by an increase in ARPU of 5%. The decrease in average subscribers is due to churn exceeding gross activations over the last twelve months. In line with the shift in demand across the MSS industry from full Duplex voice and data services to IoT-enabled devices, we expect the decline in our Duplex subscriber base to continue as we focus our investments on IoT-enabled devices and services. The increase in ARPU is due to adjustments made to certain rate plans to align pricing with our competitors and to better align the value of services offered to our Duplex subscribers. Higher service prices were offset partially by strengthening of the U.S. dollar which lowered the revenue recognized from billings denominated in certain foreign currencies.

SPOT service revenue decreased 1% in 2022 due to lower ARPU, offset partially by an increase in average subscribers. The decrease in ARPU is due to the strengthening of the U.S. dollar as well as the mix of subscriber rate plans, including the continued popularity of our flex plans. Our flex plans generally carry lower rates than our traditional prepaid unlimited plans because users can suspend their service plan periodically during their contract term. Slightly offsetting the decrease in revenue due to lower ARPU were higher average subscribers. During 2022, our average subscriber base increased despite fewer than forecasted activations resulting from supply chain disruptions over the past few quarters (see further discussion below).

Commercial IoT service revenue increased 9% in 2022 due to higher average subscribers and, to a lesser extent, higher ARPU. During 2022, average subscribers increased 7% and ARPU increased 2%. Gross subscriber activations have increased 26% over the last twelve months and subscriber churn is lower over the same period. Our average subscriber base has grown despite significant production delays in 2022 resulting from component part shortages (discussed further below). As we fulfill sales back orders for Commercial IoT products, we expect to see activations continue to increase. Importantly, during the fourth quarter of 2022, we were able to fulfill many of these back orders, resulting in a greater than 50% increase in gross subscriber activations quarter over quarter. During 2022, steady growth in our Latin American subscriber base has also contributed to higher revenue; average subscribers for this region increased 29% and represent 4% of our average subscriber growth in total. The fluctuations in ARPU for both periods are driven by the mix of subscribers on various rate plans.

Wholesale capacity service revenue increased $26.0 million to $34.9 million during 2022 from $8.9 million during 2021 due to the timing and amount of revenue recognized associated with the Service Agreements. This increase in revenue was due primarily to consideration received for performance obligations associated with our work to expand and upgrade our gateways around the globe in preparation for the launch of service as well as fees associated with the services that commenced in November 2022.

Engineering and other service revenue increased $0.4 million in 2022. Throughout 2022, we have made significant progress on constructing a teleport for a customer at one of our gateway locations in Brazil; the services performed for this customer contributed to more than the total increase in Engineering and other service revenue during the year. Other smaller items offset this increase in revenue year over year. Additionally, as previously discussed, we disconnected service to approximately 25,000 subscribers in Russia. During 2021, we billed less than $0.3 million to these subscribers and the revenue associated with these subscribers was recorded in Engineering and other service revenue.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.7 million, or 68%, in 2022. This decrease was due to a lower sales volume of phones and accessories since these devices are no longer being manufactured.

Revenue from SPOT equipment sales decreased $3.5 million, or 38%, in 2022. This decrease resulted from a lower volume of products sold over the last twelve months. Two of our core SPOT products were on back order for the vast majority of 2022, which delayed the fulfillment of orders, thereby reducing equipment sales year over year. We continue to see demand exceeding supply resulting from supply chain disruptions caused by component part shortages. We are actively working to address this issue. Production has resumed, and we are optimistic the remaining back orders will be fulfilled by the end of the first quarter of 2023.

Revenue from Commercial IoT equipment sales increased $3.0 million, or 41%, in 2022 due primarily to growth in demand for our Commercial IoT products and services. This demand has outpaced available inventory due to supply chain disruptions caused by component part shortages. While production issues were substantially resolved during the second half of 2022, we continue to be in a back order position. Once we are able to produce sufficient quantities to meet demand, we expect equipment sales to continue to increase and expect the remaining back orders will be fulfilled by the end of the first quarter of 2023.

Operating Expenses:

Total operating expenses increased 95% to $369.5 million in 2022 from $189.8 million in 2021 due primarily to reductions in the value of inventory and long-lived assets. This item and other contributors to the variance in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $6.0 million, or 16%, to $43.4 million in 2022 from $37.4 million in 2021. The increase in cost of services was due to higher personnel costs totaling $3.0 million, which included $0.7 million related to non-recurring bonuses and separation pay. Higher lease expense associated with new teleport leases (including associated occupancy costs, such as utilities and other building services), which commenced throughout the second half of 2021, contributed to $2.2 million of the total increase. These leases were executed in connection with the gateway expansion project to support the Service Agreements; 85% of these lease and related costs are being reimbursed to us, and this consideration is being recognized as revenue (as further discussed above in "Wholesale capacity service revenue"). Higher professional fees and licensing costs related to our implementation of a new enterprise resource planning ("ERP") system, which went live in January 2022, as well as other costs for information technology security and maintenance contributed $1.8 million to the total increase.

These increases were offset partially by an employee retention credit received in December 2022. We received this refund check totaling $1.8 million as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the first quarter of 2021. The refund was recorded as a reduction to operating expenses during the fourth quarter of 2022 and was allocated between Cost of Services and MG&A (defined below) totaling $1.3 million and $0.5 million, respectively, based on the employee costs incurred during the eligible period.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased by $0.5 million, or 4%, to $13.1 million in 2022 from $13.6 million in 2021. This decrease is generally consistent with the decrease in total revenue from subscriber equipment sales, offset partially by the impact of the 2021 reversal of a prior year accrual for tariffs. Pursuant to regulatory developments, we reversed this accrual for potential tariffs owed on imports from China made prior to a ruling by the U.S Customs and Border Protection in September 2019 that we no longer believe will be due, resulting in an expense reduction of $1.0 million in 2021. Margin percentages for both SPOT and Commercial IoT narrowed during 2022 compared to 2021 resulting from the mix of products sold during each respective period.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During 2022, we recorded a reduction in the value of inventory totaling $8.6 million. As disclosed in Note 8: Fair Value Measurements to our Consolidated Financial Statements, upon Partner's announcement in September 2022, our strategy relative to second-generation Duplex assets shifted. Due to this shift in strategy, we concluded that there was no remaining net realizable value of our second-generation Duplex inventory, resulting in an $8.5 million reduction in value of inventory. During 2021, we recorded a reduction in the value of inventory totaling $1.0 million which included the write-off of certain materials that were not likely to be used in production as well as defective inventory units that were not saleable.

Marketing, General and Administrative

Marketing, general and administrative expenses ("MG&A") increased $2.7 million, or 7%, to $44.1 million in 2022 from $41.4 million in 2021. The increase was due to higher personnel costs of $5.0 million. Included in personnel costs are higher stock-based compensation driven by performance grants to certain employees associated with their efforts under the Service Agreements ($4.0 million of the increase), cash bonuses ($0.5 million of the increase) and separation pay ($0.5 million of the increase). Higher professional and legal fees totaling $0.8 million also increased MG&A expense during the year. The provision for credit losses increased $0.9 million during 2022; this increase was due in part to a successful recovery of a previously reserved customer balance during 2021, which reduced expense in 2021 and did not recur in 2022.

These increases were offset partially by certain non-recurring items, including lower subscriber acquisition costs of $1.0 million due primarily to the deactivation of all Sat-Fi2® subscribers during the first half of 2021. Additionally, during 2021, we terminated our dealer program and reduced advertising spend for Duplex products and services; these items contributed $1.2 million to the decrease in MG&A expense. Also, during the first quarter of 2022, we reversed a $1.0 million accrual related to professional services associated with the 2018 shareholder litigation based on our assessment of the likelihood of payment. As discussed above in Cost of Services, we received a refund check as a result of our eligibility for the employee retention credit under the provisions of the CARES Act; we recorded a reduction to MG&A totaling $0.5 million during 2022.

Reduction in Value of Long-Lived Assets

During 2022, we recorded a reduction in the value of long-lived assets totaling $166.5 million. As disclosed in Note 8: Fair Value Measurements to our Consolidated Financial Statements, upon Partner's announcement in September 2022, our strategy relative to our second-generation Duplex assets shifted. Due to this shift in strategy, we re-assessed our asset grouping for long-lived assets and determined that the second-generation Duplex assets (including the gateways (and related technology) capable of providing commercial traffic to support Sat-Fi2®) are no longer part of our overall satellite and ground network. These second-generation Duplex assets will no longer provide future cash flows to us - these assets totaled approximately $161.2 million prior to their write down in September 2022. Our first-generation Duplex assets (i.e. handsets and related ground infrastructure) were not impacted. Also reflected in the reduction in the value of long-lived assets were certain prepaid licenses and royalties necessary for the manufacture and distribution of second-generation Duplex products and services. These prepaid items are no longer considered recoverable as there are no longer separately identifiable cash flows for such assets - these assets totaled approximately $4.7 million prior to their write down in September 2022.

Additionally, during 2022, we recorded reductions in the value of intangible and other assets totaling $0.6 million. We wrote off work in progress associated with spectrum licensing efforts in certain countries around the world. We determined that attainment of such licenses was no longer probable based on discussions with regulators and other circumstances.

Other (Expense) Income:

Gain on Extinguishment of Debt

We recorded a gain on extinguishment of debt totaling $2.8 million during 2022 related to the November 2022 exchange of a portion of the 2019 Facility Agreement principal balance into Series A Preferred Stock. This gain was recorded for the portion exchanged for unaffiliated lenders only. The gain represents the difference between the net carrying amount prior to extinguishment (including unamortized deferred financing costs, debt discounts, and related derivative) and the reacquisition price of the debt.

We recorded a net gain on extinguishment of debt totaling $3.1 million during 2021 related to the following items: (i) gain on extinguishment of debt of $5.0 million resulting from the Small Business Administration's forgiveness of amounts outstanding under our Paycheck Protection Program ("PPP") loan and (ii) net losses on extinguishment of debt of $1.9 million resulting from the write off of deferred financing costs following unscheduled principal repayments of the 2009 Facility Agreement during 2021.

 Interest Income and Expense

Interest income and expense, net, decreased $13.3 million to $30.2 million for 2022 compared to $43.5 million for 2021. This decrease was driven primarily by higher capitalized interest (which decreases interest expense) of $11.5 million and lower gross interest costs of $1.8 million. The increase in capitalized interest is due to an increase in our construction in progress balance during 2022, associated primarily with the satellite procurement agreement with MDA to construct new satellites to replenish our existing satellite constellation. Gross interest costs were lower due to lower interest of $7.6 million associated with the 2009 Facility Agreement; this decrease was offset partially by higher interest of $2.3 million associated with the 2019 Facility Agreement, imputed non-cash interest associated with the significant financing component related to advance payments from Partner under the Service Agreements of $1.9 million, and the accrual of interest associated with our vendor financing totaling $1.3 million. Other smaller items contributed to the remaining variance during 2022.

Derivative Loss

We recorded derivative losses of $0.8 million and $1.0 million in 2022 and 2021, respectively. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. During 2022, an increase in the discount rate used in the valuation of the derivative associated with the 2019 Facility Agreement contributed to the derivatives loss. This impact was offset partially by changes in the probability and timing of prepayments contemplated in the valuation of the derivative associated with our 2019 Facility Agreement. Additionally, we recorded a gain on the valuation adjustment of the embedded derivative associated with our 2013 8.00% Notes following their conversion during the first quarter of 2022. The losses recorded during 2021 were due primarily to an increase in our stock price and stock price volatility, which are significant inputs used in the valuation of the embedded derivative associated with our 2013 8.00% Notes. See Note 8: Fair Value Measurements to our Consolidated Financial Statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Loss

Foreign currency loss fluctuated by $0.3 million to a loss of $6.6 million in 2022 from a loss of $6.3 million in 2021. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at each reporting period. For 2022 and 2021, the foreign currency losses were due to the strengthening of the U.S. dollar relative to certain other currencies, such as the Euro; other currency fluctuations of the Canadian Dollar and the Brazilian Real also impacted the net losses in both periods.

Pension Settlement Loss

In August 2022, we settled the remaining pension liability; this settlement resulted in a loss of $1.5 million. See Note 12: Pensions and Other Employee Benefits to our Consolidated Financial Statements for further discussion. Similar activity did not occur during 2021.

Income Tax Expense (Benefit)

Income tax expense (benefit) fluctuated by $0.4 million to an expense of $0.1 million in 2022 from a benefit of $0.3 million in 2021. The primary income tax expense (benefit) is related to deferred state tax liabilities associated with net operating loss limitations.

Comparison of the Results of Operations for the years ended December 31, 2021 and 2020

Discussion of the results of operations for the years ended December 31, 2021 and 2020 can be found in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

Liquidity and Capital Resources

Our principal near-term liquidity requirements include funding our operating costs; capital expenditures, including repayment of amounts being financed through MDA, and future amounts expected to be incurred under the satellite procurement agreement; repayment of the remaining principal balance due under the 2019 Facility Agreement; and interest and dividends due on any debt or preferred equity instruments outstanding.

Our principal sources of liquidity during 2022 included cash on hand, cash flows from operations and vendor financing. Our principal sources of liquidity over the next twelve months are expected to included cash on hand, cash flows from operations, prepayments under the Service Agreements (discussed in Recent Developments below) and funds from a debt or equity financing that have not yet been arranged. With this financing, we expect that our sources of liquidity will be sufficient for us to cover our obligations over the next twelve months and longer term. Another source of liquidity may include proceeds from the exercise of warrants under the Service Agreements.

Overview

As of December 31, 2022 and December 31, 2021, we held cash and cash equivalents of $32.1 million and $14.3 million, respectively.

The total carrying amount of our debt and vendor financing outstanding was $191.9 million at December 31, 2022, compared to $237.9 at December 31, 2021.

The $46.0 million decrease in the carrying amount of our debt and vendor financing was due to the November 2022 exchange of $149.4 million principal amount of our 2019 Facility Agreement, a $6.3 million mandatory prepayment of principal in August 2022 of our 2019 Facility Agreement, and a $1.4 million reduction in the principal balance of the 2013 8.00% Notes following their conversion into shares of Globalstar common stock during 2022. These items were offset by amounts due to MDA under the satellite procurement agreement of $59.8 million during 2022, a higher carrying value of the 2019 Facility Agreement of $51.4 million due to the accrual of PIK interest ($35.2 million), the accretion of debt discount and amortization of deferred financing costs ($5.3 million) and the write off of deferred financing costs associated with the exchange discussed below ($10.9 million).

Recent Developments

On February 27, 2023, Globalstar and Partner agreed to amend the Service Agreements to provide for, among other things, Partner’s prepayment of $252 million to us (the “Prepayment”). We plan to use the proceeds of the Prepayment to pay amounts currently due and payable, and future amounts due, under our previously disclosed Satellite Procurement Agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The Prepayment replaces our requirement to raise third-party financing for these costs as previously required under the Service Agreements and will be funded on a quarterly basis, subject to certain conditions in the agreement. The remaining amount of the satellite costs is expected to be funded from our operating cash flows.

The amount of the Prepayment and fees payable thereon will be recouped from amounts payable by our Partner for services provided by us under the Service Agreements. The Prepayment is expected to be recouped in installments for a period of 16 quarters beginning no later than the third quarter of 2025. The Prepayment may also be repaid over time through excess cash flow sweeps or voluntary prepayments, as provided under the terms of the prepayment agreement. For as long as any portion of the Prepayment is outstanding, we will be subject to certain covenants including (i) minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) limitations on certain asset transfers, expenditures and investments.

Amounts payable by us in connection with the Prepayment will be guaranteed by Thermo, subject to applicable shareholder approval. Prior to such shareholder approval, Thermo has agreed to provide support of certain of our obligations under the Service Agreements, the Satellite Procurement Agreement, and certain related contracts directly to Partner.

As conditions precedent to Prepayment funding, we must (i) convert or refinance the remaining loans outstanding under the 2019 Facility Agreement by March 13, 2023 and (ii) grant Partner a first-priority lien in our assets to secure its obligations under the Service Agreements.

Cash Flows for the years ended December 31, 2022, 2021 and 2020

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2022	2021	2020
Net cash provided by operating activities	$63,800	$131,881	$22,215
Net cash used in investing activities	(39,952)	(45,186)	(14,536)
Net cash (used in) provided by financing activities	(6,048)	(140,282)	1,164
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(132)	52
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,778	$(53,719)	$8,895

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from wholesale capacity services provided to our Partner under the Service Agreements as well as satellite voice and data services provided, and equipment sold, to our subscribers. We use cash in operating activities primarily for personnel, network maintenance, inventory purchases and other general corporate expenditures.
Net cash provided by operating activities was $63.8 million during 2022 compared to $131.9 million during 2021. This decrease was due primarily to a smaller increase in deferred revenue during 2022 compared to 2021 due to the timing and amount of prepayments made by Partner under the Service Agreements, which were recorded as deferred revenue (see Note 2: Revenue to our Consolidated Financial Statements for further discussion). The decrease in operating cash flows was also due to other working capital changes year over year, including the timing of vendor payments and customer receivables, offset partially by higher net income in 2022 after adjusting for noncash items.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $40.0 million during 2022 compared to $45.2 million during 2021. The nature of our capital expenditures in both years related primarily to network upgrades associated with the Service Agreements, including the procurement and deployment of new antennas for our gateways, the preparation and launch of our on-ground spare satellite in June 2022, and milestone work under the satellite procurement agreement with MDA which was executed in February 2022. Cash used in investing decreased from 2021 to 2022 due to lower costs associated with gateway upgrades as that portion of the project nears completion, offset partially by replacement satellite costs.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $6.0 million in 2022 compared to net cash provided by financing activities of $140.3 million in 2021. Net cash used in financing activities was $6.0 million during 2022 due to an unscheduled principal repayment of the 2019 Facility Agreement in August 2022 totaling $6.3 million. During 2021, we paid off the remaining principal balance due under the 2009 Facility Agreement of $187.0 million (see further discussion below). In March 2021, we received $43.7 million in proceeds from the exercise of the warrants issued with our 2019 Facility Agreement and, in December 2021, we received a partial refund of premiums previously paid for the 2009 Facility Agreement of $2.6 million.

Discussion of our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020 can be found in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements.

2019 Facility Agreement

In November 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders. The 2019 Facility Agreement is scheduled to mature in November 2025. The remaining loans under the 2019 Facility Agreement bear interest at a rate of 14% per annum to be paid-in-kind (or in cash, at our option). As of December 31, 2022, the principal amount outstanding under the 2019 Facility Agreement was $143.2 million. As previously disclosed, we provided notice to the agent and remaining lender of our intent to voluntarily prepay all remaining amounts due under the 2019 Facility Agreement by March 13, 2023.

In connection with our Partner's launch of Services on November 15, 2022, to satisfy our obligation to complete the Thermo Debt Conversion (as described in our Current Report on Form 8-K filed September 7, 2022), we entered into an Exchange Agreement dated as of November 15, 2022 (the “Exchange Agreement”) with affiliates of Thermo and certain other lenders (collectively, the “Exchanging Lenders”) providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the Exchanging Lenders’ loans under the 2019 Facility Agreement for shares of our Series A Preferred Stock. Pursuant to the terms of the Exchange Agreement, on November 15, 2022, we exchanged a total of $149.4 million of loans under the 2019 Facility Agreement, including all loans held by Thermo.

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

The 2019 Facility Agreement contains customary events of default and requires us to satisfy various financial and non-financial covenants. The compliance calculations of the financial covenants of the 2019 Facility Agreement permit us to include certain cash funds we receive from the issuance of our common stock and/or subordinated indebtedness. We refer to these funds as "Equity Cure Contributions". If we violate any covenants and are unable to obtain a sufficient Equity Cure Contribution or obtain a waiver, we would be in default under the 2019 Facility Agreement, and the lenders could accelerate payment of the indebtedness. As of December 31, 2022, we were in compliance with all the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. We generated Excess Cash Flow for the six-month measurement period ended June 30, 2022 and were required to pay $6.3 million to our lenders in August 2022. This payment reduced future principal payment obligations. The Company generated Excess Cash Flow for the six-month measurement period ended December 31, 2022 and will be required to pay approximately $2.0 million if the debt remains outstanding on March 16, 2023.

Vendor Financing

In February 2022, we entered into a satellite procurement agreement with MDA. This agreement (as amended in October 2022 and January 2023) provides for deferrals of milestone payments through March 15, 2023. We have made $34 million in payments to MDA under this agreement, including $14 million during the fourth quarter 2022 and $20 million in January 2023. As of December 31, 2022, the amount outstanding under this agreement was $59.8 million. Interest accrues on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances outstanding between December 2022 and March 2023. As discussed above, we expect to pay the deferred milestone payments on or before March 15, 2023 using Prepayment funding from our Partner under the Service Agreements.

8.00% Convertible Senior Notes Issued in 2013

In May 2013, we issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. In March 2022, the holders converted the remaining principal amount outstanding into 2.3 million shares of Globalstar common stock at a conversion price of $0.69 (as adjusted) per share of common stock.

Series A Preferred Stock

In November 2022, we entered into an exchange agreement with the Exchange Lenders, who are affiliates of Thermo and certain other lenders providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the Exchanging Lenders’ loans under the 2019 Facility Agreement for shares of Series A Preferred Stock. Holders of Series A Preferred Stock will be entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2023.

Contractual Obligations and Commitments

Contractual obligations arising in the normal course of business consist primarily of debt obligations (as discussed above), purchase commitments with vendors related to the procurement, deployment and maintenance of our network (discussed below), obligations for non-cancellable purchase orders for inventory ($14.0 million which we expect to be fulfilled in the next fifteen months based on current forecasted equipment sales) and operating lease obligations (see Note 3: Leases to our Consolidated Financial Statements for further discussion).

Satellite Procurement Agreement

We have a satellite procurement agreement with MDA pursuant to which we expect to acquire 17 new satellites that will replenish our existing constellation of satellites and ensure long-term continuity of our mobile satellite services. The procurement agreement requires MDA to deliver the satellites by 2025, with an expectation that all satellites will be launched by the end of 2025. We are acquiring the satellites to provide continuous satellite services to Partner under the Service Agreements, as well as services to our current and future customers. The current contract price for the new satellites is $327.0 million and we have the option of purchasing additional satellites under the contract. In addition, MDA will procure a satellite operations control center for $4.9 million.

To date, the parties have accepted milestones totaling $121.0 million, of which $34.0 million has been paid in cash ($14.0 million was paid during 2022 and an additional $20.0 million was paid in January 2023) and $39.6 million remains as vendor financing due on March 15, 2023. The most recent milestone of $47.4 million was completed in January 2023, as provided in the procurement agreement, and payment is due within the 45-day payment terms pursuant to the procurement agreement. As discussed above, we expect to pay the outstanding milestone payments using Prepayment funding from our Partner under the Service Agreements.

The satellite procurement agreement with MDA contains customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions. We plan to enter into additional agreements for launch services and launch insurance for these satellites. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as adjusted based on certain provisions, beginning with the Phase 2 Service Period.

Other Network Purchase Commitments

Other purchase commitments with vendors for our network total $4.1 million over the next year.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication, and one-way and two-way data transmissions between a mobile or fixed device, (ii) subscriber equipment revenue from the sale of fixed and mobile devices as well as other products and accessories, (iii) wholesale capacity service revenue from providing satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways and (iv) service revenue from providing engineering and communication services to certain customers. The complexities or judgements involved in revenue recognition are discussed below.

If a contract includes more than one performance obligation, such as under the Service Agreements or when subscriber equipment is bundled with services in a multiple-element arrangement, we allocate the transaction price to each performance obligation in proportion to their standalone selling prices at contract inception and recognize them when, or as, each performance obligation is satisfied. Determination of the relative stand-alone selling prices is complex and involves judgement, as prices may vary based on many factors, such as promotions, customer, volume and/or type of equipment sold.

Service revenue is generally recognized over a period of time (consistent with the customer's receipt and consumption of the benefits of our performance) and revenue from the sale of subscriber equipment is recognized at a point in time (consistent with the transfer of risks and rewards of ownership of the hardware).

We record customer payments received in advance of the corresponding service period as deferred revenue. We assess the timing of the transfer of products or services to a customer as compared to the timing of payments made to us to determine whether a significant financing component exists. In general, our subscriber-driven contracts are paid monthly or annually and the time between cash collection and performance is less than one year. For certain payments made under the Service Agreements, the length of time between receipt of payment by Partner and the transfer of services by us is greater than twelve months. Accordingly, these payments made by Partner include a significant financing component.

For Duplex service revenue, we recognize revenue for monthly access fees in the period services are rendered. For annual plans whereby a customer prepays for a predetermined amount of minutes and data, revenue is recognized consistent with the customer's expected pattern of usage, based on historical experience because we believe that this method most accurately depicts the satisfaction of our obligation to the customer. For annual plans where the customer is charged an annual fee to access our system, we recognize revenue on a straight-line basis over the term of the plan.

For our subscriber-driven contracts, subscriber acquisition costs primarily include internal sales commissions and initial activation commissions as well as certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. We capitalize incremental costs to obtain a contract to the extent we expect to recover such costs. All other subscriber acquisitions costs are expensed at the time of the related sale.

For wholesale capacity services, we capitalize costs to fulfill a contract to the extent we expect to recover them and we also capitalize noncash consideration issued to Partner under the Service Agreements. Costs to fulfill a contract may include certain expenses incurred by us prior to the customer benefiting from the service, such as personnel and contractor costs and other operating expenses. Under the Service Agreements, we issued Partner the Warrants to purchase shares of Globalstar common stock; we recorded the Warrants at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the Warrants was capitalized as a contract asset and will be recognized as a reduction of the transaction price over the estimated term of the Service Agreements.

Property and Equipment

The vast majority of our property and equipment costs are incurred related to the construction of our second-generation constellation, including an agreement executed in 2022 for the purchase of new satellites to replenish our existing satellite constellation, and ground station upgrades. Accounting for these assets requires us to make complex judgments and estimates. We capitalize costs associated with the design, manufacture, test and launch of our low earth orbit satellites. We capitalize costs associated with the design, manufacture and test of our ground stations and other capital assets. We track capitalized costs associated with our ground stations and other capital assets by fixed asset category and allocate them to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite equal to its net book value, if any, in the period it is determined that the satellite is not recoverable.

Estimating the useful life of our assets is complex and involves judgement. We evaluate the appropriateness of estimated depreciable lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances. If the useful life of our significant assets changes, this change could impact our operating results. The estimated useful lives of our assets is based on many factors, including estimated design life, information from our engineering department and our overall strategy for the use of the assets. A one year reduction in the estimated useful life of our second-generation satellites would result in an annual increase to depreciation expense of $5.2 million.

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

We may be exposed to the risk of rising interest rates if our future borrowings bear interest at a floating rate.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Globalstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023, expressed an unqualified opinion thereon.

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
At December 31, 2022, the Company had $1.2 billion of Space component assets recorded as property and equipment. As discussed in Note 1 to the consolidated financial statements, the Company’s Space component assets are depreciated on a straight-line basis over their estimated useful life, which is currently estimated to be 15 years. Management’s estimate of the useful life of its Space component assets was based on estimated design life, information from the Company’s engineering department and overall Company strategy for the use of the assets.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to determine the estimated useful life of its Space component assets, including controls over management’s evaluation of the available information to determine the estimated useful life.

Our testing of the Company's estimated useful life of the Space component assets included, among other procedures, evaluating the application of available information to determine the estimated useful life. We compared management’s useful life to the manufacturer’s estimated design life, publicly available information on the estimated useful life of similar assets, operation and performance of the assets per the Company’s engineering group, and the life of its first-generation satellite constellation. Additionally, we evaluated the effect of changes, if any, in the Company’s long-term strategy for use of the assets on the useful life estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New Orleans, Louisiana
March 1, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Globalstar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Globalstar, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Globalstar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 1, 2023

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$32,082	$14,304
Accounts receivable, net of allowance for credit losses of $2,892 and $2,962, respectively	26,329	21,182
Inventory	9,264	13,829
Prepaid expenses and other current assets	13,569	19,558
Total current assets	81,244	68,873
Property and equipment, net	560,371	672,156
Operating lease right of use assets, net	30,859	32,041
Prepaid satellite construction costs and related customer receivable	122,496	—
Intangible and other assets, net of accumulated amortization of $10,908 and $11,189, respectively	38,425	41,036
Total assets	$833,395	$814,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,843	$6,247
Vendor financing	59,822	—
Accrued expenses	58,446	28,947
Payables to affiliates	326	444
Deferred revenue	74,639	25,927
Total current liabilities	197,076	61,565
Long-term debt	132,115	237,932
Operating lease liabilities	27,635	29,237
Deferred revenue, net	157,803	112,054
Other non-current liabilities	3,995	7,887
Total non-current liabilities	321,548	387,110

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 and 100,000,000 shares authorized and none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Series A Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at December 31, 2022; no shares authorized and none issued and outstanding as of December 31, 2021	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,811,074,696 and 1,796,528,871 shares issued and outstanding at December 31, 2022 and 2021, respectively	181	180
Additional paid-in capital	2,345,612	2,146,710
Accumulated other comprehensive income	9,242	1,890
Retained deficit	(2,040,264)	(1,783,349)
Total stockholders’ equity	314,771	365,431
Total liabilities and stockholders’ equity	$833,395	$814,106
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Service revenue	$132,068	$106,464	$113,191
Subscriber equipment sales	16,436	17,833	15,296
Total revenue	148,504	124,297	128,487
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	43,370	37,372	34,751
Cost of subscriber equipment sales	13,097	13,587	13,268
Cost of subscriber equipment sales - reduction in the value of inventory	8,553	1,004	662
Marketing, general and administrative	44,103	41,358	41,738
Reduction in the value of long-lived assets	166,526	242	416
Depreciation, amortization and accretion	93,884	96,237	96,815
Total operating expenses	369,533	189,800	187,650
Loss from operations	(221,029)	(65,503)	(59,163)
Other (expense) income:
Gain on extinguishment of debt	2,790	3,098	—
Interest income and expense, net of amounts capitalized	(30,168)	(43,536)	(48,429)
Derivative (loss) gain	(805)	(1,043)	2,897
Foreign currency loss	(6,592)	(6,308)	(727)
Pension settlement loss	(1,501)	—	(2,075)
Other	463	368	(1,480)
Total other expense	(35,813)	(47,421)	(49,814)
Loss before income taxes	(256,842)	(112,924)	(108,977)
Income tax expense (benefit)	73	(299)	662
Net loss	$(256,915)	$(112,625)	$(109,639)

Net loss attributable to common shareholders (Note 14)	$(258,252)	$(112,625)	$(109,639)
Net loss per common share:
Basic	$(0.14)	$(0.06)	$(0.07)
Diluted	(0.14)	(0.06)	(0.07)
Weighted-average shares outstanding:
Basic	1,800,825	1,765,139	1,642,359
Diluted	1,800,825	1,765,139	1,642,359

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(256,915)	$(112,625)	$(109,639)
Other comprehensive income:
Defined benefit pension plan liability adjustment	2,073	410	2,042
Net foreign currency translation adjustment	5,279	4,424	(1,537)
Total other comprehensive income	7,352	4,834	505
Total comprehensive loss	$(249,563)	$(107,791)	$(109,134)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – December 31, 2019	—	$—	1,464,544	$146	$1,970,047	$(3,449)	$(1,559,401)	$407,343
Net issuance of restricted stock awards and recognition of stock-based compensation	—	—	7,637	1	4,766	—	—	4,767
Contribution of services	—	—	—	—	232	—	—	232
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	2,253	—	1,048	—	—	1,048
Common stock issued in connection with conversion of Loan Agreement with Thermo	—	—	200,140	20	120,441	—	—	120,461
Common stock issued in connection with conversion of 2013 8.00% Notes	—	—	95	—	32	—	—	32
Impact of adoption of Credit Loss Standard	—	—	—	—	—	—	(1,684)	(1,684)
Other comprehensive income	—	—	—	—	—	505	—	505
Net loss	—	—	—	—	—	—	(109,639)	(109,639)
Balances – December 31, 2020	—	$—	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	4,937	1	5,543	—	—	5,544
Contribution of services	—	—		—	188	—	—	188
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	1,887	—	747	—	—	747
Issuance of stock for warrant exercises	—	—	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	—	—	4,834	—	4,834
Net loss	—	—	—	—	—	—	(112,625)	(112,625)
Balances – December 31, 2021	—	$—	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	11,577	1	10,588	—	—	10,589
Contribution of services	—	—	—	—	188	—	—	188
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	716	—	1,135	—	—	1,135
Common stock issued in connection with conversion of 2013 8.00% Notes	—	—	2,253	—	2,548	—	—	2,548
Fair value of Warrants granted to Partner	—	—	—	—	48,337	—	—	48,337
Issuance of Series A Preferred Stock	149	—	—	—	105,342	—	—	105,342
Gain on extinguishment of 2019 Facility Agreement with Thermo	—	—	—	—	30,764	—	—	30,764
Other comprehensive income	—	—	—	—	—	7,352	—	7,352
Net loss	—	—	—	—	—	—	(256,915)	(256,915)
Balances – December 31, 2022	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
                See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows provided by operating activities:
Net loss	$(256,915)	$(112,625)	$(109,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	93,884	96,237	96,815
Change in fair value of derivatives	805	1,043	(2,897)
Stock-based compensation expense	10,754	6,729	5,902
Noncash consideration, net, associated with wholesale capacity contract	(292)	—	—
Amortization of deferred financing costs	520	2,562	4,243
Reduction in the value of long-lived assets and inventory	175,079	1,246	1,078
Provision for credit losses	1,087	936	1,656
Noncash interest and accretion expense	29,711	35,897	33,847
Gain on extinguishment of debt	(2,790)	(3,098)	—
Loss on pension settlement	1,501	—	2,075
Noncash revenue recognized from terminated contract	—	—	(2,916)
Noncash reversal of tariff accrual	—	(1,023)	—
Unrealized foreign currency loss	6,615	6,394	1,362
Other, net	(2,631)	(1,420)	106
Changes in operating assets and liabilities:
Accounts receivable	(1,009)	1,361	(8,494)
Inventory	(2,380)	(80)	2,176
Prepaid expenses and other current assets	952	(5,266)	981
Other assets	(183)	82	(890)
Accounts payable and accrued expenses	(11,371)	(3,647)	(197)
Payables to affiliates	(118)	(136)	319
Other non-current liabilities	(2,561)	(609)	(60)
Deferred revenue	23,142	107,298	(3,252)
Net cash provided by operating activities	63,800	131,881	22,215
Cash flows used in investing activities:
Network upgrades (including capitalized interest)	(18,233)	(37,432)	(7,317)
Satellite construction costs	(14,000)	—	—
Property and equipment additions	(7,076)	(6,307)	(5,157)
Sale of property and equipment	—	350	—
Purchase of intangible assets	(643)	(1,797)	(2,062)
Net cash used in investing activities	(39,952)	(45,186)	(14,536)
Cash flows (used in) provided by financing activities:
Principal payments of the 2019 Facility Agreement	(6,341)	—	—
Principal payments of the 2009 Facility Agreement	—	(186,990)	(3,373)
Payments for debt and equity issuance costs	(626)	(286)	(1,074)
Proceeds from issuance of common stock and exercise of options	919	747	638
Net proceeds from common stock offering and exercise of warrants	—	43,678	—
Premium refund from the 2009 Facility Agreement	—	2,569	—
Proceeds from PPP Loan	—	—	4,973
Net cash (used in) provided by financing activities	(6,048)	(140,282)	1,164
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	(132)	52
Net increase (decrease) in cash, cash equivalents and restricted cash	17,778	(53,719)	8,895
Cash, cash equivalents and restricted cash, beginning of period	14,304	68,023	59,128
Cash, cash equivalents and restricted cash, end of period	$32,082	$14,304	$68,023

	As of December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$32,082	$14,304	$13,330
Restricted cash (See Note 6 for further discussion on restrictions)	—	—	54,693
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,082	$14,304	$68,023

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$5,534	$10,918
Income taxes	197	188	68

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$12,164	$2,973	$1,638
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,830	612	447
Satellite construction costs (including prepaid amounts) acquired through vendor financing arrangement	59,822	—	—
Satellite construction assets in accrued expenses	36,139	—	—
Principal amount of 2019 Facility Agreement converted into preferred equity	149,425	—	—
Forgiveness of principal and interest of PPP Loan	—	5,030	—
Principal amount of Loan Agreement with Thermo converted into common stock	—	—	137,366
Reduction of debt discount and issuance costs due to conversion of Loan Agreement with Thermo	—	—	17,963
Fair value of common stock issued upon conversion of Loan Agreement with Thermo	—	—	84,059
Reduction in derivative liability due to conversion of Loan Agreement with Thermo	—	—	1,058

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

Globalstar currently provides the following communications services:

•two-way voice communication and data transmissions via the GSP-1600 and GSP-1700 phone ("Duplex");
•one-way or two-way communications and data transmissions using mobile devices, including the SPOT family of products, such as SPOT X ®, SPOT Gen4TM and SPOT Trace®, that transmit messages and the location of the device ("SPOT");
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including commercial IoT products, such as the battery- and solar-powered SmartOne, STX-3, Integrity 150, ST-150 and ST100 ("Commercial IoT");
•satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways ("Wholesale Capacity Services"); and
•engineering and other communication services using the Company's MSS and terrestrial spectrum licenses ("Engineering and Other").

Recent Developments

Service Agreements

On September 7, 2022, Apple Inc. (“Partner”) announced new satellite-enabled services for certain of its products (the “Services”). The Company will be the satellite operator for these Services pursuant to the agreement (the “Service Agreement”) first disclosed in the Company’s Form 10-K for the year ended December 31, 2019, and certain related ancillary agreements (such agreements, together with the Service Agreement, as each is amended from time to time, the “Service Agreements”).

Since execution of the Service Agreements in 2020, the parties have completed several milestones including (i) a feasibility phase, (ii) material upgrades to Globalstar’s ground network, (iii) construction of 11 new gateways around the world, (iv) the successful launch of the ground spare satellite, and (v) rigorous in-field system testing.

The Service Agreements generally require Globalstar to allocate network capacity (as described below) to support the Services, and Partner to enable Band 53/n53 for use in cellular-enabled devices designated by Partner for use with the Services.

Partner made Services available to its customers in November 2022 (the “Service Launch”).

On February 27, 2023, Globalstar and its Partner agreed to amend the Service Agreements to provide for, among other things, Partner’s prepayment of $252 million to the Company (the “Prepayment”). The Company plans to use the proceeds of the Prepayment to pay amounts currently due and payable, as well as other amounts as they become due and payable, under the satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA"), as well as launch, insurance and ancillary costs incurred for the construction and launch of these satellites. The Prepayment replaces the Company's obligation to seek third-party financing for these costs as previously required under the Service Agreements and will be funded as needed on a quarterly basis subject to the terms in the agreement. The remaining amount of the satellite costs is expected to be funded through the Company's operating cash flows.

The amount of the Prepayment and fees payable thereon will be recouped from amounts payable by Partner for services provided by the Company under the Service Agreements. The Prepayment is expected to be recouped in installments for a period of 16 quarters beginning no later than the third quarter of 2025. The Prepayment may also be repaid over time through excess cash flow sweeps or voluntary prepayments, as provided under the terms of the prepayment agreement. For as long as any portion of the Prepayment is outstanding, the Company will be subject to certain covenants including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments.

Amounts payable by the Company in connection with the Prepayment will be guaranteed by Thermo, subject to applicable shareholder approval. Prior to such shareholder approval, Thermo has agreed to provide support of certain of the Company’s obligations under the Service Agreements, the Satellite Procurement Agreement, and certain related contracts directly to the Partner.

As conditions precedent to Prepayment funding, the Company must (i) convert or refinance the remaining loans outstanding under the 2019 Facility Agreement by March 13, 2023 and (ii) grant Partner a first-priority lien in the Company’s assets to secure its obligations under the Service Agreements.

Discontinuation of Second-Generation Duplex Products and Services

The Company has been evaluating the continuation of second-generation Duplex services in light of other potential uses for the Company’s capacity, such as those within the Service Agreements. In early 2021, the Company terminated its second-generation Duplex services, which supported approximately 1,800 subscribers, to allow extended testing of the Services to Partner; however, such termination was considered temporary unless or until Partner announced its intent to proceed with launch of the Services. Due to this shift in strategy triggered by Partner's September 2022 announcement, the Company evaluated the recoverability of its second-generation Duplex assets, including gateway property, prepaid licenses and royalties, and inventory during the third quarter of 2022. As a result of this shift in strategy, the Company recorded reductions in the value of equipment and long-lived assets totaling $174.3 million during the third quarter of 2022 (refer to Note 8: Fair Value Measurements for further discussion). The Company will continue to support first-generation Duplex services, including voice communications and data transmissions.

Refer to Note 2: Revenue, Note 3: Leases, Note 4: Property and Equipment and Note 9: Commitments and Contingencies for further discussion of the financial statement impact of the Service Agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Cash deposited in institutional money market funds, regular interest-bearing depository accounts and non-interest-bearing depository accounts are classified as cash and cash equivalents on the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. Cash and cash equivalents and restricted cash consist primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality.

The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. For the year ended December 31, 2022, our Partner under the Service Agreements was responsible for 24% of our revenue and 86% of our receivable balance with no other customer responsible for more than 10% of our revenue or accounts receivable balance.

Accounts and Notes Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Accounts receivable are uncollateralized, without interest, and consist of receivables from wholesale capacity services and the sale of Globalstar services and equipment. The Company also has agreements whereby it acts as an agent to procure goods and perform services on behalf of Partner under the Service Agreements. Payment is generally due within 45 days of the invoice date for this customer. For service, payment is generally due from subscribers within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment.

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for credit losses based on factors such as customer credit ratings, supportable and reasonable current trends, the length of time the receivables are past due and historical collection experience. The Company believes that historical collection experience is the most reasonable basis for predicting future performance. One type of the Company’s contract assets is customer receivables and, as such, historical delinquency percentages are generally consistent over time. The estimate of the allowance for subscriber credit losses is computed using aging schedules by type of revenue (service and subscriber equipment), by product (Duplex, SPOT and Commercial IoT) and by country. As discussed above, accounts receivable are considered past due in accordance with the contractual terms of the applicable arrangements. The Company applies a loss rate to its portfolio of subscriber trade receivables based on past-due status and records an allowance for credit losses, which represents the expected losses of those trade receivables over their estimated contractual life. The estimated life may vary by service and product type, but is generally less than one year. Allowances are generally recorded for all aging categories of outstanding receivables, including those in the current category. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for credit losses. After attempts to collect a receivable have failed, the receivable is written off against the allowance. The estimate of the allowance for credit losses on wholesale capacity receivables is based primarily on customer payment history and credit rating. The Company believes that the risk of loss is extremely remote for this category of outstanding receivables.

The following is a summary of the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$2,962	$4,352	$2,952
Impact of adoption of ASU 2016-13	—	—	1,684
Provision, net of recoveries	1,087	409	1,656
Write-offs and other adjustments	(1,157)	(1,799)	(1,940)
Balance at end of period	$2,892	$2,962	$4,352

Inventory

Inventory consists primarily of purchased products, including subscriber equipment devices, which work on the Company’s network, as well as component parts and other chips used in the manufacture of subscriber equipment devices, of approximately $9.0 million and $9.6 million as of December 31, 2022 and 2021, respectively, as well as ground infrastructure assets expected to be used as spare parts of approximately $0.3 million and $4.2 million as of December 31, 2022 and 2021, respectively. Inventory is stated at the lower of cost or net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are measured as the difference between the cost of inventory and the net realizable value and are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off, as applicable.

For each the years ended December 31, 2022, 2021 and 2020, the Company wrote down the value of inventory by $8.6 million, $1.0 million and $0.7 million, respectively, after adjusting for changes in net realizable value.

In 2022, the Company wrote down the value of equipment consisting of second-generation Duplex assets, including finished goods, chips and component parts to be used in manufacturing such devices as well as second-generation Duplex gateway spare parts, totaling $6.9 million. Additionally, the Company recorded amounts prepaid to its product manufacturer related to second-generation Duplex products, previously included in Prepaid and other current assets on its consolidated balance sheets totaling

$1.6 million. The Company concluded that there was no remaining net realizable value of its second-generation Duplex inventory including prepayments to its product manufacturer.

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

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. Generally, when a satellite is incorporated into the constellation, the Company begins depreciation on the date the satellite is placed into service, which was the point that the satellite reaches its orbital altitude, over its estimated depreciable life. In June 2022, the Company launched an on-ground spare satellite. The costs associated with the construction and launch of this spare satellite were placed into service after its successful launch since this satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed.

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

The Company’s existing leases have remaining lease terms of less than 1 year to 19 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its consolidated balance sheet.

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

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in issuing long-term debt or equity. Costs associated with obtaining long-term debt are amortized as additional interest expense over the expected term of the corresponding instrument and are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period. As of December 31, 2022 and 2021, the Company had net deferred financing costs of $11.1 million and $27.3 million, respectively.

Fair Value of Financial Instruments

The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement. Interest rates and other terms for long-term debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The Company's vendor financing arrangement is recorded at net carrying value, which approximates fair value. Prior to conversion in the first quarter of 2022, the fair value of the Company’s 8.00% Convertible Senior Notes Issued in 2013 (“2013 8.00% Notes”) was calculated using inputs consistent with those used to calculate the fair value of the derivatives embedded in these instruments.

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

Gain/Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt generally is recorded upon an extinguishment of a debt instrument or the conversion of certain of the Company’s convertible notes. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs and any derivative instruments, and is recorded as an extinguishment gain or loss in the Company’s consolidated statement of operations.

Revenue Recognition and Deferred Revenue

Revenue consists primarily of satellite voice and data service revenue, revenue generated from the sale of fixed and mobile devices, revenue generated from providing satellite network access and related services utilizing the Company's satellite spectrum and network of satellite and gateways, and revenue from providing engineering and other communication services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Each type of revenue is a separate performance obligation with distinct deliverables and is therefore accounted for discretely. Revenue is measured based on the consideration specified in a contract with a customer, adjusted for credits and discounts, as applicable, and is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer.

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

Upon activation of a Globalstar device, certain customers are charged an activation fee, which is recognized over the term of the expected customer life. Credits granted to customers are expensed or charged against revenue or accounts receivable over the remaining term of the contract. Under the Service Agreements, the Company issued Partner the Warrants to purchase shares of Globalstar common stock; the Warrants were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the Warrants was capitalized as a contract asset and will be recognized as a reduction of the transaction price over the estimated term of the Service Agreements.

Estimates related to earned but unbilled service revenue are calculated primarily using current subscriber data, including plan subscriptions and usage between the end of the billing cycle and the end of the period, or in accordance with the terms of the customer contract for satellite network access services. The recognition of service revenue related to amounts allocated to performance obligations that were satisfied (or partially satisfied) in a previous period is not material to the Company’s financial statements. Amounts related to earned but unbilled revenue from the sale of subscriber equipment are recognized if hardware is shipped prior to the invoice being generated. This situation may result from multi-deliverable contracts, whereby equipment and service revenue are bundled and billed over time to a single customer.

Provisions for estimated future warranty costs, returns and rebates are recorded as a cost of sale, or a reduction to revenue, as applicable. These costs are based on historical trends and the provision is reviewed regularly and periodically adjusted to reflect changes in estimates.

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. For certain payments associated with services provided under the Service Agreements, the length of time between receipt of payment by the customer and transfer of services by the Company is greater than one year. Accordingly, payments made by Partner include a significant financing component. The Company accretes interest expense using the effective interest rate method over the period in which these advance payments are outstanding. The rate in which interest is computed is based on rates implicit in the Service Agreements. For the Company's subscriber contracts, transactions with a significant financing component are infrequent and not considered material to the Company as the time between cash collection and performance is generally less than one year.

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

SPOT Service Revenue. The Company sells SPOT services as monthly or annual plans and recognizes revenue on a straight-line basis over the service term, beginning when the service is activated by the customer.

Commercial IoT Service Revenue. The Company sells Commercial IoT services as monthly or annual plans and recognizes revenue ratably over the service term or as service is used, beginning when the service is activated by the customer.

Wholesale Capacity Service Revenue: The Company provides wholesale capacity services to Partner under the Service Agreements. The Company allocates the transaction price under the Service Agreements to each performance obligation generally in proportion to their relative stand-alone selling prices. Revenue is recognized when the performance obligations are performed, the timing of which may involve complex judgements by management. Although the Service Agreements have no expiration date, the Company estimated its contract term based on the useful life of its existing satellite network and the expected useful life of the new satellite network under construction.

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

Engineering and Other Service Revenue. Other service revenue includes primarily revenue associated with engineering and other communication services using the Company's MSS and terrestrial spectrum licenses. The revenue associated with these engineering services is generally recorded over time as the services are rendered, and the Company's obligation to the customer is satisfied.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, except in certain scenarios, including when the subsidiary operates in a hyperinflationary economy, such as Venezuela and Argentina. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. For 2022, 2021 and 2020, the foreign currency translation adjustments were net gains of $5.3 million, net gains of $4.4 million and net losses of $1.5 million, respectively. Foreign currency transaction gains/losses were approximately net losses of $6.6 million, net losses of $6.3 million and net losses of $0.7 million for each of 2022, 2021, and 2020, respectively.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of the Company's gateway long-lived assets are measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, the Company also capitalizes, as part of the asset carrying amount, the estimated costs associated with its expected retirement. This asset is depreciated over the life of the gateway to be retired. Accretion of the asset retirement obligation liability and depreciation of the related assets are included in depreciation, amortization and accretion in the accompanying consolidated statements of operations. As of December 31, 2022 and 2021, the Company had accrued approximately $3.0 million and $2.5 million, respectively, for asset retirement obligations. During 2022, the Company continued the expansion of its gateway footprint in connection with the Service Agreements, which resulted in the commencement of new leases and the installation of new equipment; as a result of this expansion, the Company established new asset retirement obligations resulting in a total increase to the liability of $0.5 million during 2022. There were no settlements during 2022. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under site leases to remove its gateway equipment and restore the lease sites to their original condition.

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

Research and Development Expenses

Research and development costs were $0.5 million, $1.0 million and $1.9 million for 2022, 2021 and 2020, respectively. These costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net income, the numerator used to calculate diluted EPS includes the effect of dilutive securities, including interest expense, net, and derivative gains or losses reflected in net income (loss) as well as the effect of dividends attributable to preferred shareholders. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Prior to their conversion, the effect of potentially dilutive common shares for the Company's convertible notes were calculated using the if-converted method. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

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

Intangible Assets Subject to Amortization

Our intangible assets that do not have indefinite lives are amortized over their estimated useful lives. For information related to each major class of intangible assets, including accumulated amortization and estimated average useful lives, see Note 5: Intangible and Other Assets. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an indicator is present, the Company would measure recoverability by comparing the carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is not recoverable, the undiscounted cash flows do not exceed the carrying amount and the carrying amount would be adjusted down to its fair value. Refer to Note 8: Fair Value Measurements for further discussion on the impairment recorded for intangible assets for the year ended December 31, 2022.
Contract Costs

The Company capitalizes incremental costs to obtain and/or fulfill a contract to the extent it expects to recover them. For subscriber-driven contracts, these capitalized contract acquisition costs primarily include deferred subscriber acquisition costs and are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. For wholesale capacity services provided to Partner, contract costs include certain expenses incurred by the Company prior to the customer benefiting from the service as well as noncash consideration issued to Partner under the Service Agreements. When a contract terminates prior to the end of its expected life, the remaining contract acquisition cost associated with it becomes impaired and the amount is expensed.

For subscriber driven revenue, total contract acquisition costs were $1.0 million and $1.7 million as of December 31, 2022 and 2021, respectively, and are recorded in other assets on the Company's consolidated balance sheet. These costs are typically amortized to marketing, general and administrative expenses over three years, which considers anticipated contract renewals. For the years ended December 31, 2022, 2021 and 2020, the amount of amortization related to contract acquisition costs was $1.2 million, $2.1 million and $2.1 million, respectively.

For wholesale capacity services, total costs to fulfill a contract were $52.7 million and $2.1 million as of December 31, 2022 and 2021, respectively, and are netted against the associated contract liability, which is recorded in deferred revenue on the Company's consolidated balance sheet. The majority of the increase in costs to fulfill a contract during 2022 was due to noncash consideration issued to Partner in the form of warrants to purchase shares of Globalstar common stock totaling $48.3 million at the issuance date (see Note 15: Stock Compensation for further discussion). These costs are amortized to cost of services or marketing, general and administrative expense or recorded as a reduction to revenue over the period in which the Company commences its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the year ended December 31, 2022, the amount of amortization expense related to costs to fulfill a contract was $0.1 million. For the year ended December 31, 2022, the Company reduced revenue by $0.2 million associated with the amortization of the fair value of the noncash consideration issued to Partner. The Company did not amortize any costs to fulfill a contract during 2021 or 2020.

Advertising Expenses

Advertising costs were $2.0 million, $2.3 million and $2.5 million for 2022, 2021, and 2020, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2022-04: Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 added certain disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard when it became effective on January 1, 2023 and expects this will impact future disclosures.

Recently Adopted Accounting Pronouncements

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Service revenue:
Subscriber services
Duplex	$29,222	$31,197	$33,878
SPOT	45,670	46,040	46,417
Commercial IoT	19,516	17,951	17,174
Wholesale capacity services	34,913	8,945	10,196
Engineering and other services	2,747	2,331	5,526
Total service revenue	132,068	106,464	113,191

Subscriber equipment sales:
Duplex	$319	$1,011	$1,883
SPOT	5,888	9,427	8,176
Commercial IoT	10,132	7,169	5,140
Other	97	226	97
Total subscriber equipment sales	16,436	17,833	15,296

Total revenue	$148,504	$124,297	$128,487

As consideration for the services provided by Globalstar under the Service Agreements, Partner makes payments to Globalstar, including a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. In connection with the amendment of the Service Agreements in February 2023, Partner agreed to pay the Company consideration related to performance obligations completed in prior periods. The Company expects to recognize revenue in 2023 when payment is realized.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Service revenue:
United States	$99,735	$75,053	$82,765
Canada	17,421	17,913	18,217
Europe	6,428	7,300	7,040
Central and South America	7,961	5,447	4,242
Others	523	751	927
Total service revenue	132,068	106,464	113,191

Subscriber equipment sales:
United States	$7,981	$10,238	$8,226
Canada	4,740	3,029	3,741
Europe	1,870	2,018	1,639
Central and South America	1,793	2,487	1,674
Others	52	61	16
Total subscriber equipment sales	16,436	17,833	15,296

Total revenue	$148,504	$124,297	$128,487

Accounts Receivable

Receivables are included in "Accounts receivable, net of allowance for credit losses" on the Company's consolidated balance sheets except for the long-term portion of the wholesale capacity accounts receivable, which is included in "Prepaid satellite construction costs and related customer receivable". The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands):

	As of December 31,
	2022	2021
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$14,850	$12,825
Wholesale capacity accounts receivable	7,234	1,861
Agency agreement accounts receivable	4,245	6,496
Total accounts receivable, net of allowance for credit losses	$26,329	$21,182
Long-term wholesale capacity accounts receivable	111,026	—
Total accounts receivable (short-term and long-term), net of allowance for credit losses	$137,355	$21,182

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as adjusted based on certain provisions, beginning with the Phase 2 Service Period. As the Company incurs construction in progress associated with the MDA contract, it earns the right to receive certain payments from Partner associated with this phase of the Service Agreements. In accordance with the expected timing of payment from Partner, $7.2 million is recorded in "Wholesale capacity accounts receivable" and $111.0 million is recorded in "Long-term wholesale capacity accounts receivable" in the table above.

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

	As of December 31,
	2022	2021
Short-term contract liabilities
Subscriber contract liabilities	$21,987	$24,940
Wholesale capacity contract liabilities	52,652	987
Total short-term contract liabilities	$74,639	$25,927
Long-term contract liabilities
Subscriber contract liabilities	$1,704	$1,783
Wholesale capacity contract liabilities, net of contract asset	156,099	110,271
Total long-term contract liabilities	$157,803	$112,054
Total contract liabilities	$232,442	$137,981

For subscriber contract liabilities, the amount of revenue recognized during the years ended December 31, 2022 and 2021 from performance obligations included in the contract liability balance at the beginning of these periods was $23.4 million and $24.1 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the years ended December 31, 2022 and 2021 from performance obligations included in the contract liability balance at the beginning of these periods was $0.8 million and zero, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of December 31, 2022, the Company expects to recognize $22.0 million, or approximately 93%, of its remaining performance obligations during the next twelve months. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods. As of December 31, 2022, the Company expects to recognize $52.7 million, or approximately 25%, of its remaining performance obligations during the next twelve months.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of December 31,
	2022	2021
Wholesale capacity contract liabilities, net:
Advanced payments for services expected to be performed with the second-generation satellite constellation during Phase 1 (1)	$99,671	$96,362
Advanced payments for services expected to be performed with the recently launched ground spare satellite during Phases 1 and 2	25,438	16,981
Advanced payments (both received and contractually owed) for services expected to be performed with the next-generation satellite constellation during Phase 2	117,466	—
Advanced payments for the Phase 1 service fee and service-related operating expenses and capital expenditures	18,872	—
Contract asset (2)	(52,696)	(2,085)
Wholesale capacity contract liabilities, net	$208,751	$111,258

(1)In accordance with applicable accounting guidance, the Company records imputed interest associated with the significant financing component, totaling $5.3 million and $1.9 million as of December 31, 2022 and 2021, respectively, which is included in deferred revenue and represents the remaining amount to be recognized over the Company's performance obligations.
(2)In November 2022, the Company issued Warrants (as defined) to Partner (see Note 15: Stock Compensation for further discussion). The initial fair value of the Warrants at the time of issuance was $48.3 million and recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the Warrants is recorded as a reduction to revenue over the period in which the Company commences its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of December 31,
	2022	2021
Operating leases:
Right-of-use asset, net	$30,859	$32,041

Short-term lease liability (recorded in accrued expenses)	2,747	2,501
Long-term lease liability	27,635	29,237
Total operating lease liabilities	$30,382	$31,738

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$104	$8

Short-term lease liability (recorded in accrued expenses)	16	6
Long-term lease liability (recorded in non-current liabilities)	71	3
Total finance lease liabilities	$87	$9

In connection with the Company's gateway expansion project related to the Service Agreements, the Company commenced one operating lease during 2022 for a new gateway site totaling $2.1 million.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020

Operating lease cost:
Amortization of right-of-use assets	$2,605	$2,601	$1,880
Interest on lease liabilities	2,524	1,948	1,320
Capitalized lease cost	(823)	(615)	—
Finance lease cost:
Amortization of right-of-use assets	12	11	76
Interest on lease liabilities	3	1	4
Short-term lease cost	498	213	100
Total lease cost	$4,819	$4,159	$3,380

In accordance with the Service Agreements, the Company has capitalized certain costs to fulfill this contract, including lease expense, as shown in the table above. These capitalized lease costs will be amortized over the expected term of the related performance obligation.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases:

	As of December 31,
	2022	2021

Weighted-average lease term
Finance leases	4.6 years	1.6 years
Operating Leases	10.1 years	10.6 years

Weighted-average discount rate
Finance leases	10.2%	7.0%
Operating leases	8.5%	8.4%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for finance and operating leases (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,299	$5,445	$3,055
Operating cash flows from finance leases	3	1	4
Financing cash flows from finance leases	30	10	68

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of December 31, 2022 (amounts in thousands):

	Operating Leases	Finance Leases

2023	$4,913	$25
2024	4,786	23
2025	4,814	23
2026	4,862	23
2027	4,740	15
Thereafter	17,823	—
Total lease payments	$41,938	$109
Imputed interest	(11,556)	(22)
Discounted lease liability	$30,382	$87

As of December 31, 2022, the Company had executed an additional operating lease for a new gateway location, which has not yet commenced since the lessor is continuing to ready the site for use. Accordingly, this lease is not reflected on the balance sheet as of December 31, 2022 or in the maturity table above. The Company is in the process of evaluating this lease obligation and expects it to be approximately $2.3 million.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2022	2021
Globalstar System:
Space component
First and second-generation satellites in service	$1,246,343	$1,195,509
Second-generation satellite, on-ground spare	—	32,442
Ground component	92,125	282,268
Construction in progress:
Space component	110,068	16,394
Ground component	5,316	33,998
Other	9,167	4,123
Total Globalstar System	1,463,019	1,564,734
Internally developed and purchased software	22,509	20,823
Equipment	8,042	8,590
Land and buildings	1,681	1,149
Leasehold improvements	2,083	2,088
Total property and equipment	1,497,334	1,597,384
Accumulated depreciation	(936,963)	(925,228)
Total property and equipment, net	$560,371	$672,156

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

In February 2022, the Company entered into an agreement with an initial contract price of $327 million for the purchase of new satellites that will replenish the Company's existing satellite constellation. As of December 31, 2022, the Company recorded $11.5 million as prepaid satellite construction costs associated with the upfront milestone payment due upon signing and $98.5 million in construction in progress on its consolidated balance sheet.

The ground component of construction in progress includes costs incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas. During 2022, the Company placed $28.9 million of costs into service associated with these antennas (including capitalized interest), which are included in ground component in the table above. These capital expenditures relate primarily to gateway upgrade work in connection with the Service Agreements.

As discussed in Note 1: Summary of Significant Accounting Policies and Note 8: Fair Value Measurements, the Company evaluated the recoverability of its second-generation Duplex assets in September 2022. This evaluation resulted in the removal of the second-generation Duplex assets from the Company's long-lived asset grouping. The reduction in value of long-lived assets recorded during the third quarter of 2022 totaled $161.2 million. The table below reflects the reduction in value of long-lived assets by each component of Property and equipment, net, and Intangible and other assets, net, previously recorded on the Company's consolidated balance sheets (amounts in thousands, reflected net of accumulated depreciation and amortization, as applicable, prior to their write downs).

Three months ended September 30, 2022
Property and equipment, net
Ground component	$154,144
Construction in progress: ground component	5,545
Equipment	202
Total property and equipment, net	$159,891
Intangible and other assets, net	$1,271
Total reduction in value of long-lived assets	$161,162

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest cost eligible to be capitalized	$45,609	$47,580	$50,721
Interest cost recorded in interest income (expense), net	(29,836)	(43,325)	(48,064)
Net interest capitalized	$15,773	$4,255	$2,657

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation Expense	$85,475	$84,225	$84,853

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization Expense	$8,409	$12,012	$11,962

Geographic Location of Property and Equipment

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Property and equipment:
United States	$519,752	$621,474
Central and South America	15,224	22,981
Canada	2,582	13,921
Africa	11,507	5,471
Europe	2,393	5,136
Asia	4,410	2,752
Australia	4,503	421
Total property and equipment	$560,371	$672,156

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

The gross carrying amount and accumulated amortization of the Company's intangible assets consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization	$26,180	$—	$26,180	$24,906	$—	$24,906

Intangible Assets Subject to Amortization:
Developed technology	$9,113	$(7,292)	$1,821	$11,865	$(7,949)	$3,916
Regulatory authorizations	3,722	(1,316)	2,406	3,104	(940)	2,164
	$12,835	$(8,608)	$4,227	$14,969	$(8,889)	$6,080

Total	$39,015	$(8,608)	$30,407	$39,875	$(8,889)	$30,986

For the twelve months ended December 31, 2022, the Company recorded amortization expense on these intangible assets of $1.2 million. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. For the year ended December 31, 2022, the Company recorded a reduction in value of assets associated with intangible assets totaling $0.7 million on its consolidated statements of operations (refer to Note 8: Fair Value Measurements for further discussion).

Excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2022, total estimated annual amortization of intangible assets is as follows (in thousands):

2023	$841
2024	640
2025	493
2026	444
2027	379
Thereafter	1,430
Total	$4,227

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Costs to obtain and fulfill a contract (Note 1)	$1,770	$1,725
Long-term prepaid licenses and royalties (Note 8)	—	4,380
International tax receivables (Note 13)	3,552	577
Compound embedded derivative with the 2019 Facility Agreement (Note 7 and Note 8)	—	484
ERP software costs	1,131	919
Other long-term assets	1,565	1,965
Total other assets	$8,018	$10,050

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2022			December 31, 2021
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2019 Facility Agreement	$143,213	$11,098	$132,115	$263,812	$27,287	$236,525
Vendor financing	59,822		59,822	—	—	—
8.00% Convertible Senior Notes Issued in 2013	—		—	1,407	—	1,407
Total debt and vendor financing	203,035	11,098	191,937	265,219	27,287	237,932
Less: current portion	59,822	—	59,822	—	—	—
Long-term debt and vendor financing	$143,213	$11,098	$132,115	$265,219	$27,287	$237,932

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

2019 Facility Agreement

In November 2019, the Company entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement is scheduled to mature in November 2025. The remaining loans under the 2019 Facility Agreement bear interest at a rate of 14.0% per annum to be paid in kind (or in cash, at the option of the Company).

The Service Agreements require the Company to refinance all loans outstanding under the 2019 Facility Agreement. A portion was refinanced in November 2022 and the remaining portion is to be refinanced by March 13, 2023 (as amended). On February 13, 2023, the Company provided notice, as required under the 2019 Facility Agreement, to the remaining lender of its intent to voluntarily prepay all remaining amounts due under the 2019 Facility Agreement.

In connection with our Partner's launch of Services on November 15, 2022, the Company was obligated to complete the Thermo Debt Conversion (as described in our Current Report on Form 8-K filed September 7, 2022). To satisfy this obligation, the Company entered into an Exchange Agreement dated as of November 15, 2022 (the “Exchange Agreement”) with affiliates of Thermo and certain other lenders (collectively, the “Exchanging Lenders”) providing for the exchange of $149.4 million outstanding principal amount of, and accrued and unpaid interest on, the Exchanging Lenders’ loans under the 2019 Facility Agreement for 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”).

The Company recorded the debt extinguishment in the fourth quarter of 2022 representing the difference between the net carrying amount prior to extinguishment (including unamortized deferred financing costs, debt discounts and derivatives) and the reacquisition price of the debt. In accordance with accounting guidance for debt extinguishment with related parties, the Company recorded the portion exchanged by Thermo of $30.8 million as a contribution to capital through equity on its consolidated balance sheets. For the portion exchanged by other lenders, the Company recorded a gain on extinguishment of debt totaling $2.8 million on its consolidated statements of operations.

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

As additional consideration for the loan, the Company issued the lenders warrants to purchase 124.5 million shares of voting common stock at an exercise price of $0.38 per share. The Company determined that the warrants were equity instruments and recorded them as a part of stockholders’ equity. A portion of the fair value of the warrants was recorded as a debt discount of $15.8 million. This debt discount was netted against the principal amount of the loan and is being accreted using an effective interest method to interest expense over the term of the loan. All of the warrants issued to the lenders were exercised before their expiration date on March 31, 2021.

The 2019 Facility Agreement contains customary events of default and requires that the Company satisfy various financial and non-financial covenants, including the following items that were in place as of December 31, 2022:

•The Company's capital expenditures do not exceed $25.0 million for 2021 or 2022, excluding capital expenditures for the replacement satellites and network upgrades associated with the Service Agreements;
•The Company's expenditures in connection with its spectrum rights do not exceed $20.0 million;
•The Company maintains at all times a minimum liquidity balance of $3.6 million;
•The Company achieves minimum adjusted consolidated EBITDA (as defined in the 2019 Facility Agreement) of $21.1 million and $27.1 million for the six-month periods ended June 30, 2022 and December 31, 2022, respectively;
•The Company maintains a minimum debt service coverage ratio of 0.90:1;
•The Company maintains a maximum net debt to adjusted consolidated EBITDA ratio of 2.75:1; and
•The Company maintains a minimum interest coverage ratio of 4.73:1 for the two semi-annual measurement periods leading up to December 31, 2022.

The Company received waivers from its senior lenders to permit certain transactions during 2022. including capital expenditures associated with our obligations under the Service Agreements, vendor financing associated with the MDA agreement, termination of the Globalstar pension plan, and redemption of the 2013 8.00% Notes.

As of December 31, 2022, the Company was in compliance with the covenants of the 2019 Facility Agreement.

The 2019 Facility Agreement requires mandatory prepayments of principal with any Excess Cash Flow (as defined and calculated in the 2019 Facility Agreement) on a semi-annual basis. The Company generated excess cash flow for the six-month measurement period ended June 30, 2022 and was required to pay $6.3 million to its lenders in August 2022. This payment reduced future principal payment obligations. The Company generated excess cash flow for the six-month measurement period ended December 31, 2022 and will be required to pay approximately $2.0 million if the debt remains outstanding on March 16, 2023.

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

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement with MDA (see Note 9: Commitments and Contingencies for further discussion). This agreement (as amended in October 2022 and January 2023) provides for deferrals of milestone payments through March 15, 2023. The Company received a waiver from its senior lenders to permit this vendor financing as subordinated indebtedness, The Company has made $34 million in payments to MDA under this agreement, including $14 million during the fourth quarter 2022 and $20 million in January 2023. Interest accrues on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances between December 2022 and March 2023. As of December 31, 2022, the Company had recorded $59.8 million in short-term vendor financing and total accrued interest of $1.3 million on its consolidated balance sheet associated with this agreement. The Company has also accrued $36.1 million on its consolidated balance sheet associated with work performed but not yet billed. As discussed in the Recent Developments section of Note 1: Summary of Significant Accounting Policies, in February 2023, Globalstar and its Partner under the Service Agreements agreed to amend the Service Agreements to provide for, among other things, Partner’s prepayment of $252 million to pay amounts currently due and payable, as well as other amounts as they become due and payable, under the satellite procurement agreement.

Series A Preferred Stock

As discussed above, on November 15, 2022, the Company issued 149,425 shares of Series A Preferred Stock in exchange for $149.4 million outstanding principal amount of its 2019 Facility Agreement, and recorded the fair value of the shares totaling $105.3 million on the Company's consolidated balance sheet. The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting the rights and obligations of the Series A Preferred.

Holders of Series A Preferred Stock will be entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2023. In January 2023, the Company's Board of Directors approved the payment of dividends totaling $1.3 million for the period November 15, 2022 through December 31, 2022, and these dividends have been paid.

Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock. The holders of the Series A Preferred stock have customary liquidation preferences.

Refer to Note 8: Fair Value Measurements for further discussion on the valuation of the preferred stock.

8.00% Convertible Senior Notes Issued in 2013

In May 2013, the Company issued $54.6 million aggregate principal amount of its 2013 8.00% Notes. During 2022, the holders converted the remaining principal amount outstanding of $1.4 million into 2.3 million shares of Globalstar common stock at a conversion price of $0.69 per share.

As a result of the conversions during 2022, the Company recorded gains and losses on extinguishment of debt resulting from the difference between the fair value of shares of Globalstar common stock issued to the holders and the principal amount of the notes that converted as well as the write-offs of the embedded derivative associated with the 2013 8.00% Notes. The net impact to the Company's consolidated statements of operations in 2022 was a gain of less than $0.1 million.

Refer to Note 7: Derivatives and Note 8: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2013 8.00% Notes.

2009 Facility Agreement

In 2009, the Company entered into a facility agreement with a syndicate of bank lenders (the "2009 Facility Agreement"). In 2021, the Company fully repaid the 2009 Facility Agreement prior to its scheduled maturity in December 2022. In connection with the debt prepayments and final payoff made during 2021, the Company recorded net losses on extinguishment of debt totaling $1.9 million on its consolidated statements of operations representing the difference between the net carrying amount prior to extinguishment (including unamortized deferred financing costs) and the reacquisition price of the debt (primarily including of the partial refund of premiums).

Paycheck Protection Program Loan
In April 2020, the Company sought relief under the CARES Act and received a $5.0 million loan under the Paycheck Protection Program ("PPP"), (the "PPP Loan"). In June 2021, the Small Business Administration approved the Company's request for forgiveness of all amounts outstanding under the PPP Loan, including accrued interest. The Company evaluated the applicable accounting guidance relative to the PPP Loan and accounted for the proceeds of the PPP Loan as debt under ASC 470. As the entire principal balance, including accrued interest, was forgiven in June 2021, the Company recorded a gain on extinguishment of debt totaling $5.0 million on its consolidated statements of operations.

Debt maturities

Annual debt maturities for each of the five years following December 31, 2022 and thereafter are as follows (in thousands):

2023	$—
2024	—
2025	143,213
2026	—
2027	—
Thereafter	—
Total	$143,213

Amounts in the above table are calculated based on amounts outstanding at December 31, 2022, and therefore exclude paid-in-kind interest payments that will be made in future periods. Additionally, amounts in the table above exclude the Company's vendor financing arrangement, of which $59.8 million was outstanding as of December 31, 2022 and future recoupment amounts due under the Service Agreements.

7. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s existing borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheets (in thousands):

	December 31,
	2022	2021
Derivative (liabilities) assets:
Compound embedded derivative with the 2019 Facility Agreement	$(122)	$484
Compound embedded derivative with the 2013 8.00% Notes	$—	$(1,364)

As of December 31, 2022 and December 31, 2021, the derivative (liability) asset recorded for the compound embedded derivative with the 2019 Facility Agreement was reflected in Other non-current liabilities and Intangible and other assets, net, respectively, on the Company's consolidated balance sheets. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative is no longer outstanding. Prior to this conversion, the derivative liability associated with the 2013 8.00% Notes was included in Other non-current liabilities on the Company's consolidated balance sheets.

The following table discloses the changes in value recorded as derivative (loss) gain in the Company’s consolidated statement of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Compound embedded derivative with the 2013 8.00% Notes	$216	$(1,241)	$399
Compound embedded derivative with the Loan Agreement with Thermo	—	—	212
Compound embedded derivative with the 2019 Facility Agreement	(1,021)	198	2,286
Total derivative (loss) gain	$(805)	$(1,043)	$2,897

The fair value of each embedded derivative is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations and consolidated statements of cash flows as a non-cash operating activity. The Company classifies its derivatives consistent with the classification of the underlying debt on the Company's consolidated balance sheet. See Note 8: Fair Value Measurements for further discussion. Each liability or asset and the features embedded in the debt instrument, which required the Company to account for the instrument as a derivative, are described below.

Compound Embedded Derivative with the 2019 Facility Agreement

As a result of certain contingently exercisable put features within the 2019 Facility Agreement, the Company initially recorded a compound embedded derivative liability on its consolidated balance sheet with a corresponding debt discount that is netted against the face value of the 2019 Facility Agreement. The Company determined the fair value of the compound embedded derivative liability using a probability weighted discounted cash flow model. In November 2022, the Company exchanged a portion of the 2019 Facility Agreement into Series A Preferred Stock. As a result of this exchange, the Company wrote off a portion of the embedded derivative associated with the 2019 Facility Agreement during the fourth quarter of 2022. See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion.

Compound Embedded Derivative with 2013 8.00% Notes

As a result of the conversion option and the contingent put feature within the 2013 8.00% Notes, the Company recorded a compound embedded derivative liability on its consolidated balance sheets with a corresponding debt discount that was netted against the face value of the 2013 8.00% Notes. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model. The Company classified this derivative liability consistent with the classification of the 2013 8.00% Notes on the Company's consolidated balance sheet. During the first quarter of 2022, the compound embedded derivative with the 2013 8.00% Notes was extinguished.

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

Recurring Fair Value Measurements

The following tables provide a summary of the assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Liabilities:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$(122)	$(122)
Total liabilities measured at fair value	$—	$—	$(122)	$(122)

	Fair Value Measurements at December 31, 2021:
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Compound embedded derivative with the 2019 Facility Agreement	$—	$—	$484	$484
Total assets measured at fair value	$—	$—	$484	$484

Liabilities:
Compound embedded derivative with the 2013 8.00% Notes	$—	$—	$(1,364)	$(1,364)
Total liabilities measured at fair value	$—	$—	$(1,364)	$(1,364)

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

2019 Facility Agreement

 The compound embedded derivative with the 2019 Facility Agreement is valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 21% and 13% at December 31, 2022 and 2021, respectively. When the discount yield utilized in the valuation is higher than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in a liability for the Company. Conversely, when the discount yield is lower than the blended interest rate of the underlying debt, the features embedded in the underlying debt result in an asset for the Company. The unobservable inputs used in the fair value measurement include the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement. As the expected timing and amount of prepayments decrease, the fair value of the embedded derivative also decrease. During 2022, the Company's expected probability of refinancing the 2019 Facility Agreement increased and therefore the fair value of the embedded derivative reduced. See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2022	2021
Balances at beginning of period	$(880)	$163
Derivative adjustment related to debt conversions and extinguishments	1,563	—
Unrealized loss, included in derivative (loss) gain	(805)	(1,043)
Balances at end of period	$(122)	$(880)

Fair Value of Debt Instruments and Vendor Financing

The Company believes it is not practicable to determine the fair value of the 2019 Facility Agreement without incurring significant additional costs. Unlike typical long-term debt, certain terms for this instrument are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The Company's vendor financing arrangement is recorded at net carrying value, which approximates fair value. As previously disclosed, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock during 2022; accordingly, there is no value in the table below as of December 31, 2022. The following table sets forth the carrying value and estimated fair value of the Company's Level 3 financial instruments (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2013 8.00% Notes	$—	$—	$1,407	$1,265

Nonrecurring Fair Value Measurements

The Company follows the authoritative guidance regarding non-financial assets and liabilities that are remeasured at fair value on a nonrecurring basis.

Derivative Liabilities

During 2022, the remaining principal balance of the 2013 8.00% Notes was converted into shares of Globalstar common stock, eliminating the principal balance outstanding. As a result of the conversions, the Company wrote off the proportionate fair value of the compound embedded derivative liability within the 2013 8.00% Notes based on the value of the derivative on each conversion date. As of each conversion date, the fair value of the compound embedded derivative liability within the 2013 8.00% Notes was $0.8 million. The significant quantitative Level 3 inputs utilized in the valuation models as of the conversion date are shown in the table below:

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

Prepaid and other current assets
Prepaid licenses and royalties (1)	$183
Intangible and other assets, net
Prepaid licenses and royalties (1)	4,514
Internally developed technology and software (2)	1,271
Spectrum intangible assets (3)	667
Property and equipment, net (2)	159,891
Grand Total	$166,526

(1)While developing its second-generation Duplex technology that supported the Sat-Fi2® device, the Company signed various licensing and royalty agreements necessary for the manufacture and distribution of such products and services. Prepayments associated with these agreements were classified as either current or non-current based on the estimated portion of expense to be recognized over the next twelve months. As of September 7, 2022, approximately $0.2 million and $4.5 million, respectively, was recorded in Prepaid and other current assets and Intangible and other assets, net, on the Company's consolidated balance sheets. On September 7, 2022, these prepaid assets were no longer considered recoverable. The Company recorded a reduction in value of long-lived assets on its consolidated statements of operations for the amount shown in the table above during the third quarter of 2022.

(2)During 2018 and 2019, the Company placed into service second-generation ground Duplex assets (including associated developed technology and software upgrades) capable of providing commercial traffic to support Sat-Fi2®.

Additionally, the Company recorded certain costs in construction in progress for spare software associated with the second-generation Duplex assets. On September 7, 2022, the Company re-assessed its asset grouping for long-lived assets and determined that the second-generation Duplex assets are no longer part of the Company's overall satellite and ground network. These second-generation Duplex assets will no longer provide future cash flows to the Company. Note that our first-generation Duplex assets (i.e. handsets and related ground infrastructure) were not impacted. As of September 7, 2022, approximately $1.3 million was recorded in Intangible and other assets, net, and $159.9 million was recorded in Property and equipment, net. The Company recorded a reduction in value of long-lived assets on its consolidated statements of operations for this amount during 2022.

(3)During 2022, the Company wrote off approximately $0.7 million of work in progress associated with its spectrum intangible assets, previously recorded in Intangible and other assets, net, on its consolidated balance sheets. The work in progress was related to efforts to obtain spectrum licensing authority in certain countries around the world; during 2022, the Company determined that it would not continue pursing such authorities in these countries.

During 2021, the Company wrote off approximately $0.2 million of construction in progress related to unsatisfactory work that did not meet internal testing requirements and could not be used for its intended purpose. The fair value of the assets included internal and external direct costs associated with the construction in progress balance.

Series A Preferred Stock

As discussed further in Note 6: Long-Term Debt and Other Financing Arrangements, on November 15, 2022, the Company issued 149,425 shares of Series A Preferred Stock. The total fair value of the Series A Preferred Stock on the issuance date was $105.3 million, which was determined using a discounted cash flow model and a perpetuity formula for various scenarios. The most significant observable input used in the fair value measurement is the discount yield, which was 32% on the valuation date. The most significant unobservable inputs used in the fair value measurement include the probability of redemption of the preferred stock by the Company as well as the assumed method of payment (cash or accrual) of dividends.

9. COMMITMENTS AND CONTINGENCIES

Service Agreements

The Service Agreements set forth the primary terms for the Company to provide services to Partner and incur costs related primarily to new gateways and upgrades at existing gateways as well as satellite construction and launch costs. The Service Agreements have an indefinite term but provide that either party may terminate subject to certain notice requirements and, in some cases, other conditions. The Service Agreements also provide for various commitments with which the Company must comply, including to:

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

•Maintain minimum liquidity of $10.0 million;

•Allow Partner to recoup advance payments made to Globalstar from future service fees or, to the extent recoupment is not possible, to repay such amounts in cash; and,

•Provide the Resource Protections as defined in the Service Agreements.

The Service Agreements also require the Company (i) upon commencement of the Services, to refinance all loans outstanding under the 2019 Facility Agreement that are held by affiliates of the Thermo and (ii) to refinance all loans outstanding under the 2019 Facility Agreement that are held by persons other than Thermo by March 13, 2023 (as amended). The required refinancing of the Thermo portion of the 2019 Facility Agreement was complete in November 2022.

Partner has the right, but not the obligation, to participate in certain issuances of the Company’s equity securities, in order to maintain its percentage interest in the Company (determined on a fully diluted basis, assuming exercise of all the Warrants).

Refer to Note 1: Summary of Significant Accounting Policies, Note 2: Revenue, Note 3: Leases, Note 4: Property and Equipment, Note 6: Long-Term Debt and Other Financing Arrangements and Note 15: Stock Compensation for further discussion.

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA pursuant to which Globalstar will acquire 17 satellites that will replenish Globalstar's existing constellation of satellites and ensure long-term continuity of its mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to Partner under the Service Agreements, as well as services to Globalstar’s current and future customers. Globalstar maintains the option to acquire additional satellites under the contract. Globalstar plans to contract separately for launch services and launch insurance for the new satellites. The initial contract price for 17 satellites is $327.0 million; Globalstar has the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The satellites are expected to be launched in 2025. In addition, MDA will procure a satellite operations control center for $4.9 million. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as adjusted based on certain provisions, beginning with the Phase 2 Service Period.

Refer to Note 6: Long-Term Debt and Other Financing Arrangements for further discussion of the vendor financing arrangement with MDA.

Network Obligations

The Company has purchase commitments with certain vendors related to the procurement, deployment and maintenance of the Company's network (beyond the satellite procurement agreement with MDA discussed above). As of December 31, 2022, the Company's remaining purchase obligations under these noncancelable commitments are approximately $4.1 million; the timing of payments is driven by work performed under the contracts over the remaining contract periods, which is expected to be complete during 2023.

Inventory Purchase Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally noncancelable and the order quantities are based on sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2022 were approximately $14.0 million.

Credit Card Processor Reserve

The Company is required to maintain a reserve of $5.0 million with its credit card processor to address any liability arising from potential charge-backs. The balance at December 31, 2022 was $5.0 million and is recorded in prepaid expenses and other current assets on the Company's consolidated balance sheet as the required reserve is held with the credit card processor.

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

10. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	$4,497	$4,687
Accrued satellite and ground costs	36,500	6,195
Accrued property and other taxes	3,293	4,053
Accrued customer liabilities and deposits	5,233	5,354
Accrued professional and other service provider fees	1,190	2,094
Accrued commissions	470	601
Accrued telecommunications expenses	657	705
Accrued inventory	874	1,474
Short-term lease liability	2,747	2,501
Accrued interest	1,291	33
Other accrued expenses	1,694	1,250
Total accrued expenses	$58,446	$28,947

Accrued satellite and ground costs in the table above includes $36.1 million of milestone work partially incurred, but not yet accepted, under the Company's satellite agreement with MDA.

Accrued compensation and benefits include primarily accrued vacation, payroll, benefits and taxes.

Other accrued expenses include primarily vendor services, warranty reserve and occupancy costs.

The following is a summary of the activity in the warranty reserve account, which is included in other accrued expenses above (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$162	$212	$186
Provision	93	361	543
Utilization	(151)	(411)	(517)
Balance at end of period	$104	$162	$212

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Employee benefit obligations (Note 12)	$—	$3,289
Asset retirement obligations (Note 1)	2,953	2,461
Compound embedded derivative with the 2013 8.00% Notes (Note 7 and Note 8)	—	1,364
Compound embedded derivative with the 2019 Facility Agreement (Note 7 and Note 8)	122	—
Deferred tax liability (Note 13)	322	296
Foreign tax contingencies	530	474
Other	68	3
Total other non-current liabilities	$3,995	$7,887

Foreign tax contingencies reflect primarily amounts owed by the Company's Brazilian subsidiary pursuant to refinancing programs in country.

11. RELATED PARTY TRANSACTIONS

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo and other affiliates related to normal purchase transactions were $0.3 million and $0.4 million as of December 31, 2022 and 2021, respectively.

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

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. During each of the twelve months ended December 31, 2022 and 2021, the Company incurred lease expense of $1.6 million, respectively, associated with this lease agreement.

In November 2019, the Company entered into the 2019 Facility Agreement. Thermo's participation in the 2019 Facility Agreement was $95.1 million. This principal balance earned paid-in-kind interest at a rate of 13% per annum. To fulfill its obligations under the Service Agreements, in November 2022, the Company entered into an exchange agreement with affiliates of Thermo and certain other Exchanging Lenders providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the Exchanging Lenders’ loans under the 2019 Facility Agreement for shares of the Company's Series A Preferred Stock. The terms of the exchange agreement were reviewed and approved by the Company's Board of Directors and Audit Committee. Prior to the exchange, interest accrued since inception with respect to Thermo's portion of the debt outstanding on the 2019 Facility Agreement was approximately $44.6 million, of which $14.9 million was accrued during the twelve months ended December 31, 2022.

Also in connection with the Service Agreements, Partner and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to Partner before transferring them to any other Person other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the Service Launch in November 2022.

Amounts payable by the Company in connection with the 2023 Prepayment with Partner will be guaranteed by Thermo, subject to applicable shareholder approval. Prior to such shareholder approval, Thermo has agreed to provide support of certain of the Company’s obligations under the Service Agreements, the Satellite Procurement Agreement, and certain related contracts directly to the Partner.

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

12. PENSIONS AND OTHER EMPLOYEE BENEFITS

Defined Benefit Plan

In August 2022, the Company terminated its defined benefit pension plan, which had been frozen since 2003. As such, there are no remaining pension plan obligations as of December 31, 2022. The total settlement of $7.7 million was paid out through assets held in the Globalstar Plan and cash on hand, totaling $5.0 million and $2.7 million, respectively.

Defined Benefit Pension Obligation and Funded Status

The Company's funding policy was to fund its defined benefit pension plan in accordance with the Internal Revenue Code and regulations. Below is a reconciliation of projected benefit obligation, plan assets and the funded status of the Company’s defined benefit plan (in thousands):

	Year Ended December 31,
	2022	2021
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$9,051	$9,179
Service cost	117	174
Interest cost	168	225
Actuarial (gain) loss	(1,340)	(45)
Settlement	(7,663)	—
Benefits paid	(333)	(482)
Projected benefit obligation, end of year	$—	$9,051
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$5,762	$5,529
Return on plan assets	(643)	485
Employer contributions	2,877	230
Settlement	(7,663)	—
Benefits paid	(333)	(482)
Fair value of plan assets, end of year	$—	$5,762
Funded status, end of year-net liability	$—	$(3,289)

Net Benefit Cost and Amounts Recognized

Components of the net periodic benefit cost of the Company’s defined benefit pension plan were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net periodic benefit cost:
Service cost	$117	$174	$176
Interest cost	168	225	521
Expected return on plan assets	(216)	(309)	(793)
Amortization of unrecognized net actuarial loss	91	189	300
Settlement	1,501	—	2,075
Total net periodic benefit cost	$1,661	$279	$2,279

In December 2020, the Company settled a portion of the pension liability. In August 2022, the remaining obligations were fully settled. In accordance with ASC 715 Compensation — Retirement Benefits, the Company recognized losses totaling $1.5 million and $2.1 million, respectively. These losses are included in other (expense) income in its consolidated statement of operations during the periods associated with these settlements. The losses represent the pro rata portion of actuarial losses that were previously deferred in other comprehensive income. Components of net periodic benefit cost other than the service cost component are recorded in other (expense) income in the consolidated statement of operations.

Amounts recognized in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2022	2021
Amounts recognized:
Funded status recognized in other non-current liabilities	$—	$(3,289)
Net actuarial loss recognized in accumulated other comprehensive loss	—	2,073
Net amount recognized in retained deficit	$—	$(1,216)

Assumptions

The weighted-average assumptions used to determine the benefit obligation and net periodic benefit cost were as follows:

	Year Ended December 31,
	2022	2021	2020
Benefit obligation assumptions:
Discount rate	N/A	2.84%	2.50%
Rate of compensation increase	N/A	N/A	N/A
Net periodic benefit cost assumptions:
Discount rate	2.84%	2.50%	3.28%
Expected rate of return on plan assets	5.75%	5.75%	6.50%
Rate of compensation increase	N/A	N/A	N/A

The assumptions, investment policies and strategies for the Globalstar Plan were determined by the Globalstar Plan Committee. The Globalstar Plan Committee was responsible for ensuring the investments of the plans were managed in a prudent and effective manner. Amounts related to the pension plan were derived from actuarial and other assumptions, including discount rates, mortality, expected rate of return, participant data and termination. The Company reviewed assumptions on an annual basis and made adjustments as considered necessary.

The expected rate of return on pension plan assets was selected by taking into account the expected duration of the projected benefit obligation for the plan, the asset mix of the plan and the fact that the plan assets were actively managed to mitigate risk. Discount rates were determined annually based on the Plan administrator’s yield curve index, which considered expected benefit payments and was discounted with rates from the yield curve to determine a single equivalent discount rate.

Plan Assets and Investment Policies and Strategies

The plan assets were invested in various mutual funds which had quoted prices. The plan had a target allocation. On a weighted-average basis, target allocations for equity securities ranged from 50% to 60%, for debt securities 25% to 50% and for other investments 0% to 15%. The defined benefit pension plan asset allocations as of the measurement date presented as a percentage of total plan assets were as follows:

	December 31,
	2022	2021
Equity securities	N/A	55%
Debt securities	N/A	45
Total	N/A	100%

The fair values of the Company’s pension plan assets by asset category were as follows (in thousands):

	December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States equity securities	$2,542	$—	$2,542	$—
International equity securities	631	—	631	—
Fixed income securities	1,693	—	1,693	—
Other	896	—	896	—
Total	$5,762	$—	$5,762	$—

Accumulated Benefit Obligation

The accumulated benefit obligation of the defined benefit pension plan was zero and $9.1 million at December 31, 2022 and 2021, respectively.

Benefits Payments and Contributions

For 2022 and 2021, the Company contributed $2.9 million and $0.2 million, respectively, to its defined benefit pension plan.

401(k) Plan

The Company has a defined contribution employee savings plan, or “401(k),” which provides that the Company may match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $0.5 million for 2022 and $0.6 million for each of 2021 and 2020.

13. TAXES

The components of income tax (benefit) expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal tax	$—	$—	$—
State tax	82	153	54
Foreign tax	(9)	7	248
Total	73	160	302
Deferred:
Federal and state tax	—	(459)	360
Foreign tax	—	—	—
Total	—	(459)	360
Income tax (benefit) expense	$73	$(299)	$662

U.S. and foreign components of loss before income taxes are presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. loss	$(232,148)	$(79,452)	$(82,740)
Foreign loss	(24,694)	(33,472)	(26,237)
Total loss before income taxes	$(256,842)	$(112,924)	$(108,977)

As of December 31, 2022 and 2021, the Company had cumulative U.S., state and foreign net operating loss ("NOL") carryforwards for income tax reporting purposes of approximately $2.0 billion and $1.8 billion, respectively. The vast majority of these NOL carryforwards were generated prior to 2018 and expire through 2042 (with less than 1% expiring prior to 2026) and the remaining NOL carryforwards do not expire.

The components of net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2022	2021
Federal and foreign NOL and credit carryforwards	$479,884	$498,882
Property and equipment and other long-term assets	(77,925)	(114,722)
Deferred Revenue	25,774	—
Reserves and disallowed interest	8,919	10,195
Deferred tax assets before valuation allowance	436,652	394,355
Valuation allowance	(436,948)	(394,651)
Net deferred income tax liability	$(296)	$(296)

The deferred revenue tax asset in the table above is related to a portion of the prepayments made by Partner under the Service Agreements, which were recorded as deferred revenue on the Company’s balance sheet as of December 31, 2022 (see Note 2: Revenue to our Consolidated Financial Statements for further discussion).

The change in the valuation allowance during 2022 of $42.3 million was due to a net decrease in property and equipment and other long-term assets driven primarily by an impairment of these assets (refer to Note 8: Fair Value Measurements for further information), offset partially by depreciation due to the difference between tax and book depreciable lives. Due to the limitation on utilization of state NOLs, the Company recorded deferred tax liabilities of $0.3 million as of both December 31, 2022 and 2021.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Provision at U.S. statutory rate of 21%	$(53,951)	$(23,714)	$(22,885)
State income taxes, net of federal benefit	(4,065)	(867)	(1,386)
Change in valuation allowance (excluding impact of foreign exchange rates)	43,500	15,991	61,540
Effect of foreign income tax at various rates	(133)	176	(53)
Permanent differences	8,229	4,993	5,809
Net change in permanent items due to provision to tax return	1,855	(569)	1,914
Adjustment to reserved deferred assets	4,607	1,969	(48,485)
Adjustment to state deferred rate	136	775	4,200
Other	(105)	947	8
Total	$73	$(299)	$662

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

In July 2018, the Company's Canadian subsidiary was notified that its income tax returns for the years ended October 31, 2015 through 2018 had been selected for audit. The Company has provided all requested information to the Canada Revenue Agency ("CRA") and is working with the CRA to complete the audit. The CRA has completed its audit for the year ended October 31, 2016 and assessed the Company for an additional tax liability, which the Company is appealing. The Company's

NOL in Canada would largely offset this tax liability to the extent that the Company is unsuccessful in its appeal. The years ended October 31, 2017 and 2018 remain under examination.

Except for the audit noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state income tax jurisdiction in the United States. The Company's corporate U.S. tax returns for 2019 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2014 and subsequent years in most of the Company's international tax jurisdictions.

There are no unrecognized tax benefits as of December 31, 2022 and 2021.

Other

As of December 31, 2022, the Company had not provided foreign withholding taxes on approximately $3.2 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company recorded a value added tax ("VAT") recoverable, of which the short term portion is included in prepaid and other current assets on its consolidated balance sheet totaling $1.7 million and $5.6 million, respectively, and the long-term portion is included in intangible and other assets, net, on its consolidated balance sheet totaling $3.1 million and $0.3 million, respectively. This VAT recoverable is related primarily to certain payments for the purchase and importation of gateway equipment in various international jurisdictions in connection with the Company's network upgrade work.

In December 2022, the Company received a refund check totaling $1.8 million as a result of its eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act for the first quarter of 2021. The Company evaluated this refund as well as its eligibility for future refunds under ASC 450 and accounts for the gain in the period in which the payment was received. Consistent with the classification of the employment taxes on qualified wages for which this credit relates, the refund was recorded as a reduction to operating expenses during the fourth quarter of 2022 on its consolidated statements of operations.

14. LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Net loss	$(256,915)	$(112,625)	$(109,639)
Effect of Series A Preferred Stock dividends	(1,337)	—	—
Adjusted net loss attributable to common shareholders	$(258,252)	$(112,625)	$(109,639)

Weighted average common shares outstanding	1,800,825	1,765,139	1,642,359

Net loss per common share:
Basic	$(0.14)	$(0.06)	$(0.07)
Diluted	$(0.14)	$(0.06)	$(0.07)

For the years ended December 31, 2022, 2021 and 2020, 7.7 million shares, 10.1 million shares and 4.2 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Included in the potential common stock excluded from diluted shares outstanding as of December 31, 2022 are a portion of the 49.1 million Warrants issued to Partner under the Service Agreements, which was determined after considering the exercise price of each Warrant tranch relative to the average market price during the period and weighting for the period outstanding during 2022 (see Note 15: Stock Compensation for further discussion).

As discussed in Note 6: Long-Term Debt and Other Financing Arrangements, the Company's Board of Directors approved the payment of dividends totaling $1.3 million for the period November 15, 2022 through December 31, 2022 on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

15. STOCK COMPENSATION

Share-Based Payment Arrangements with Employees

The Company’s Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. At the time of grant, the Company takes into consideration the timing of the stock based award and evaluates for conditions that could result in the award to be considered spring loaded. As of December 31, 2022 and 2021, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 9.8 million and 21.4 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. These options have various vesting terms, but generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment.
The Company recognizes compensation expense for stock option grants over the employee's requisite service period, which is generally based on the vesting period and the fair value at the date of grant using the Black-Scholes option pricing model. The Company uses historical data, among other factors, to estimate the expected stock price volatility, the expected option life and the expected forfeiture rate. The market price of the Company's common stock has been volatile at times. The Company makes judgmental adjustments to projected volatility during the expected term of the options, considering, among other things, historical volatility of the share prices of its peer group and expectations with regard to business conditions that may impact stock price fluctuations or stability. The Company estimates the expected term considering factors such as historical exercise patterns and the recipients of the options granted. The risk-free rate is based on the United States Treasury Department yield curve in effect at the time of grant for the expected life of the option. The Company assumes an expected dividend yield of zero for all periods. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.4%	0.4%	1.7%
Expected term of options (years)	5	5	5
Volatility	100%	62%	72%
Weighted average grant-date fair value per share	$0.86	$0.17	$0.32

The following table represents the Company’s stock option activity for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2022	7,924,268	$1.30
Granted	700,000	1.16
Exercised	(371,249)	0.61
Forfeited or expired	(153,134)	2.29
Outstanding at December 31, 2022	8,099,885	1.29

Exercisable at December 31, 2022	6,562,378	$1.38

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the years ended December 31, 2022 and 2021, the total intrinsic value of all stock options exercised was $0.4 million and $0.7 million, respectively. There were no options exercised during 2020. The aggregate intrinsic value of all outstanding stock options at December 31, 2022 was $2.9 million with a remaining contractual life of 5.5 years. The aggregate intrinsic value of all vested stock options that were exercisable at December 31, 2022 was $2.2 million based on a per grant calculation with a remaining contractual life of 4.9 years.

Net cash proceeds during the year ended December 31, 2022 from the exercise of stock options was $0.2 million.

For each of the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.3 million of compensation expense related to stock options. As of December 31, 2022, unrecognized compensation expense related to non-vested stock options outstanding was approximately $0.4 million to be recognized over a weighted-average period of 1.9 years.

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

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value	$1.73	$1.23	$0.36

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	10,697,527	$1.01
Granted	8,231,875	1.73
Vested	(8,848,009)	1.16
Forfeited	(127,527)	1.09
Nonvested at December 31, 2022	9,953,866

Included in the non-vested balance at December 31, 2022 are approximately 3.9 million performance-based restricted stock awards that will vest upon the achievement of certain milestones.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $10.4 million, $5.6 million and $4.5 million, respectively, of compensation expense related to restricted stock. The increase in compensation expense during 2022 was driven by performance grants to certain employees associated with their efforts under the Service Agreements. The total fair value, as calculated on the day of vesting, of restricted stock awards that vested during 2022, 2021 and 2020 was $14.6 million, $8.6 million, and $3.3 million, respectively. As of December 31, 2022, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $11.7 million to be recognized over a weighted-average period of 2.0 years.

Key Employee Bonus Plan

The Company has an annual bonus plan designed to reward designated key employees' efforts to exceed the Company's financial performance goals for the designated calendar year ("Plan Year"). The bonus pool available for distribution is determined based on the Company's adjusted EBITDA performance during the Plan Year. The bonus may be paid in cash or the Company's common stock, subject to certain approvals.

For the 2022 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the plan document. As of December 31, 2022, $1.0 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which is expected to be made in the form of common stock during the first quarter of 2023.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Plan”) which provides eligible employees of the Company with an opportunity to acquire shares of its common stock at a discount. The maximum aggregate number of shares of common stock that may be purchased through the Plan was 20.0 million shares as of December 31, 2022; this total includes an increase approved by the Company's Board of Directors in February 2022 totaling 6.0 million shares. The number of shares that may be purchased through the Plan will be subject to proportionate adjustments to reflect stock splits, stock dividends, or other changes in the Company’s capital stock.

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

For 2022 and 2021, the Company received $0.7 million and $0.6 million, respectively, in proceeds related to shares issued under the Plan. For each of the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense of approximately $0.4 million, which is reflected in marketing, general and administrative expenses. Additionally, the Company has issued approximately 12.7 million shares through December 31, 2022 related to the Plan.

The fair value of the employees’ stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model with the following assumptions for the following years:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.2%	0.1%
Expected term (months)	6	6
Volatility	100%	110%
Weighted average grant-date fair value per share	$0.58	$0.23

Share-Based Payment Arrangements with Customers

The Company may issue noncash consideration to customers. The only share-based payment arrangement currently outstanding is the warrants under the Service Agreements (the "Warrants") to purchase up to 2.64% of the Company’s outstanding common stock. The Warrants are subdivided into two tranches. Each tranche represents one half of the total number of Warrants issued, with the primary difference between the tranches being the exercise price (and therefore the grant dates). The Company evaluated the issuance of the Warrants under ASC 606 and ASC 718 and determined that the Warrants are not a payment for a distinct good or service and, accordingly, are accounted for as a reduction to the transaction price under ASC 606. The classification and measurement of the consideration paid to Partner was evaluated under ASC 718. The Company determined that the Warrants contained a performance condition upon issuance, which was contingent upon commencement of service under the Service Agreements. As Service Launch was November 15, 2022, the performance condition was met and the Warrants vested.

On November 15, 2022, the Company recorded the total fair value of the Warrants totaling $48.3 million in accumulated paid-in-capital on its consolidated balance sheet with a corresponding offset to a contract asset, which was netted against the deferred revenue balance associated with Partner. As of December 31, 2022, no warrants have been exercised by Partner.

The fair value of the Warrants issued to Partner was estimated using the Black-Scholes option pricing model with the following assumptions on the valuation date of November 15, 2022.

	Tranche 1	Tranche 2
Number of Warrants (in millions)	24.6	24.6
Grant date	2/24/2020	5/28/2021
Exercise price	$0.43	$1.60
Expected term (years)	17.73	16.47
Risk-free interest rate	1.63%	1.92%
Volatility	97.29%	97.29%
Black-Scholes fair value per share	$0.42	$1.54
Total fair value	$10,429,763	$37,907,181

The expected term of the Warrants is consistent with the expected term of the Company's performance obligations under the Service Agreements measured as the period beginning with Phase 1 service launch through the design life of the satellites that will support Phase 2 service. The Company allocated the fair value of the Warrants amongst the stand alone selling price for each phase of service under the Service Agreements and records a reduction to revenue over the estimated term of the Service Agreements.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes all changes in equity during a period from non-owner sources. The change in accumulated other comprehensive loss for all periods presented resulted from foreign currency translation adjustments and minimum pension liability adjustments.

The components of accumulated other comprehensive loss were as follows (in thousands):

	December 31,
	2022	2021
Accumulated minimum pension liability adjustment	$—	$(2,073)
Accumulated net foreign currency translation adjustment	9,242	3,963
Total accumulated other comprehensive income	$9,242	$1,890

During 2022, the Company settled the remaining obligations under the pension plan; accordingly, no amounts are reflected in the table above. See further discussion in Note 12: Pensions and Other Employee Benefits.

No amounts were reclassified out of accumulated other comprehensive loss for the periods shown above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2022, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2022 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2022.

(b)Changes in internal control over financial reporting

As of December 31, 2022, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. During the first quarter of 2022, we implemented a new enterprise resource planning ("ERP") system, which replaced our existing financial systems. The implementation and transition to the new ERP system resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. As a result of this implementation, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2022.

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2022 Pay Ratio" which will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2022 and 2021
Consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020
Consolidated statements of stockholders’ equity for the years ended December 31, 2022, 2021 and 2020
Consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ David B. Kagan
Date:	March 1, 2023		David B. Kagan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2023.

Signature	Title

/s/ David B. Kagan	Chief Executive Officer
David B. Kagan	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer
Rebecca S. Clary	(Principal Financial and Accounting Officer)

/s/ James Monroe III
James Monroe III	Director

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ Michael J. Lovett
Michael J. Lovett	Director

/s/ Keith O. Cowan
Keith O. Cowan	Director

/s/ Benjamin G. Wolff
Benjamin G. Wolff	Director

/s/ Timothy E. Taylor
Timothy E. Taylor	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to DEF 14A filed April 12, 2021)

3.2*	Fourth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on April 15, 2019)

3.3*	Certificate of Designation filed November 15, 2022 (Exhibit 3.1 to Form 8-K filed on November 16, 2022)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

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

10.12*	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.13*	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.14*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.15*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.16*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.17*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.18*†	2019 Key Employee Bonus Plan (Exhibit 10.52 to Form 10-K Filed February 28, 2020)

10.19*††	2020 Key Employee Bonus Plan (Exhibit 10.1 to Form 10-Q filed November 5, 2020)

10.20*††	2021 Key Employee Bonus Plan (Exhibit 10.24 to Form 10-K Filed March 4, 2021)

10.21*††	2022 Key Employee Bonus Plan (Exhibit 10.21 to Form 10-K filed February 25, 2022)

10.22*	Letter Agreement with David Kagan dated November 27, 2017 (Exhibit 10.55 to Form 10-K filed February 23, 2018)

10.23*	Letter Agreement with David Kagan dated September 4, 2018 (Exhibit 10.59 to Form 10-K filed February 28, 2019)

10.24*††	Amended and Restated Prepayment Agreement dated May 19, 2021 (Exhibit 10.1 to Form 10-Q filed August 5, 2021)

10.25*††	Satellite Procurement Agreement dated February 21, 2022 between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation (Exhibit 10.1 to Form 10-Q filed May 5, 2022)

10.26*††	Conformed Copy of Key Terms Agreement reflecting amendments through September 7, 2022 (Exhibit 10.1 to Form 8-K filed September 7, 2022)

10.27*††	Exchange Agreement dated November 15, 2022 (Exhibit 10.1 to Form 8-K filed November 16, 2022)

10.28*††	Letter Agreement dated November 15, 2022 (Exhibit 10.2 to Form 8-K filed November 16, 2022)
10.29††	Forbearance Agreement between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation dated October 28, 2022
10.30††	Second Forbearance Agreement among Globalstar, Inc., Macdonald, Dettwiler and Associates Corporation and Rocket Lab USA, Inc. dated January 31, 2023

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.