Form 10-Q
period 2023-03-31
Globalstar, Inc.
filed 2023-05-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of May 1, 2023, 1.8 billion shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Service revenue	$52,954	$29,344
Subscriber equipment sales	5,690	3,428
Total revenue	58,644	32,772
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	11,820	10,794
Cost of subscriber equipment sales	4,309	2,566
Marketing, general and administrative	13,391	9,341
Depreciation, amortization and accretion	21,933	23,783
Total operating expenses	51,453	46,484
Income (loss) from operations	7,191	(13,712)
Other (expense) income:
Loss on extinguishment of debt	(10,403)	—
Interest income and expense, net of amounts capitalized	(2,032)	(9,530)
Derivative loss	—	(486)
Foreign currency gain	1,907	3,232
Other	(99)	117
Total other expense	(10,627)	(6,667)
Loss before income taxes	(3,436)	(20,379)
Income tax expense	44	83
Net loss	$(3,480)	$(20,462)

Other comprehensive loss:
Foreign currency translation adjustments	(1,429)	(679)
Comprehensive loss	$(4,909)	$(21,141)

Net loss attributable to common shareholders (Note 10)	(6,095)	(20,462)

Net loss per common share:
Basic	$0.00	$(0.01)
Diluted	0.00	(0.01)
Weighted-average shares outstanding:
Basic	1,811,831	1,797,671
Diluted	1,811,831	1,797,671
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,487	$32,082
Accounts receivable, net of allowance for credit losses of $2,156 and $2,892, respectively	28,007	26,329
Inventory	10,095	9,264
Prepaid expenses and other current assets	14,126	13,569
Total current assets	72,715	81,244
Property and equipment, net	564,427	560,371
Operating lease right of use assets, net	33,583	30,859
Prepaid satellite construction costs and related customer receivable	135,229	122,496
Intangible and other assets, net of accumulated amortization of $11,194 and $10,908, respectively	38,601	38,425
Total assets	$844,555	$833,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,750	$3,843
Vendor financing	—	59,575
Accrued expenses	70,929	58,693
Payables to affiliates	142	326
Deferred revenue	80,873	74,639
Total current liabilities	162,694	197,076
Long-term debt	182,243	132,115
Operating lease liabilities	28,788	27,635
Deferred revenue, net	157,095	157,803
Other non-current liabilities	3,881	3,995
Total non-current liabilities	372,007	321,548

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 shares authorized and none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,813,111,673 and 1,811,074,696 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	181	181
Additional paid-in capital	2,345,604	2,345,612
Accumulated other comprehensive income	7,813	9,242
Retained deficit	(2,043,744)	(2,040,264)
Total stockholders’ equity	309,854	314,771
Total liabilities and stockholders’ equity	$844,555	$833,395
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2023	149	—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	2,037		3,795			3,795
Contribution of services	—	—			47			47
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—			102			102
Series A Preferred Stock Dividends	—	—			(3,952)			(3,952)
Other comprehensive loss	—	—				(1,429)		(1,429)
Net loss	—	—					(3,480)	(3,480)
Balances – March 31, 2023	149	—	1,813,112	$181	$2,345,604	$7,813	$(2,043,744)	$309,854

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2022			1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	703	—	2,230	—	—	2,230
Contribution of services	—	—	—	—	47			47
Recognition of stock-based compensation of employee stock purchase plan	—	—	—	—	117	—	—	117
Common stock issued in connection with conversion of 2013 8.00% Notes	—	—	2,253	—	2,548	—	—	2,548
Other comprehensive loss	—	—	—	—	—	(679)	—	(679)
Net loss	—	—	—	—	—	—	(20,462)	(20,462)
Balances – March 31, 2022	—	—	1,799,485	$180	$2,151,652	$1,211	$(1,803,811)	$349,232
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows provided by operating activities:
Net loss	$(3,480)	$(20,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	21,933	23,783
Change in fair value of derivatives	—	486
Stock-based compensation expense	3,760	1,233
Noncash consideration, net, associated with wholesale capacity contract	(310)	—
Amortization of deferred financing costs	25	166
Provision for credit losses	249	332
Noncash interest and accretion expense	6,362	9,406
Unrealized foreign currency (gain) loss	(1,958)	(3,084)
Write off of debt discount and DFC upon extinguishment of debt	10,194	—
Other, net	(592)	186
Changes in operating assets and liabilities:
Accounts receivable	(3,794)	(213)
Inventory	101	(441)
Prepaid expenses and other current assets	(518)	(265)
Other assets	287	460
Accounts payable and accrued expenses	(3,208)	(1,643)
Payables to affiliates	(184)	(178)
Other non-current liabilities	67	(64)
Deferred revenue	(6,129)	(2,133)
Net cash provided by operating activities	22,805	7,569
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(59,575)	—
Other network upgrades	(3,561)	(8,712)
Payments of capitalized interest	(5,263)	—
Additions of other property and equipment	(2,925)	(1,301)
Purchase of intangible assets	(251)	(438)
Net cash used in investing activities	(71,575)	(10,451)
Cash flows provided by (used in) financing activities:
Principal and Interest payments of the 2019 Facility Agreement	(148,281)	—
Proceeds from 13% Notes Agreement	190,000	—
Dividends paid on Series A Preferred Stock	(3,951)	—
Payments for debt issuance costs	(620)	—
Proceeds from issuance of common stock and exercise of options	—	8
Net cash provided by financing activities	37,148	8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	89
Net decrease in cash, cash equivalents and restricted cash	(11,595)	(2,785)
Cash, cash equivalents and restricted cash, beginning of period	32,082	14,304
Cash, cash equivalents and restricted cash, end of period	$20,487	$11,519

	As of:
	March 31, 2023	December 31, 2022
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$20,487	$32,082
Total cash and cash equivalents cash shown in the statement of cash flows	$20,487	$32,082

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,554	$—

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$—	$1,301
Capitalized accretion of debt discount and amortization of prepaid financing costs	658	194
Satellite construction assets acquired through vendor financing arrangement	—	32,700

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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023 (the “2022 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Service revenue:
Subscriber services
Duplex	$5,751	$6,146
SPOT	11,314	11,255
Commercial IoT	5,178	4,670
Wholesale capacity services	30,411	6,843
Engineering and other services	300	430
Total service revenue	52,954	29,344

Subscriber equipment sales:
Duplex	$19	$130
SPOT	1,926	1,475
Commercial IoT	3,812	1,806
Other	(67)	17
Total subscriber equipment sales	5,690	3,428

Total revenue	$58,644	$32,772

In September 2022, Apple Inc. (“Partner”) announced new satellite-enabled services for certain of its products (the “Services”). The Company is the satellite operator for these Services pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022. Revenue associated with the Service Agreements is included in "Wholesale capacity services" in the table above.

As consideration for the services provided by Globalstar under the Service Agreements, Partner makes payments to Globalstar, including a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. In connection with the amendment of the Service Agreements in February 2023, Partner agreed to pay the Company $6.5 million as consideration related to performance obligations completed in prior periods. The Company recognized this revenue during the first quarter of 2023.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Service revenue:
United States	$45,061	$22,288
Canada	3,829	3,689
Europe	1,513	1,483
Central and South America	2,367	1,736
Others	184	148
Total service revenue	$52,954	$29,344

Subscriber equipment sales:
United States	$1,983	$1,556
Canada	2,306	798
Europe	820	636
Central and South America	577	429
Others	4	9
Total subscriber equipment sales	$5,690	$3,428

Total revenue	$58,644	$32,772

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

Receivables are included in "Accounts receivable, net of allowance for credit losses," on the Company's consolidated balance sheets except for the long-term portion of the wholesale capacity accounts receivable, which is included in "Prepaid satellite construction costs and related customer receivable." The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands).

	As of:
	March 31, 2023	December 31, 2022
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$15,460	$14,850
Wholesale capacity accounts receivable	11,204	7,234
Agency agreement accounts receivable	1,343	4,245
Total accounts receivable, net of allowance for credit losses	$28,007	$26,329
Long-term wholesale capacity accounts receivable	124,386	111,026
Total accounts receivable (short-term and long-term), net of allowance for credit losses	$152,393	$137,355

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as may be adjusted pursuant to the Service Agreements, beginning with the Phase 2 Service Period. As the Company incurs construction in progress associated with the contract with Macdonald, Dettwiler and Associates Corporation ("MDA"), it earns the right to receive certain payments from Partner associated with this phase of the Service Agreements. In accordance with the expected timing of payment from Partner, $7.2 million is recorded in "Wholesale capacity accounts receivable" and $124.4 million is recorded as in "Long-term wholesale capacity accounts receivable" in the table above. The remaining amount recorded in "Wholesale capacity accounts receivable" as of March 31, 2023 consists of invoices for performance obligations completed as of the balance sheet date that are due within the next twelve months.

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

	As of:
	March 31, 2023	December 31, 2022
Short-term contract liabilities
Subscriber contract liabilities	$20,981	$21,987
Wholesale capacity contract liabilities	59,892	52,652
Total short-term contract liabilities	$80,873	$74,639
Long-term contract liabilities
Subscriber contract liabilities	$1,981	$1,704
Wholesale capacity contract liabilities, net of contract asset	155,114	156,099
Total long-term contract liabilities	$157,095	$157,803
Total contract liabilities	$237,968	$232,442

For subscriber contract liabilities, the amount of revenue recognized during the three months ended March 31, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $8.4 million and $9.9 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the three months ended March 31, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $22.0 million and less than $0.1 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of March 31, 2023, the Company expects to recognize $21.0 million, or approximately 91%, of its remaining performance obligations to its subscribers during the next twelve months. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods. As of March 31, 2023, the Company expects to recognize $59.9 million, or approximately 28%, of its remaining performance obligations to this customer during the next twelve months.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	March 31, 2023	December 31, 2022
Wholesale capacity contract liabilities, net:
Advanced payments for services expected to be performed with the second-generation satellite constellation during Phase 1 (1)	$94,323	$99,671
Advanced payments for services expected to be performed with the recently launched ground spare satellite during Phases 1 and 2	24,992	25,438
Advanced payments (both received and contractually owed) for services expected to be performed with the next-generation satellite constellation during Phase 2	129,147	117,466
Advanced payments for the Phase 1 service fee and service-related operating expenses and capital expenditures	19,871	18,872
Contract asset (2)	(53,327)	(52,696)
Wholesale capacity contract liabilities, net	$215,006	$208,751

(1)In accordance with applicable accounting guidance, the Company records imputed interest associated with the significant financing component, totaling $5.3 million as of March 31, 2023 and December 31, 2022, respectively, which is included in deferred revenue and represents the remaining amount to be recognized over the Company's performance obligations.
(2)In November 2022, the Company issued Warrants (as defined) to Partner (see Note 15: Stock Compensation for further discussion). The initial fair value of the Warrants at the time of issuance was $48.3 million and recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the Warrants is recorded as a reduction to revenue over the period in which the Company performs its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:
	March 31, 2023	December 31, 2022
Operating leases:
Right-of-use asset, net	$33,583	$30,859

Short-term lease liability (recorded in accrued expenses)	2,731	2,747
Long-term lease liability	28,788	27,635
Total operating lease liabilities	$31,519	$30,382

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$99	$104

Short-term lease liability (recorded in accrued expenses)	16	16
Long-term lease liability (recorded in non-current liabilities)	67	71
Total finance lease liabilities	$83	$87

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost:
Amortization of right-of-use assets	$684	$733
Interest on lease liabilities	615	660
Capitalized lease cost	—	(536)
Finance lease cost:
Amortization of right-of-use assets	5	1
Short-term lease cost	241	80
Total lease cost	$1,545	$938

In accordance with the Service Agreements, the Company has capitalized certain costs to fulfill this contract, including lease expense, as shown in the table above. These capitalized lease costs will be amortized over the expected term of the related performance obligation.

Interest on finance lease liabilities was less than $0.1 million for the three months ended March 31, 2023 and 2022; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:
	March 31, 2023	December 31, 2022

Weighted-average lease term
Finance leases	4.4 years	4.6 years
Operating Leases	10.3 years	10.1 years

Weighted-average discount rate
Finance leases	10.2%	10.2%
Operating leases	8.6%	8.5%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,712	$1,357

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the three months ended March 31, 2023 and 2022; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of March 31, 2023 (amounts in thousands):

	Operating Leases	Finance Leases

2023 (remaining)	$4,040	$19
2024	5,253	23
2025	5,281	23
2026	5,328	23
2027	5,207	15
Thereafter	22,364	—
Total lease payments	$47,473	$103
Imputed interest	(15,954)	(20)
Discounted lease liability	$31,519	$83

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Globalstar System:
Space component	$1,246,343	$1,246,343
Ground component	98,328	98,128
Construction in progress:
Space component	129,320	110,068
Ground component	9,427	5,316
Other	10,261	9,167
Total Globalstar System	1,493,679	1,469,022
Internally developed and purchased software	22,868	22,509
Equipment	8,622	8,042
Land and buildings	1,704	1,681
Leasehold improvements	2,085	2,083
Total property and equipment	1,528,958	1,503,337
Accumulated depreciation	(964,531)	(942,966)
Total property and equipment, net	$564,427	$560,371

In 2022, the Company entered into an agreement with MDA for the purchase of new satellites that will replenish the Company's existing satellite constellation. This agreement has an initial contract price of $327 million, of which $110.6 million had been incurred as of March 31, 2023 and $98.5 million as of December 31, 2022. The "space component" of construction in progress in the table above includes costs incurred under the MDA contract as well as associated personnel costs and capitalized interest. Accrued expenses on the Company's condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 included $48.6 million and $36.1 million, respectively, of work completed under the satellite procurement agreement. Nearly all of this amount was paid in April 2023 using proceeds from the Prepayment Agreement with its Partner under the Service Agreements (refer to Note 5 for further discussion). As of March 31, 2023 and December 31, 2022, the Company also recorded $10.8 million and $11.5 million as prepaid satellite construction costs for the first milestone payment made upon signing of the contract.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	March 31, 2023			December 31, 2022
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
13% Senior Notes	$200,000	$17,757	$182,243	$—	$—	$—
2019 Facility Agreement	—	—	—	143,213	11,098	132,115
Vendor financing	—	—	—	59,575	—	59,575
Total debt and vendor financing	$200,000	$17,757	$182,243	$202,788	$11,098	$191,690
Less: current portion	—	—	—	59,575	—	59,575
Long-term debt and vendor financing	$200,000	$17,757	$182,243	$143,213	$11,098	$132,115

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. All amounts outstanding associated with the Company's vendor financing arrangement were due in March 2023 and, therefore, were reflected as a current liability on the Company's consolidated balance sheet as of December 31, 2022.

13% Senior Notes

On March 31, 2023, Globalstar, Inc. (the “Company”) completed the sale of $200.0 million in aggregate principal amount of the Company’s non-convertible 13% Senior Notes due 2029 (the “Notes”). The Notes were sold pursuant to a Purchase Agreement (the “Purchase Agreement”) dated March 28, 2023 among the Company, as issuer, the subsidiary guarantors party thereto (each, a “Subsidiary Guarantor” and collectively, the “Subsidiary Guarantors”), an affiliate of Värde Partners and the other purchasers party thereto (collectively, the “Purchasers”).

The Notes were issued pursuant to an indenture, dated as of March 31, 2023 (the “Indenture”), among the Company, the Subsidiary Guarantors, as guarantors, and Wilmington Trust, National Association, as trustee. The Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The Notes were sold at an issue price of 95% of the principal amount of the Notes. The Company used a portion of the net proceeds to pay financing costs of $7.8 million, which were recorded on the Company's condensed consolidated balance sheet as a reduction in the carrying amount of the debt. The Notes bear interest initially at a rate of 13.00% per annum payable semi-annually in arrears. The Company is required to pay interest (i) at a rate per annum of 4.00% which must be paid in cash and (ii) at a rate per annum of 9.00% which may be paid either (a) in-kind (“PIK”) by increasing the principal amount of the Notes outstanding or (b) in cash, in such proportion as the Company may choose, with a step up in the PIK component of the interest if any Notes remain outstanding after March 15, 2028. The Company has agreed with its Partner under the Service Agreements to pay cash interest on the Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum.

The Notes may be redeemed at the option of the Company at any time, subject to the conditions of the Indenture. Among other things, prior to March 15, 2025 (the “First Call Date”), the Company will be permitted to redeem the Notes in whole or in part at the redemption price equal to 100% of the principal amount of the Notes redeemed plus a premium based on the net present value of the remaining interest payments through the First Call Date. Beginning on the First Call Date, the Notes may be redeemed at a redemption price equal to 103% of the principal amount, declining to 100% of the principal amount after March 15, 2027, in each case, together with accrued and unpaid interest.

Additionally, in the event of a Change of Control (as such term is defined in the Indenture) or certain other events, holders of the Notes have the right to require the Company to repurchase all or a portion of their Notes at a price (as calculated by the Company) in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and certain tax payments. The Indenture includes customary terms and covenants, including restrictions on the Company’s and the Subsidiary Guarantors’ ability to incur indebtedness, make guarantees, sell equity interests, and customary events of default after which the holders may accelerate the maturity of the Notes and become due and payable immediately.

2019 Facility Agreement

In November 2019, the Company entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement was scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bore interest at a rate of 14.0% per annum to be paid in kind (or in cash at the option of the Company).

The Service Agreements required the Company to refinance all loans outstanding under the 2019 Facility Agreement. A portion was refinanced in November 2022 and the remaining portion was refinanced in March 2023. Using a portion of the proceeds from the sale of the 13% Senior Notes, the Company repaid all of its outstanding obligations under the 2019 Facility Agreement of approximately $148 million.

The Company recorded a loss on extinguishment of debt of $10.4 million in the first quarter of 2023 representing the difference between the net carrying amount prior to extinguishment (including unamortized deferred financing costs, debt discounts and derivatives) and the reacquisition price of the debt. Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2019 Facility Agreement.

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement with MDA (see Note 8: Commitments and Contingencies for further discussion). This agreement (as amended in October 2022 and January 2023) provided for deferrals of milestone payments through March 15, 2023. Interest accrued on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances between December 2022 and March 2023. The Company has made payments totaling $76.1 million to MDA under this vendor financing arrangement, of which $62.1 million (including $2.5 million of interest) was paid during the first quarter of 2023. As of March 31, 2023, the Company has fully repaid the outstanding vendor financing balance.

Reflected in the table below is a rollforward of the Company's obligations under its vendor financing arrangement with MDA (amounts in thousands):

	As of
	March 31, 2023	December 31, 2022
Confirmed obligations outstanding, January 1, 2023 and 2022, respectively	$59,575	$—
Invoices confirmed during the periods	—	73,575
Confirmed invoices paid during the periods	(59,575)	(14,000)
Confirmed obligations outstanding, March 31, 2023 and December 31, 2022, respectively	$—	$59,575

Prepayment Agreement

On February 27, 2023, the Company and its Partner agreed to amend its previously disclosed Service Agreements to provide for, among other things, the Partner’s prepayment of $252 million to the Company (the “Prepayment Agreement”). The Company will use the proceeds from the Prepayment Agreement to pay amounts due under its Satellite Procurement Agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The Prepayment Agreement replaces the Company’s requirement to raise third-party financing for such costs as previously required under the Service Agreements and will be funded on a quarterly basis, subject to certain conditions in the agreement. The remaining amount of the satellite costs is expected to be funded from Globalstar’s operating cash flows. Partner made the first payment under the Prepayment Agreement to the Company in April 2023 in the amount of $87.7 million. These proceeds were used to pay amounts owed to MDA for milestones completed as of the payment date, with $39.6 million reimbursing the Company for a payment made to MDA on March 31, 2023 and the remaining $48.1 million paid to MDA in April 2023.

The total amount paid to the Company under the Prepayment Agreement, including fees, will be recouped from amounts payable by the Partner for services provided by the Company under the Service Agreements. The total balance is expected to be recouped in installments for a period of 16 quarters beginning no later than the third quarter of 2025. The prepayment balance may also be repaid over time through excess cash flow sweeps or voluntary prepayments, as provided under the terms of the Prepayment Agreement. For as long as any amount funded under the Prepayment Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments.

Subject to applicable shareholder approval, amounts payable by the Company in connection with the Prepayment Agreement would be guaranteed by Thermo under a guaranty agreement among Thermo, the Company and the Partner. In addition, Thermo has agreed directly with Partner to provide support of certain of the Company’s obligations under the Service Agreements, the Satellite Procurement Agreement, and certain related contracts.

Series A Preferred Stock

On November 15, 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) in exchange for $149.4 million outstanding principal amount of its 2019 Facility Agreement held by affiliates of Thermo and certain other lenders. The Company recorded the Series A Preferred Stock at fair value of the shares totaling $105.3 million on its consolidated balance sheet.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. In January and April 2023, the Company's Board of Directors approved the payment of dividends totaling $1.3 million for the period November 15, 2022 through December 31, 2022 and $2.6 million for the first quarter of 2023; these dividends have been paid.

The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting the rights and obligations of the Series A Preferred. Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock.

6. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheet (in thousands):

	March 31, 2023	December 31, 2022
Derivative liabilities:
Compound embedded derivative with the 2019 Facility Agreement	$—	(122)

As of December 31, 2022, the derivative liability recorded for the compound embedded derivative with the 2019 Facility Agreement was reflected in "Other non-current liabilities" on the Company's consolidated balance sheet.

 The following table discloses the changes in value recorded as derivative loss in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Compound embedded derivative with the 2013 8.00% Notes	$—	$216
Compound embedded derivative with the 2019 Facility Agreement	—	(702)
Total derivative loss	$—	$(486)

The fair value of each embedded derivative is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the Company's condensed consolidated statements of operations and its condensed consolidated statements of cash flows as a non-cash operating activity. See Note 7: Fair Value Measurements for further discussion.

The instruments and related features embedded in the debt instruments that are required to be accounted for as derivatives are described below.

Compound Embedded Derivative with 2013 8.00% Notes

The 2013 8.00% Notes contained a conversion option and contingent put feature that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model. During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative was extinguished and is no longer outstanding.

Compound embedded derivative with the 2019 Facility Agreement

The 2019 Facility Agreement contained certain contingently exercisable put features that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of this derivative using a probability weighted discounted cash flow model. In November 2022, the Company exchanged a portion of the 2019 Facility Agreement into Series A Preferred Stock. In March 2023, the Company refinanced the remaining principal outstanding under the 2019 Facility Agreement with proceeds from the issuance of its Notes. As a result of this activity, the Company wrote off the embedded derivative associated with the 2019 Facility Agreement, which is included in "Loss on extinguishment of debt" on the condensed consolidated statement of operations; therefore, no balance remains as of March 31, 2023. See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative with the 2019 Facility Agreement	—	—	(122)	(122)
Total liabilities measured at fair value	$—	$—	$(122)	$(122)

The Company marks-to-market its derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. In March 2023, the Company refinanced the remaining principal balance outstanding under the 2019 Facility Agreement and wrote off the associated embedded derivative balance; therefore, no balance remains as of March 31, 2023. See Note 6: Derivatives for further discussion.

 The compound embedded derivative within the 2019 Facility Agreement was valued using a probability weighted discounted cash flow model. The most significant observable input used in the fair value measurement was the discount yield. The unobservable inputs used in the fair value measurement included the probability of change of control and the estimated timing and amounts of cash flows associated with certain mandatory prepayments within the debt agreement. See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period, January 1, 2023 and 2022, respectively	$(122)	$(880)
Derivative adjustment related to conversions	—	1,563
Derivative adjustment related to extinguishment of debt	122	—
Unrealized loss, included in derivative loss	—	(805)
Balance at end of period, March 31, 2023 and December 31, 2022, respectively	$—	$(122)
Fair Value of Debt and Other Financing Arrangements
The Company believes it is not practicable to determine the fair value of its Notes or the 2019 Facility Agreement without incurring significant additional costs. Unlike typical long-term debt, certain terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The Company's vendor financing arrangement was recorded at net carrying value, which approximated fair value.
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

•Maintain minimum liquidity of $10.0 million, increasing to $30 million once funding under the Prepayment Agreement commences in the second quarter of 2023;

•Allow Partner to recoup advance payments made to Globalstar from future service fees or, to the extent recoupment is not possible, to repay such amounts in cash; and,

•Provide the Resource Protections as defined in the Service Agreements.

The Service Agreements also required the Company (i) upon commencement of the Services, to refinance all loans outstanding under the 2019 Facility Agreement that are held by affiliates of the Thermo and (ii) to refinance all loans outstanding under the 2019 Facility Agreement that are held by persons other than Thermo by March 13, 2023. The required refinancings have been completed as of March 31, 2023.

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

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA pursuant to which Globalstar will acquire 17 satellites that will replenish Globalstar's existing constellation of satellites and ensure long-term continuity of its mobile satellite services. Globalstar is acquiring the satellites to provide continuous satellite services to Partner under the Service Agreements, as well as services to Globalstar’s current and future customers. Globalstar maintains the option to acquire additional satellites under the contract. Globalstar plans to contract separately for launch services and launch insurance for the new satellites. The initial contract price for 17 satellites is $327 million; Globalstar has the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The satellites are expected to be launched in 2025. In addition, MDA will procure a satellite operations control center for $4.9 million. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as adjusted based on certain provisions, beginning with the Phase 2 Service Period.

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

Payables to Thermo related to normal purchase transactions were $0.1 million and $0.3 million as of March 31, 2023 and December 31, 2022, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: i) non-cash expenses, such as stock compensation costs as well as costs recorded as a contribution to capital as they relate to services provided by certain executive officers of Thermo, and ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year increasing at a rate of 2.5% per year, for a lease term of ten years. During each of the three months ended March 31, 2023 and 2022, the Company incurred lease expense of $0.4 million under this lease agreement.

To fulfill its obligations under the Service Agreements, in November 2022, the Company entered into an Exchange Agreement with Thermo and certain other Exchanging Lenders providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the Exchanging Lenders’ loans under the 2019 Facility Agreement for shares of the Company's Series A Preferred Stock. The terms of the Exchange Agreement were reviewed and approved by the Company's Board of Directors and Audit Committee. Thermo's ownership portion in the Series A Preferred Stock is $136.7 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. The Company paid Thermo dividends of $1.2 million for the period November 15, 2022 through December 31, 2022 and $2.4 million for the first quarter of 2023.

Also in connection with the Service Agreements, Partner and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to Partner before transferring them to any other Person other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the launch of Services in November 2022.

Subject to applicable shareholder approval, amounts payable by the Company in connection with the 2023 Prepayment with Partner would be guaranteed by Thermo. In addition, Thermo has agreed to provide support of certain of the Company’s obligations under the Service Agreements, the Satellite Procurement Agreement, and certain related contracts directly to the Partner.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share during each of the three months ended March 31, 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net loss	$(3,480)	$(20,462)
Effect of Series A Preferred Stock dividends	(2,615)	—
Adjusted net loss attributable to common shareholders	$(6,095)	$(20,462)

Weighted average shares outstanding	1,811,831	1,797,671
Net loss per common share - basic and diluted	$0.00	$(0.01)

For the three months ended March 31, 2023 and 2022, 19.7 million and 7.4 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Included in these shares as of March 31, 2023 is a portion of the 49.1 million Warrants issued to Partner under the Service Agreements in 2022, which was determined after considering the exercise price of each tranch relative to the average market price during the period.

As discussed in Note 5: Long-Term Debt and Other Financing Arrangements, the Company's Board of Directors approved the payment of dividends totaling $2.6 million for the three months ended March 31, 2023 on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), our expectations for future increases in our revenue and profitability, our performance and financial results under the Service Agreements, the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 (the "2022 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2022 Annual Report.

Overview

Mobile Satellite Services Business

Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”) including voice and data communications services as well as wholesale capacity services through its global satellite network. We offer these services over our network of in-orbit satellites and our active ground stations (“gateways”), which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we meet our customers' increasing desire for connectivity.

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

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We have pursued and continue to pursue initiatives that we expect will expand our satellite communications business and more effectively utilize our network assets. These initiatives are focused in part on further investment in the development of IoT-enabled devices, including a two-way reference design module that is expected to significantly expand our Commercial IoT offerings.

Our Commercial IoT use cases continue to expand. In 2022, we introduced the Realm Enablement Suite, an innovative portfolio of satellite asset tracking hardware and software solutions featuring a powerful application enablement platform for processing smart data at the edge. With Realm, partners can accelerate new solutions to market with smart applications that generate an advanced level of telematics data. The Realm Enablement Suite includes Integrity 150, the first solar-powered, deployment-ready satellite asset tracking device with an application enablement platform; ST150M, a satellite modem module that drastically simplifies product development; and the Realm application enablement platform, which will offer tools and an extensive library for quickly accessing and developing smart applications at the edge for vertical-specific solutions.

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

In February 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire 17 satellites that will replenish our existing constellation and ensure long-term continuity of our mobile satellite services. We are acquiring the satellites to provide continuous satellite services to Partner under the Service Agreements, as well as services to our current and future customers. We have committed to purchase these new satellites for a total contract price of $327.0 million and have the option to purchase additional satellites at a lower per unit cost, subject to certain conditions. The technical specifications and design of these new satellites are similar to our current second-generation satellites. Rocket Lab USA, Inc. is the Vendor’s satellite bus subcontractor. The satellite procurement agreement requires the Vendor to deliver 17 new satellites by 2025, all of which are expected to be launched by the end of 2025. In addition, MDA will procure a satellite operations control center for $4.9 million. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement (to be paid on a straight-line basis over the useful life of the satellites) and certain other costs incurred for the new satellites, as adjusted based on certain provisions, beginning with the Phase 2 Service Period.

Customers
For our subscriber driven revenue, the specialized needs of our global customers span many industries. As of March 31, 2023, we had approximately 761,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking and transportation. Our subscriber count does not include our Partner's subscribers. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis. Our top revenue-generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, oil and gas, recreation and personal telecommunications. In recent years, the number of Commercial IoT devices on our network has increased significantly.

In addition to our subscribers, we also provide services to our Partner under the Service Agreements. Our FCC license allows us to provide service over our network to up to 250 million users in the United States.

For the three months ended March 31, 2023 and March 31, 2022, our Partner under the Service Agreements was responsible for 52% and 21%, respectively. of our revenue; no other customer was responsible for more than 10%.
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

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

We are authorized to provide terrestrial broadband services over the 11.5 MHz portion of our licensed MSS spectrum.

We have successfully completed the Third Generation Partnership Project (“3GPP”) standardization process for the 11.5 MHz of our licensed MSS spectrum terrestrially authorized by the FCC. The 3GPP designated the band as Band 53 with the 5G variant of our Band 53 known as n53. This new band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems. Additional follow-on 3GPP specifications and approvals are expected in the future.

We have executed agreements with partners that we believe allow our potential device ecosystem to expand significantly to include the most popular smartphones, laptops, tablets, automated equipment and other IoT modules. Most recently, in September 2022, we announced the Service Agreements, which provide for the enablement of Band 53/n53 use in cellular-enabled devices designated by Partner in connection with the Services, subject to certain terms and conditions; we believe this inclusion significantly enhances the device ecosystem for Band 53/n53. Prior to that, in 2019, we executed a spectrum manager lease agreement with Nokia in order to permit Nokia to utilize Band 53 within its equipment domestically and have such equipment type-certified for sale and deployment. In February 2021, Qualcomm Technologies announced its new Snapdragon X65 modem-RF System, which includes support for Band n53.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received additional terrestrial authorizations in various countries, including Brazil, Canada, South Africa and Spain, among others.

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
•average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our subscriber-driven revenue, including Duplex, Commercial IoT, and SPOT;
•operating income and adjusted EBITDA, both of which are indicators of our financial performance; and
•capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the three months ended March 31, 2023 and 2022

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended March 31, 2023, total revenue increased 79% to $58.6 million from $32.8 million for the same period in 2022. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Subscriber services
Duplex	$5,751	10%	$6,146	19%
SPOT	11,314	19	11,255	34
Commercial IoT	5,178	9	4,670	14
Wholesale capacity services (1)	30,411	51	6,843	21
Engineering and other services	300	1	430	1
Total Service Revenue	$52,954	90%	$29,344	89%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$19	—%	$130	—%
SPOT	1,926	3	1,475	5
Commercial IoT	3,812	7	1,806	6
Other	(67)	—	17	—
Total Equipment Revenue	$5,690	10%	$3,428	11%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2023	2022
Average number of subscribers for the period:
Duplex	36,616	43,565
SPOT	266,067	276,863
Commercial IoT	462,077	423,519
Other	400	13,346
Total	765,160	757,293

ARPU (monthly):
Duplex	$52.35	$47.03
SPOT	14.17	13.55
Commercial IoT	3.74	3.68

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

In response to Russia's invasion of Ukraine, during the first quarter of 2022, we disconnected satellite services to gateways in Russia that were operated by an independent gateway operator. Accordingly, approximately 25,000 subscribers that previously received satellite services through these gateways were removed from our subscriber count; these subscribers were included in "Other" in the table above.

Service Revenue

Duplex service revenue decreased $0.4 million for the three month period ended March 31, 2023 due primarily to a decrease in average subscribers, offset partially by higher ARPU. The decrease in average subscribers is due to churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices, and instead focus our investments on IoT-enabled devices and wholesale capacity services.

SPOT service revenue increased 1% for the three months ended March 31, 2023 due to offsetting variances in ARPU and average subscribers. ARPU increased 5% due to the mix of subscribers on various rate plans compared to the prior period. Average subscribers were impacted by lower equipment sales, and therefore gross subscriber activations, over the last twelve months due to supply chain issues that lowered the number of devices available in the sales channel.

Commercial IoT service revenue increased 11% for the three months ended March 31, 2023 due to positive variances in both average subscribers and ARPU, which increased 9% and 2%, respectively. Gross subscriber activations have increased 74% when comparing the preceding twelve month periods. Our average subscriber base has grown and we have fulfilled the back orders that accumulated in 2022 following production delays for certain of our Commercial IoT products (discussed further below).

Wholesale capacity service revenue increased $23.6 million for the three months ended March 31, 2023 compared to the same period in 2022. Fluctuations in wholesale capacity service revenue are due primarily to the timing and amount of revenue recognized associated with the Service Agreements. The increase in revenue recognized during 2023 is due primarily to consideration received for service fees under the Service Agreement which commenced after service launch in November 2022. Additionally, in connection with the amendment of the Service Agreements in February 2023, Partner agreed to pay us

$6.5 million as consideration related to performance obligations completed in prior periods. The Company recognized this revenue during the first quarter of 2023.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.1 million for the three months ended March 31, 2023 compared to the same period in 2022. These decreases were driven primarily by a lower sales volume of phones and accessories due to a lack of available inventory since these devices are no longer being manufactured.

Revenue from SPOT equipment sales increased $0.5 million for the three months ended March 31, 2023 compared to the same period in 2022. This increase is primarily attributable to sales of our SPOT Trace® device due to an over 80% increase in units sold quarter over quarter.

Revenue from Commercial IoT equipment sales increased $2.0 million for the three months ended March 31, 2023 compared to the same period in 2022. The volume of our SmartOne Solar device sales increased over 180% from the first quarter of 2022 and revenue from this product increased over $1.8 million during the same period. Devices sales have improved significantly in 2023 as we have largely resolved the supply chain disruptions that negatively impacted sales during 2022.

Operating Expenses

Total operating expenses increased to $51.5 million from $46.5 million for the three months ended March 31, 2023 compared to the same period in 2022. Higher cost of services, management, general and administrative ("MG&A") costs, and subscriber equipment sales were partially offset by lower depreciation, amortization, and accretion expense. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $1.0 million for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to higher lease expense associated with new gateway sites, which contributed $0.8 million to the total increase. These leases were executed in connection with the gateway expansion project associated with the Service Agreements; these lease and related costs are being reimbursed to us, and this consideration is being recognized as revenue (as further discussed above in "Wholesale Capacity Service Revenue"). Higher information technology maintenance also contributed to the total increase. Personnel costs were flat year-over-year due to the offsetting impact of merit and headcount increases in 2023, offset by non-recurring personnel costs from the first quarter of 2022 related to annual cash bonuses and separation pay.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $1.7 million for the three months ended March 31, 2023 from the same period in 2022. This increase is generally consistent with the increase in total revenue from subscriber equipment sales.

Marketing, General and Administrative

MG&A expenses increased $4.1 million for the three months ended March 31, 2023 compared to the same period in 2022. This increase was partially driven by a $1.0 million accrual reversal in the first quarter of 2022 to professional services associated with the 2018 shareholder litigation. Based on our assessment and considering the passage of time, we concluded it was appropriate to release the accrual, which resulted in a decrease in MG&A expense in the first quarter of 2022. An increase in net personnel costs of $2.1 million included non-recurring stock based compensation. Also contributing to the MG&A increase were higher legal fees of $0.6 million for various efforts, including defense of our spectrum assets and negotiation of new commercial arrangements, An increase in advertising costs of $0.4 million also contributed to the increase.

Depreciation, Amortization, and Accretion

Depreciation, amortization, and accretion expenses decreased $1.9 million for the three months ended March 31, 2023, compared to the same period in 2022 due to a net reduction in total property and equipment. In connection with Partner's announcement concerning the Services in September 2022, our strategy relative to our second-generation Duplex assets shifted. Due to this shift in strategy, we re-assessed our asset grouping for long-lived assets and determined that the second-generation Duplex assets (including the gateways and related technology capable of providing commercial traffic to support Sat-Fi2®) were no longer part of our overall satellite and ground network. These assets totaled approximately $161.2 million prior to their write down in September 2022. Our first-generation Duplex assets (i.e. handsets and related ground infrastructure) were not impacted. Offsetting this decrease is depreciation expense from the on-ground spare satellite that was launched and placed into service in June 2022.

Other (Expense) Income

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $10.4 million during the first quarter of 2023 following the full pay-off of the 2019 Facility Agreement in March 2023. The extinguishment loss was recognized due to the remaining deferred financing costs and debt discount associated with the instrument at the time of repayment. Similar activity did not occur in 2022.

Interest Income and Expense

Interest income and expense, net, decreased $7.5 million during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was driven by higher capitalized interest (which decreases interest expense) of $4.3 million and lower gross interest costs totaling $3.2 million.

Gross interest costs were lower due to $4.4 million less in interest under the 2019 Facility Agreement due to the partial paydown in November 2022, offset partly by interest of $1.2 million due to MDA under the vendor financing arrangement that was not in place during the first quarter of 2022.

Derivative Loss

We recorded a derivative loss of $0.5 million for the three months ended March 31, 2022. We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting. The loss recorded during the three months ended March 31, 2022 was impacted primarily by an increase in the discount rate used in the valuation of the derivative associated with our 2019 Facility Agreement. Partially offsetting this loss was a gain on the valuation adjustment of the embedded derivative associated with our 2013 8.00% Notes. There were no derivatives outstanding as of March 31, 2023.

See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency Gain

Foreign currency gain decreased $1.3 million for the three months ended March 31, 2023, compared to the same period in 2022. Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period. For both periods presented, the foreign currency gains were due to the weakening of the U.S. dollar relative to other currencies.

Liquidity and Capital Resources

Overview

Our principal near-term liquidity requirements include funding our operating costs and capital expenditures. Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds under the prepayment agreement with our Partner under the Service Agreements.

Beyond the next twelve months, our liquidity requirements also include paying our debt service obligations.

As of March 31, 2023 and December 31, 2022, we held cash and cash equivalents of $20.5 million and $32.1 million, respectively, on our consolidated balance sheet.

The total carrying amount of our debt and vendor financing outstanding was $182.2 million at March 31, 2023, compared to $191.7 million at December 31, 2022. The $9.5 million decrease was driven by the payoff of the remaining balances due under the 2019 Facility Agreement and the vendor financing arrangement of $132.1 million and $59.6 million, respectively, offset partially by the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the “Notes”), which were issued net of a 5% OID of $10 million and $7.8 million in financing costs.

Cash Flows for the three months ended March 31, 2023 and 2022

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$22,805	$7,569
Net cash used in investing activities	(71,575)	(10,451)
Net cash provided by financing activities	37,148	8
Effect of exchange rate changes on cash and cash equivalents	27	89
Net decrease in cash, cash equivalents and restricted cash	$(11,595)	$(2,785)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash receipts from subscribers related to the purchase of equipment and satellite voice and data services as well as cash received from the performance of wholesale capacity services. We use cash in operating activities primarily for network expenditures, personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the three months ended March 31, 2023 was $22.8 million compared to $7.6 million during the same period in 2022. The primary driver for the increase was higher net income after adjusting for noncash items due primarily to wholesale capacity service fees under the Service Agreement which commenced after service launch in November 2022. (see Note 2: Revenue to our condensed consolidated financial statements for further discussion). This activity was offset partially by an unfavorable change in working capital due primarily to a larger decrease in deferred revenue during the first quarter 2023 related to the timing and amount of customer payments in each period.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $71.6 million for the three months ended March 31, 2023 compared to $10.5 million for the same period in 2022. Net cash used in investing activities during both periods included network upgrades associated with the Service Agreements. The increase is primarily due to payments to MDA during the first quarter of 2023 under the vendor financing arrangement totaling $59.6 million (excluding capitalized interest).

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $37.1 million during the three month period ended March 31, 2023. This activity resulted from $190.0 million received in proceeds (net of OID) from the sale of our Notes, which were used to pay the remaining principal amount due under the 2019 Facility Agreement of $148.3 million and financing costs of $0.6 million (with additional amounts paid in April 2023 due to timing). We also paid dividends of $4.0 million to our preferred stockholders during the first quarter of 2023.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

13% Senior Notes

On March 31, 2023, we completed the sale of $200.0 million in aggregate principal amount of our Notes, non-convertible 13% Senior Notes due 2029. The Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. The Company has agreed with its Partner under the Service Agreements to pay cash interest on the Notes at a rate of 6.5% per annum and paid-in-kind ("PIK") interest at a rate of 6.5% per annum.

The Notes may be redeemed at the option of the Company at any time, subject to the conditions of the Indenture. Additionally, in the event of a Change of Control (as such term is defined in the Indenture) or certain other events, holders of the Notes have the right to require the Company to repurchase all or a portion of their Notes at a price (as calculated by the Company) in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and certain tax payments. The Indenture includes customary terms and covenants, including restrictions on the Company’s and the Subsidiary Guarantors’ ability to incur indebtedness, make guarantees, sell equity interests, and customary events of default.

2019 Facility Agreement

In 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement was scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bore interest at a rate of 14.0% per annum.

The Service Agreements required us to refinance all loans outstanding under the 2019 Facility Agreement. A portion was refinanced in November 2022 and the remaining portion was refinanced in March 2023. Using a portion of the proceeds from the sale of the 13% Senior Notes, we repaid all of our outstanding obligations under the 2019 Facility Agreement of approximately $148 million.

We recorded a loss on extinguishment of debt of $10.4 million during the first quarter of 2023 representing the difference between the net carrying amount prior to extinguishment (including unamortized deferred financing costs, debt discounts and derivatives) and the reacquisition price of the debt.

Vendor Financing

In February 2022, we entered into a satellite procurement agreement with MDA (see Note 8: Commitments and Contingencies for further discussion). This agreement (as amended in October 2022 and January 2023) provided for deferrals of milestone payments through March 15, 2023. Interest accrued on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances between December 2022 and March 2023. We have made payments totaling $76.1 million to MDA under this vendor financing arrangement, of which $62.1 million (including $2.5 million of interest) was paid during the first quarter of 2023. As of March 31, 2023, we fully repaid the outstanding vendor financing balance.

Prepayment Agreement

On February 27, 2023, Globalstar and Partner agreed to amend the Service Agreements to provide for, among other things, Partner’s prepayment of $252 million to us (the “Prepayment Agreement”). We plan to use the proceeds of the Prepayment to pay future amounts due under our previously disclosed Satellite Procurement Agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The Prepayment Agreement replaces our requirement to raise third-party financing for such costs as previously required under the Service Agreements and will be funded on a quarterly basis, subject to certain conditions in the agreement. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. Partner made the first payment under the Prepayment Agreement in April 2023 in an amount of $87.7 million. These proceeds were used to pay amounts owed to MDA for milestones completed as of the payment date, with $39.6 million reimbursing us for a payment made on March 31, 2023 and the remaining $48.1 million paid to MDA in April 2023.

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

Subject to applicable shareholder approval, amounts payable by us in connection with the Prepayment would be guaranteed by Thermo under a guaranty agreement among Thermo, Globalstar and Partner. In addition, Thermo has agreed directly with Partner to provide support of certain of our obligations under the Service Agreements, the Satellite Procurement Agreement, and certain related contracts.

Series A Preferred Stock

On November 15, 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). The Company recorded the Series A Preferred Stock at fair value of the shares totaling $105.3 million on its consolidated balance sheet.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. In January and April 2023, our Board of Directors approved the payment of dividends totaling $1.3 million for the period November 15, 2022 through December 31, 2022 and $2.6 million for the first quarter of 2023; these dividends have been paid.

The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting the rights and obligations of the Series A Preferred. Series A Preferred Stock may be redeemed by us, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require us to redeem such stock.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2023, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2023.

(b) Changes in internal control over financial reporting.

As of March 31, 2023, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. During the first quarter of 2022, we implemented a new enterprise resource planning ("ERP") system, which replaced our existing financial systems. The implementation and transition to the new ERP system resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. As a result of this implementation, there were anticipated changes to our internal control over financial reporting, none of which adversely affected the Company's internal control over financial reporting. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to DEF 14A filed April 12, 2021)
3.2*	Fourth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on April 15, 2019)
10.1*	Second Forbearance Agreement among Globalstar, Inc., Macdonald, Dettwiler and Associates Corporation and Rocket Lab USA, Inc. dated January 31, 2023
10.2*	Purchase Agreement, dated March 28, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and the Purchasers party thereto
10.3*	Indenture (including form of Note) dated March 31, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association
10.4*	Collateral Agreement dated April 6, 2023 by and among Globalstar, Inc. the grantors and guarantors party thereto and Partner
10.5†	2023 Key Employee Bonus Plan
10.6†	Prepayment Agreement
10.7†	Amendment No. 4 to the Key Terms Agreement
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 5, 2023	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)