Form 10-Q
period 2023-06-30
Globalstar, Inc.
filed 2023-08-03
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of July 28, 2023, 1.8 billion shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Service revenue	$48,648	$33,048	$101,602	$62,392
Subscriber equipment sales	6,424	3,752	12,114	7,180
Total revenue	55,072	36,800	113,716	69,572
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	12,246	10,695	24,066	21,489
Cost of subscriber equipment sales	5,662	3,113	9,971	5,679
Marketing, general and administrative	12,654	9,693	26,045	19,034
Reduction in the value of long-lived assets	—	525	—	525
Depreciation, amortization and accretion	21,890	24,130	43,823	47,913
Total operating expenses	52,452	48,156	103,905	94,640
Income (loss) from operations	2,620	(11,356)	9,811	(25,068)
Other (expense) income:
Loss on extinguishment of debt	—	—	(10,403)	—
Interest income and expense, net of amounts capitalized	(5,070)	(7,187)	(7,102)	(16,717)
Derivative gain (loss)	299	(1,242)	299	(1,728)
Foreign currency gain (loss)	2,038	(7,123)	3,945	(3,891)
Other	148	272	49	389
Total other expense	(2,585)	(15,280)	(13,212)	(21,947)
Income (loss) before income taxes	35	(26,636)	(3,401)	(47,015)
Income tax expense	26	121	70	204
Net income (loss)	$9	$(26,757)	$(3,471)	$(47,219)

Other comprehensive loss:
Foreign currency translation adjustments	(1,307)	5,315	(2,736)	4,636
Comprehensive loss	$(1,298)	$(21,442)	$(6,207)	$(42,583)

Net loss attributable to common shareholders (Note 10)	(2,635)	(26,757)	(8,730)	(47,219)

Net loss per common share:
Basic	$0.00	$(0.01)	$0.00	$(0.03)
Diluted	0.00	(0.01)	0.00	(0.03)
Weighted-average shares outstanding:
Basic	1,813,393	1,799,886	1,812,617	1,798,784
Diluted	1,813,393	1,799,886	1,812,617	1,798,784
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$65,334	$32,082
Accounts receivable, net of allowance for credit losses of $2,022 and $2,892, respectively	30,188	26,329
Inventory	10,661	9,264
Prepaid expenses and other current assets	14,819	13,569
Total current assets	121,002	81,244
Property and equipment, net	605,502	560,371
Operating lease right of use assets, net	32,557	30,859
Prepaid satellite construction costs and customer receivable	24,188	27,570
Intangible and other assets, net of accumulated amortization of $11,660 and $10,908, respectively	49,190	38,425
Total assets	$832,439	$738,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,800	$—
Accounts payable	3,022	3,843
Vendor financing	—	59,575
Accrued expenses	29,718	22,554
Accrued satellite construction costs	54,228	36,139
Payables to affiliates	284	326
Deferred revenue, net	56,724	74,639
Total current liabilities	173,776	197,076
Long-term debt	306,786	132,115
Operating lease liabilities	27,720	27,635
Deferred revenue, net	4,920	62,877
Other non-current liabilities	3,871	3,995
Total non-current liabilities	343,297	226,622

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 shares authorized and none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,813,971,721 and 1,811,074,696 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	181	181
Additional paid-in capital	2,352,414	2,345,612
Accumulated other comprehensive income	6,506	9,242
Retained deficit	(2,043,735)	(2,040,264)
Total stockholders’ equity	315,366	314,771
Total liabilities and stockholders’ equity	$832,439	$738,469
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2023	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	2,037	—	3,795	—	—	3,795
Contribution of services	—	—	—	—	47	—	—	47
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	—	—	102	—	—	102
Series A Preferred Stock Dividends	—	—	—	—	(3,952)	—	—	(3,952)
Other comprehensive loss	—	—	—	—	—	(1,429)	—	(1,429)
Net loss	—	—	—	—	—	—	(3,480)	(3,480)
Balances – March 31, 2023	149	$—	1,813,112	$181	$2,345,604	$7,813	$(2,043,744)	$309,854
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	363	—	1,874	—	—	1,874
Contribution of services	—	—	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	—	—	497	—	636	—	—	636
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Fair value of Thermo guarantee associated with the 2023 Funding Agreement	—	—	—	—	6,897	—	—	6,897
Other comprehensive loss	—	—	—	—	—	(1,307)	—	(1,307)
Net income	—	—	—	—	—	—	9	9
Balances – June 30, 2023	149	$—	1,813,972	$181	$2,352,414	$6,506	$(2,043,735)	$315,366

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2022	—	$—	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	703	—	2,230	—	—	2,230
Contribution of services	—	—	—	—	47			47
Recognition of stock-based compensation of employee stock purchase plan	—	—	—	—	117	—	—	117
Common stock issued in connection with conversion of 2013 8.00% Notes	—	—	2,253	—	2,548	—	—	2,548
Other comprehensive loss	—	—	—	—	—	(679)	—	(679)
Net loss	—	—	—	—	—	—	(20,462)	(20,462)
Balances – March 31, 2022	—	$—	1,799,485	$180	$2,151,652	$1,211	$(1,803,811)	$349,232
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	546	—	879	—	—	879
Contribution of services	—	—	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	—	—	446	—	617	—	—	617
Other comprehensive income	—	—	—	—	—	5,315	—	5,315
Net loss	—	—	—	—	—	—	(26,757)	(26,757)
Balances – June 30, 2022	—	$—	1,800,477	$180	$2,153,195	$6,526	$(1,830,568)	$329,333
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows provided by operating activities:
Net loss	$(3,471)	$(47,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	43,823	47,913
Stock-based compensation expense	6,292	2,380
Noncash consideration, net, associated with wholesale capacity contract	(1,203)	—
Reduction in value of long-lived assets and inventory	—	541
Noncash interest and accretion expense	9,760	16,522
Unrealized foreign currency (gain) loss	(4,008)	4,139
Write off of debt discount and deferred financing costs upon extinguishment of debt	10,194	—
Other, net	(487)	(424)
Changes in operating assets and liabilities:
Accounts receivable	(2,100)	3,737
Inventory	12	(1,840)
Prepaid expenses and other current assets	(1,151)	(227)
Other assets	42	605
Accounts payable and accrued expenses	(3,445)	(8,106)
Payables to affiliates	(42)	(33)
Other non-current liabilities	21	(370)
Deferred revenue	(11,244)	3,153
Net cash provided by operating activities	42,993	20,771
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(108,664)	—
Other network upgrades to support the Service Agreements	(6,898)	(18,511)
Payments of capitalized interest	(5,263)	—
Network upgrades to support product development	(3,422)	(3,198)
Purchase of intangible assets	(389)	(683)
Net cash used in investing activities	(124,636)	(22,392)
Cash flows provided by financing activities:
Principal and Interest payments of the 2019 Facility Agreement	(148,281)	—
Proceeds from 2023 13% Notes	190,000	—
Proceeds from 2023 Funding Agreement	87,730	—
Dividends paid on Series A Preferred Stock	(6,595)	—
Payments for debt issuance costs	(8,530)	—
Proceeds from issuance of common stock and exercise of options	498	449
Net cash provided by financing activities	114,822	449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	9
Net increase (decrease) in cash, cash equivalents and restricted cash	33,252	(1,163)
Cash, cash equivalents and restricted cash, beginning of period	32,082	14,304
Cash, cash equivalents and restricted cash, end of period	$65,334	$13,141

	As of:
	June 30, 2023	December 31, 2022
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$65,334	$32,082
Total cash and cash equivalents cash shown in the statement of cash flows	$65,334	$32,082

	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,554	$—

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$1,609	$5,059
Capitalized accretion of debt discount and amortization of prepaid financing costs	1,772	754
Satellite construction assets acquired through vendor financing arrangement	—	73,575
Re-characterization of 2021 Funding Agreement to debt	87,950	—

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2022-04: Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 added certain disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard when it became effective on January 1, 2023 and revised its disclosures pursuant to ASU 2022-04.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service revenue:
Subscriber services
Duplex	$6,359	$6,936	$12,110	$13,082
SPOT	11,039	11,536	22,353	22,791
Commercial IoT	5,356	5,038	10,534	9,708
Wholesale capacity services	25,478	8,825	55,889	15,668
Engineering and other services	416	713	716	1,143
Total service revenue	48,648	33,048	101,602	62,392

Subscriber equipment sales:
Duplex	$17	$143	$36	$273
SPOT	2,513	1,674	4,439	3,149
Commercial IoT	3,901	1,908	7,713	3,714
Other	(7)	27	(74)	44
Total subscriber equipment sales	6,424	3,752	12,114	7,180

Total revenue	$55,072	$36,800	$113,716	$69,572

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

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Service revenue:
United States	$40,643	$24,875	$85,704	$47,163
Canada	3,640	4,128	7,469	7,817
Europe	1,706	1,671	3,219	3,154
Central and South America	2,477	2,248	4,844	3,984
Others	182	126	366	274
Total service revenue	$48,648	$33,048	$101,602	$62,392

Subscriber equipment sales:
United States	$2,562	$2,227	$4,545	$3,783
Canada	2,129	879	4,435	1,677
Europe	907	309	1,727	945
Central and South America	825	328	1,402	757
Others	1	9	5	18
Total subscriber equipment sales	$6,424	$3,752	$12,114	$7,180

Total revenue	$55,072	$36,800	$113,716	$69,572

Accounts Receivable

The Company records trade accounts receivable from its customers, including MSS subscribers and its Partner under the Service Agreements, when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. In addition to receivables arising from the sale of goods or services, the Company also has certain arrangements whereby it acts as an agent to procure goods and perform services on behalf of Partner under the Service Agreements.

Receivables are included in "Accounts receivable, net of allowance for credit losses," on the Company's consolidated balance sheets except for the long-term portion of the wholesale capacity accounts receivable, which is included in "Prepaid satellite construction costs and customer receivable." The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands).

	As of:
	June 30, 2023	December 31, 2022
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$20,816	$14,850
Wholesale capacity accounts receivable	7,481	7,234
Agency agreement accounts receivable	1,891	4,245
Total accounts receivable, net of allowance for credit losses	$30,188	$26,329
Long-term wholesale capacity accounts receivable	16,100	16,100
Total accounts receivable (short-term and long-term), net of allowance for credit losses	$46,288	$42,429

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's existing satellite constellation. Under the Service Agreements, subject to certain terms and conditions, Partner has agreed to make service payments equal to 95% of the approved capital expenditures under the satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") and certain other costs incurred for the new satellites; these payments are expected to be paid on a straight-line basis commencing with the launch of these satellites through their estimated useful life ("Phase 2 Service Period"). Based on construction in progress incurred by the Company, amounts expected to be billed to Partner associated with this phase of the Service Agreements were $162.5 million as of June 30, 2023.

In prior filings, the Company recorded a long-term unbilled receivable and related long-term deferred revenue reflecting its Partner’s obligation to fund 95% of the construction costs associated with the satellites that are being constructed to provide service during the Phase 2 Service Period. During the second quarter 2023, the Company revised this presentation and applied this change to its December 31, 2022 balance sheet. This change in accounting presentation has no impact on Partner’s obligation to provide funding for the satellite construction costs nor the expected revenue the Company will recognize during the Phase 2 Service Period.

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

	As of:
	June 30, 2023	December 31, 2022
Short-term contract liabilities
Subscriber contract liabilities	$24,074	$21,987
Wholesale capacity contract liabilities	32,650	52,652
Total short-term contract liabilities	$56,724	$74,639
Long-term contract liabilities
Subscriber contract liabilities	$1,770	$1,704
Wholesale capacity contract liabilities, net of contract asset	3,150	61,173
Total long-term contract liabilities	$4,920	$62,877
Total contract liabilities	$61,644	$137,516

For subscriber contract liabilities, the amount of revenue recognized during the six months ended June 30, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $14.0 million and $18.3 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the six months ended June 30, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $33.5 million and less than $0.1 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of June 30, 2023, the Company expects to recognize $24.1 million of its remaining performance obligations to its subscribers during the next twelve months. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods. As of June 30, 2023, the Company expects to recognize $32.7 million of its remaining performance obligations to its Partner during the next twelve months.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	June 30, 2023	December 31, 2022
Wholesale capacity contract liabilities, net:
Advanced payments for services expected to be performed with the second-generation satellite constellation during Phase 1 (1) (3)	$6,426	$99,671
Additional consideration associated with the 2021 Funding Agreement (4)	10,519	—
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022 during Phases 1 and 2	24,552	25,438
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	16,602	22,540
Additional consideration associated with the 2023 Funding Agreement (5)	4,509	—
Advanced payments for the Phase 1 service fee and service-related operating expenses and capital expenditures	19,871	18,872
Contract asset (2)	(46,679)	(52,696)
Wholesale capacity contract liabilities, net	$35,800	$113,825

(1)In accordance with applicable accounting guidance, the Company records imputed interest associated with the significant financing component, totaling $4.8 million and $5.3 million as of June 30, 2023 and December 31, 2022, respectively, which is included in deferred revenue and represents the remaining amount to be recognized over the Company's performance obligations.
(2)In November 2022, the Company issued warrants to Partner (the "Warrants"). The initial fair value of the Warrants at the time of issuance was $48.3 million and recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the Warrants is recorded as a reduction to revenue over the period in which the Company performs its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided.
(3)During 2021, the Company received payments from Partner totaling $94.2 million (the "2021 Funding Agreement"). In February 2023, the Service Agreements were amended. This amendment, which was effective in April 2023, changed certain terms in the 2021 Funding Agreement, including granting Partner a first lien security interest in substantially all of the assets of the Company and its domestic subsidiaries. This amendment resulted in $88.0 million previously recorded as deferred revenue to be re-characterized as debt during the second quarter of 2023. See further discussion in Note 5: Long-Term Debt and Other Financing Arrangements.
(4)In connection with the Company recording the fair value of the financial obligations in the amended 2021 Funding Agreement, it recorded a debt discount of $11.6 million, representing the difference between the present value of the future principal payments discounted using the prevailing market rate at the date of issuance of the debt and the effective rate. The offset was recorded to deferred revenue and is being recognized into revenue over the Phase 1 Service Period.
(5)In connection with the Company recording the fair value of the financial obligations in the 2023 Funding Agreement (as defined in Note 5: Long-Term Debt and Other Financing Arrangements), it recorded a debt discount of $4.5 million, representing the difference between the present value of the future principal payments discounted using the prevailing market rate at the date of issuance of the debt and the effective rate. The offset was recorded to deferred revenue and will be recognized into revenue over the Phase 2 Service Period.

3. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:
	June 30, 2023	December 31, 2022
Operating leases:
Right-of-use asset, net	$32,557	$30,859

Short-term lease liability (recorded in accrued expenses)	2,727	2,747
Long-term lease liability	27,720	27,635
Total operating lease liabilities	$30,447	$30,382

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$824	$104

Short-term lease liability (recorded in accrued expenses)	746	16
Long-term lease liability (recorded in non-current liabilities)	63	71
Total finance lease liabilities	$809	$87

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost:
Amortization of right-of-use assets	$693	$604	$1,375	$1,324
Interest on lease liabilities	633	632	1,247	1,277
Capitalized lease cost	—	(244)	—	(487)
Finance lease cost:
Amortization of right-of-use assets	5	1	10	3
Short-term lease cost	266	144	511	208
Total lease cost	$1,597	$1,137	$3,143	$2,325

In accordance with the Service Agreements, prior to the launch of Phase 1 services in November 2022, the Company capitalized certain costs to fulfill this contract, including lease expense, as shown in the table above. These capitalized lease costs are amortized over the expected term of the related performance obligation.

Interest on finance lease liabilities was less than $0.1 million for the three and six months ended June 30, 2023 and 2022; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:
	June 30, 2023	December 31, 2022

Weighted-average lease term
Finance leases	0.6 years	4.6 years
Operating Leases	10.2 years	10.1 years

Weighted-average discount rate
Finance leases	8.7%	10.2%
Operating leases	8.6%	8.5%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,988	$2,536

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the six months ended June 30, 2023 and 2022; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of June 30, 2023 (amounts in thousands):

	Operating Leases	Finance Leases

2023 (remaining)	$2,662	$748
2024	5,187	23
2025	5,215	23
2026	5,262	23
2027	5,141	15
Thereafter	22,082	—
Total lease payments	$45,549	$832
Imputed interest	(15,102)	(23)
Discounted lease liability	$30,447	$809

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	June 30, 2023	December 31, 2022
Globalstar System:
Space component	$1,246,343	$1,246,343
Ground component	99,585	102,567
Construction in progress:
Space component	190,611	110,068
Ground component	11,211	5,316
Other	8,444	9,167
Total Globalstar System	1,556,194	1,473,461
Internally developed and purchased software	23,225	22,509
Equipment	9,312	8,042
Land and buildings	1,816	1,681
Leasehold improvements	2,085	2,083
Total property and equipment	1,592,632	1,507,776
Accumulated depreciation	(987,130)	(947,405)
Total property and equipment, net	$605,502	$560,371

In 2022, the Company entered into an agreement with MDA for the purchase of new satellites that will replenish the Company's existing satellite constellation. This agreement has an initial contract price of $327 million, of which $166.0 million had been incurred as of June 30, 2023 and $98.5 million as of December 31, 2022. The "space component" of construction in progress in the table above includes costs incurred under the MDA contract as well as associated personnel costs and capitalized interest. Accrued satellite construction costs on the Company's condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 included $54.2 million and $36.1 million, respectively, of work completed, but not yet invoiced, under the satellite procurement agreement. As of June 30, 2023 and December 31, 2022, the Company also recorded $8.1 million and $11.5 million, respectively, as prepaid satellite construction costs for the first milestone payment made upon signing of the contract; these costs are recorded in Prepaid satellite construction costs and customer receivable on the Company's condensed consolidated balance sheets.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	As of:
	June 30, 2023			December 31, 2022
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2023 Funding Agreement	$87,729	$11,891	$75,838	$—	$—	$—
2021 Funding Agreement	87,950	10,015	77,935	—	—	—
2023 13% Notes	200,000	17,187	182,813	—	—	—
2019 Facility Agreement	—	—	—	143,213	11,098	132,115
Vendor financing	—	—	—	59,575	—	59,575
Total debt and vendor financing	$375,679	$39,093	$336,586	$202,788	$11,098	$191,690
Less: current portion	29,800	—	29,800	59,575	—	59,575
Long-term debt and vendor financing	$345,879	$39,093	$306,786	$143,213	$11,098	$132,115

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. All amounts outstanding associated with the Company's vendor financing arrangement were due in March 2023 and, therefore, were reflected as a current liability on the Company's consolidated balance sheet as of December 31, 2022. As of June 30, 2023, the current portion of long-term debt is associated with the 2021 Funding Agreement and represents the amounts to be paid to Partner under the Service Agreements during the next twelve months.

2023 Funding Agreement

In February 2023, the Company and its Partner agreed to amend its Service Agreements to provide for, among other things, the Partner’s payment of up to $252 million to the Company (the “2023 Funding Agreement”) to fund 50% of the amounts due under its agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The 2023 Funding Agreement replaces the Company’s requirement to raise third-party financing for such costs as previously required under the Service Agreements and will be funded on a quarterly basis, subject to certain conditions in the agreement. The remaining amount of the satellite costs is expected to be funded from Globalstar’s operating cash flows. Partner made the first payment under the 2023 Funding Agreement to the Company in April 2023 in the amount of $87.7 million. These proceeds were used to pay amounts owed to MDA for milestones completed as of the payment date.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be recouped from amounts payable by the Partner for services provided by the Company under the Service Agreements. The total balance is expected to be recouped in installments for a period of 16 quarters beginning no later than the third quarter of 2025. The balance may also be repaid over time through excess cash flow sweeps or voluntary prepayments, as provided under the terms of the 2023 Funding Agreement. For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments.

Thermo has agreed to provide support of certain of the Company’s obligations under the 2023 Funding Agreement. Currently, this support agreement is directly between Thermo and Partner, and the parties have agreed to replace it with agreement between Thermo, the Company and the Partner. Entry into this guarantee agreement received shareholder approval in June 2023, and it is expected to be effective during the third quarter of 2023. See further discussion regarding Thermo's guarantee in Note 9: Related Party Transactions.

The Company recorded the fair value of the 2023 Funding Agreement using a discounted cash flow model. The Company recorded debt discounts for the difference between the fair value of the debt and the proceeds received. This difference is attributed to the fair value of the Thermo guarantee (recorded as additional paid in capital) and the fair value of the economic benefit received due to the existing customer relationship (recorded as deferred revenue); both of these debt discounts are netted against the face value of the 2023 Funding Agreement. The Company is accreting the debt discounts to interest expense through the maturity date using an effective interest rate method.

Additionally, the prepayment features included in the 2023 Funding Agreement required bifurcation from the debt and were valued separately. The Company recorded the embedded derivative liability as a non-current liability on its condensed consolidated balance sheet with a corresponding debt discount, which is netted against the face value of the 2023 Funding Agreement. The Company is accreting the debt discount associated with the embedded derivative liability to interest expense through the maturity date using an effective interest rate method. Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2023 Funding Agreement.

As the Company makes additional draws under the 2023 Funding Agreement, the amount of each draw will be recorded at fair value and the Company will assess the fair value of embedded features within the debt.

The table below outlines the components of the first draw under the 2023 Funding Agreement at funding (amounts in thousands):

Principal	$87,729
Debt Discount - Thermo Guarantee	(6,897)
Debt Discount - Customer Relationship	(4,509)
Debt Discount - Embedded Derivative	(341)
Fair Value at Issuance	$75,982

2021 Funding Agreement

During 2021, the Company received payments from Partner under the 2021 Funding Agreement totaling $94.2 million. In connection with the February 2023 amendment of the Service Agreements (discussed above), certain terms of the 2021 Funding Agreement with Partner were amended to align with the terms of the 2023 Funding Agreement, including granting Partner a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries to secure the Company's repayment of amounts funded by Partner. This amendment resulted in the Company re-characterizing the previously recorded deferred revenue to debt.

The Company recorded the funding under the 2021 Funding Agreement at fair value, net of a debt discount. The Company is accreting the debt discount to interest expense through the maturity date using an effective interest rate method.

The table below outlines the components of the 2021 Funding Agreement (amounts in thousands):

Principal	$94,200
Less: Amount Repaid	(6,250)
Debt Discount - Customer Relationship	(11,626)
Fair Value at Issuance	$76,324

2023 13% Notes

In March 2023, the Company completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the “2023 13% Notes”). The 2023 13% Notes were sold pursuant to a Purchase Agreement (the “Purchase Agreement”) dated March 28, 2023 among the Company, as issuer, the subsidiary guarantors party thereto (each, a “Subsidiary Guarantor” and collectively, the “Subsidiary Guarantors”), an affiliate of Värde Partners and the other purchasers party thereto (collectively, the “Purchasers”). The 2023 13% Notes were issued pursuant to an indenture, dated as of March 31, 2023 (the “Indenture”), among the Company, the Subsidiary Guarantors, as guarantors, and Wilmington Trust, National Association, as trustee.

The 2023 13% Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount of the 2023 13% Notes. The Company used a portion of the net proceeds to pay financing costs of $7.8 million, which were recorded on the Company's condensed consolidated balance sheet as a reduction in the carrying amount of the debt. The 2023 13% Notes bear interest initially at a rate of 13.00% per annum payable semi-annually in arrears. The Company is required to pay interest (i) at a rate per annum of 4.00% which must be paid in cash and (ii) at a rate per annum of 9.00% which may be paid either (a) in-kind (“PIK”) by increasing the principal amount of the 2023 13% Notes outstanding or (b) in cash, in such proportion as the Company may choose, with a step up in the PIK component of the interest if any 2023 13% Notes remain outstanding after March 15, 2028. The Company has agreed with its Partner under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum.

The 2023 13% Notes may be redeemed at the option of the Company at any time, subject to the conditions of the Indenture. Among other things, prior to March 15, 2025 (the “First Call Date”), the Company will be permitted to redeem the 2023 13% Notes in whole or in part at the redemption price equal to 100% of the principal amount of the 2023 13% Notes redeemed plus a premium based on the net present value of the remaining interest payments through the First Call Date. Beginning on the First Call Date, the 2023 13% Notes may be redeemed at a redemption price equal to 103% of the principal amount, declining to 100% of the principal amount after March 15, 2027, in each case, together with accrued and unpaid interest.

Additionally, in the event of a Change of Control (as such term is defined in the Indenture) or certain other events, holders of the 2023 13% Notes have the right to require the Company to repurchase all or a portion of their 2023 13% Notes at a price (as calculated by the Company) in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and certain tax payments. The Indenture includes customary terms and covenants, including restrictions on the Company’s and the Subsidiary Guarantors’ ability to incur indebtedness, make guarantees, sell equity interests, and customary events of default after which the holders may accelerate the maturity of the 2023 13% Notes and become due and payable immediately.

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

The Service Agreements required the Company to refinance all loans outstanding under the 2019 Facility Agreement. A portion was refinanced in November 2022 and the remaining portion was refinanced in March 2023. Using a portion of the proceeds from the sale of the 2023 13% Notes, the Company repaid all of its outstanding obligations under the 2019 Facility Agreement of approximately $148 million.

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

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement with MDA (see Note 8: Commitments and Contingencies for further discussion). This agreement (as amended in October 2022 and January 2023) provided for deferrals of milestone payments through March 15, 2023. Interest accrued on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances between December 2022 and March 2023. The Company has made payments totaling $76.1 million to MDA under this vendor financing arrangement, of which $62.1 million (including $2.5 million of interest) was paid during the first quarter of 2023 to fully repay the outstanding vendor financing balance.

Reflected in the table below is a rollforward of the Company's obligations under its vendor financing arrangement with MDA (amounts in thousands):

	As of:
	June 30, 2023	December 31, 2022
Confirmed obligations outstanding, January 1, 2023 and 2022, respectively	$59,575	$—
Invoices confirmed during the periods	—	73,575
Confirmed invoices paid during the periods	(59,575)	(14,000)
Confirmed obligations outstanding, June 30, 2023 and December 31, 2022, respectively	$—	$59,575

Series A Preferred Stock

In November 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) in exchange for $149.4 million outstanding principal amount of its 2019 Facility Agreement held by affiliates of Thermo and certain other lenders. The Company recorded the Series A Preferred Stock at fair value of the shares totaling $105.3 million on its consolidated balance sheet.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. The table below reflects the dividends approved by the Company's Board of Directors (amounts in thousands):

Payment Period	Payment Date	Payment Amount
November 15, 2022 - December 31, 2022	January 2023	$1,337
January 1, 2023 - March 31, 2023	April 2023	2,615
April 1, 2023 - June 30, 2023	June 2023	2,644

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

6. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. The following table discloses the fair values of the derivative instruments on the Company’s consolidated balance sheet (in thousands):

	As of:
	June 30, 2023	December 31, 2022
Derivative liabilities:
Embedded derivative within 2023 Funding Agreement	$(42)	$—
Compound embedded derivative within the 2019 Facility Agreement	—	(122)

Derivative liabilities are recorded in "Other non-current liabilities" on the Company's consolidated balance sheet.

 The following table discloses the changes in value recorded as derivative gain (loss) in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Embedded derivative within 2023 Funding Agreement	$299	$—	$299	$—
Compound embedded derivative within the 2013 8.00% Notes	—	—	—	216
Compound embedded derivative within the 2019 Facility Agreement	—	(1,242)	—	(1,944)
Total derivative gain (loss)	$299	$(1,242)	$299	$(1,728)

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

Compound Embedded Derivative within 2013 8.00% Notes

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

Compound embedded derivative within the 2019 Facility Agreement

The 2019 Facility Agreement contained certain contingently exercisable put features that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of this derivative using a probability weighted discounted cash flow model. In November 2022, the Company exchanged a portion of the 2019 Facility Agreement into Series A Preferred Stock. In March 2023, the Company refinanced the remaining principal outstanding under the 2019 Facility Agreement with proceeds from the issuance of its 2023 13% Notes. As a result of this activity, the Company wrote off the embedded derivative associated with the 2019 Facility Agreement, which is included in "Loss on extinguishment of debt" on the condensed consolidated statement of operations; therefore, no balance remained as of March 31, 2023. See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion.

2023 Funding Agreement

The 2023 Funding Agreement contains certain prepayment features that are required to be bifurcated and recorded as an embedded derivative liability on the Company's condensed consolidated balance sheet with a corresponding debt discount that is netted against the principal amount of the draws under the 2023 Funding Agreement. The Company determined the fair value of the embedded derivative liability using a discounted cash flow model.

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

Recurring Fair Value Measurements

The following tables provide a summary of the liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Embedded derivative within 2023 Funding Agreement	$—	$—	$(42)	$(42)
Total liabilities measured at fair value	$—	$—	$(42)	$(42)

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Compound embedded derivative within the 2019 Facility Agreement	—	—	(122)	(122)
Total liabilities measured at fair value	$—	$—	$(122)	$(122)

The Company marks-to-market its derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. In March 2023, the Company refinanced the remaining principal balance outstanding under the 2019 Facility Agreement and wrote off the associated embedded derivative balance; therefore, no balance remained as of March 31, 2023.

Compound Embedded Derivative within the 2019 Facility Agreement

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

Embedded Derivative within the 2023 Funding Agreement

The embedded derivative associated with the 2023 Funding Agreement is valued using a discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 8.21% at June 30, 2023 and 8.52% at issuance. As the discount yield used in the valuation decreases, the fair value of the embedded derivative decreases. The significant unobservable input used in the fair value measurement includes estimated timing and amounts of cash flows associated with the prepayment features within the debt agreement. As projected cash flows decrease, the fair value of the embedded derivative decreases.

See Note 6: Derivatives for further discussion.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period, January 1, 2023 and 2022, respectively	$(122)	$(880)
Issuance of embedded derivative within the 2023 Funding Agreement	(341)	—
Derivative adjustment related to conversions	—	1,563
Derivative adjustment related to extinguishment of debt	122	—
Unrealized gain (loss), included in derivative gain (loss)	299	(805)
Balance at end of period, June 30, 2023 and December 31, 2022, respectively	$(42)	$(122)
Nonrecurring Fair Value Measurements
2023 Funding Agreement

As previously discussed, the Company entered into the 2023 Funding Agreement with its Partner in February 2023. Significant quantitative Level 3 inputs were utilized in the valuation model as of the first draw date on April 18, 2023. The Company's first draw under the 2023 Funding Agreement occurred in April 2023 with a total fair value of $76.0 million calculated as the projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 8.52%.

Amounts payable to Partner under the 2023 Funding Agreement, are expected to be guaranteed by Thermo under a guarantee agreement among Thermo, the Company and the Partner. The Company recorded a total fair value of $6.9 million for this embedded feature, which was calculated as the difference in projected cash flows with and without the guarantee agreement discounted using calculated rates of 6.22% and 8.52%, respectively.

2021 Funding Agreement

In connection with the re-characterization of the 2021 Funding Agreement from deferred revenue to debt, the Company recorded the fair value of the debt calculated as the projected cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 8.52%. The total fair value of the 2021 Funding Agreement was $76.3 million and was recorded on the Company's condensed consolidated balances sheet during the second quarter of 2023 when the amendment was effective.

Fair Value of Debt and Other Financing Arrangements
The Company believes it is not practicable to determine the fair value of its debt agreements on a recurring basis without incurring significant additional costs. Unlike typical long-term debt, certain terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The Company's vendor financing arrangement was recorded at net carrying value, which approximated fair value.
See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt instruments.

8. COMMITMENTS AND CONTINGENCIES

Service Agreements

The Service Agreements set forth the primary terms for the Company to provide services to Partner and incur costs related primarily to new gateways and upgrades at existing gateways as well as satellite construction and launch services. The Service Agreements have an indefinite term but provide that either party may terminate subject to certain notice requirements and, in some cases, other conditions. The Service Agreements also provide for various commitments with which the Company must comply, including to:

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

•Maintain minimum liquidity of $30 million;

•Use best efforts to obtain a standby letter of credit by December 31, 2023 (or such future date as determined by Partner) in the aggregate outstanding amounts of the 2021 and 2023 Funding Agreements;

•Allow Partner to recoup advance payments made to Globalstar from future service fees or, to the extent recoupment is not possible, to repay such amounts in cash; and,

•Provide the Resource Protections as defined in the Service Agreements.

The Service Agreements also required the Company refinance all loans outstanding under the 2019 Facility Agreement. The required refinancings have been completed.

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

Payables to Thermo related to normal purchase transactions were $0.3 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively.

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

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments started at $1.4 million per year and increase at a rate of 2.5% per year. 2023 lease payments will be $1.6 million. The lease term is ten years and will expire in January 2029. During each of the six months ended June 30, 2023 and 2022, the Company incurred lease expense of $0.8 million under this lease agreement.

To fulfill its obligations under the Service Agreements, in November 2022, the Company entered into an Exchange Agreement with Thermo and certain other exchanging lenders providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the exchanging lenders’ loans under the 2019 Facility Agreement for shares of the Company's Series A Preferred Stock. The terms of the Exchange Agreement were reviewed and approved by the Company's Board of Directors and Audit Committee. Thermo's ownership portion in the Series A Preferred Stock is $136.7 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2023, the Company paid Thermo dividends of $1.2 million for the period November 15, 2022 through December 31, 2022 and $2.4 million for each of the first and second quarters of 2023.

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

Amounts payable by the Company in connection with the 2023 Funding Agreement are expected to be guaranteed by Thermo under a guarantee agreement among Thermo, the Company and the Partner. Thermo has agreed to provide support of certain of the Company’s obligations under the 2023 Funding Agreement. Currently this support agreement is directly between Thermo and Partner, and the parties have agreed to replace it with an agreement between Thermo, the Company and the Partner. Entry into this guarantee agreement received shareholder approval in June 2023, and it is expected to be effective during the third quarter of 2023. As consideration for Thermo's guarantee, the Company will issue to Thermo warrants to purchase 10.0 million shares of the Company’s common stock at an exercise price of equal to $2.00 (as calculated pursuant to the agreement). 5.0 million of these warrants vest immediately upon effectiveness of Thermo's guarantee, which is expected to occur during the third quarter of 2023, and the remaining 5.0 million warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. These warrants expire five years after the date of issuance.

See Note 5: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

10. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share during each of the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss)	$9	$(26,757)	$(3,471)	$(47,219)
Effect of Series A Preferred Stock dividends	(2,644)	—	(5,259)	—
Adjusted net loss attributable to common shareholders	$(2,635)	$(26,757)	(8,730)	(47,219)

Denominator:
Weighted average shares outstanding - basic and diluted	1,813,393	1,799,886	1,812,617	1,798,784

Net loss per common share - basic and diluted	$0.00	$(0.01)	$0.00	$(0.03)

For the three months ended June 30, 2023 and 2022, 18.2 million and 7.8 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. For the six months ended June 30, 2023 and 2022, 19.0 million and 7.6 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Included in these shares as of June 30, 2023 is a portion of the 49.1 million Warrants issued to Partner under the Service Agreements in 2022, which was determined after considering the exercise price of each tranche relative to the average market price during the period. Excluded from the amounts above are warrants expected to be issued to Thermo for its guarantee of the 2023 Funding Agreement totaling 10.0 million; the guarantee is expected to become effective during the third quarter of 2023.

As discussed in Note 5: Long-Term Debt and Other Financing Arrangements, the Company's Board of Directors approved the payment of dividends totaling $2.6 million and $5.3 million for the three and six months ended June 30, 2023, respectively, on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

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

•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products, such as our battery- and solar-powered SmartOne, STX-3, ST100, ST150 and Integrity 150 ("Commercial IoT");
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

Customers
For our subscriber driven revenue, the specialized needs of our global customers span many industries. As of June 30, 2023, we had approximately 766,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking and transportation. Our subscriber count does not include our Partner's subscribers. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis. Our top revenue-generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, oil and gas, recreation and personal telecommunications. In recent years, the number of Commercial IoT devices on our network has increased significantly.

In addition to our subscribers, we also provide services to our Partner under the Service Agreements. Our FCC license allows us to provide service over our network to up to 250 million users in the United States.

For the six months ended June 30, 2023 and 2022, our Partner under the Service Agreements was responsible for 49% and 22%, respectively, of our revenue; no other customer was responsible for more than 10%.
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

Comparison of the Results of Operations for the three and six months ended June 30, 2023 and 2022

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended June 30, 2023, total revenue increased 50% to $55.1 million from $36.8 million for the same period in 2022. For the six months ended June 30, 2023, total revenue increased 63% to $113.7 million from $69.6 million for the same period in 2022. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Subscriber services
Duplex	$6,359	11%	$6,936	19%	$12,110	10%	$13,082	19%
SPOT	11,039	20	11,536	31	22,353	20	22,791	33
Commercial IoT	5,356	10	5,038	14	10,534	9	9,708	14
Wholesale capacity services	25,478	46	8,825	24	55,889	49	15,668	22
Engineering and other services	416	1	713	2	716	1	1,143	2
Total Service Revenue	$48,648	88%	$33,048	90%	$101,602	89%	$62,392	90%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
Duplex	$17	—%	$143	—%	$36	—%	$273	—%
SPOT	2,513	5	1,674	5	4,439	4	3,149	5
Commercial IoT	3,901	7	1,908	5	7,713	7	3,714	5
Other	(7)	—	27	—	(74)	—	44	—
Total Equipment Revenue	$6,424	12%	$3,752	10%	$12,114	11%	$7,180	10%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average number of subscribers for the period:
Duplex	34,974	42,723	36,047	43,295
SPOT	261,734	277,815	264,162	276,633
Commercial IoT	466,609	433,578	467,059	431,652
Other	385	437	395	13,340
Total	763,702	754,553	767,663	764,920

ARPU (monthly):
Duplex	$60.61	$54.12	$55.99	$50.36
SPOT	14.06	13.84	14.10	13.73
Commercial IoT	3.83	3.87	3.76	3.75

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

Service Revenue

Duplex service revenue decreased $0.6 million, or 8%, and $1.0 million, or 7%, respectively, for the three and six month periods ended June 30, 2023, compared to the same periods in 2022. For both periods, the decrease in revenue was due primarily to a decrease in average subscribers, offset partially by higher ARPU. The decrease in average subscribers is due to churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices, and instead focus our investments on IoT-enabled devices and wholesale capacity services.

SPOT service revenue decreased 4% and 2%, respectively, for the three and six months ended June 30, 2023, compared to the same periods in 2022. For both the three and six month periods, the decrease in SPOT service revenue was due primarily to fewer average subscribers. Average subscribers were impacted by lower equipment sales, and therefore gross subscriber activations, during 2022 due to supply chain issues that lowered the number of devices available in the sales channel.

Commercial IoT service revenue increased 6% and 9%, respectively, for the three and six months ended June 30, 2023, compared to the same periods in 2022. The increases for both periods were due primarily to an increase in average subscribers driven by a 21% increase in gross subscriber activations when compared to the preceding twelve month periods.

Wholesale capacity service revenue increased $16.7 million and $40.2 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase in revenue recognized during the three and six months ended June 30, 2023 is due primarily to consideration received for service fees under the Service Agreement which commenced after service launch in November 2022. Revenue for both periods also increased due to the amount of revenue recognized for our performance associated with the construction of additional satellites for Partner. Additionally, in connection with the amendment of the Service Agreements in February 2023, Partner agreed to pay us $6.5 million as consideration related to performance obligations completed in prior periods. The Company recognized this revenue during the first quarter of 2023.

Subscriber Equipment Sales

Revenue from Duplex equipment sales decreased $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. These decreases were due to a lower sales volume of phones and accessories we discontinued from our product offerings.

Revenue from SPOT equipment sales increased $0.8 million, or 50%, and $1.3 million, or 41%, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. During 2022, due to component part shortages, we experienced production delays resulting in a back order position for most of the year. Starting in the second quarter of 2023, all SPOT products returned to ordinary production levels; therefore, we expect equipment sales to continue to increase year-over-year as we move through 2023.

Revenue from Commercial IoT equipment sales increased $2.0 million and $4.0 million, respectively, for the three and six months ended June 30, 2023 compared to the same periods in 2022. During 2022, due to component part shortages, we experienced production delays resulting in a back order position for most of the year. These issues have been resolved and all products are being manufactured in the ordinary course of business; therefore, we expect equipment sales to continue to increase year-over-year as we move through 2023.

Operating Expenses

Total operating expenses increased to $52.5 million from $48.2 million and to $103.9 million from $94.6 million for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. Higher cost of services, management, general and administrative ("MG&A") costs, and subscriber equipment sales were offset partially by lower depreciation, amortization and accretion expense. The main contributors to the variance in operating expenses are explained in further detail below.

Cost of Services

Cost of services increased $1.6 million and $2.6 million for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. For these periods, higher lease expense associated with new gateway sites contributed $0.6 million and $1.5 million, respectively, to the total increases. These leases were executed in connection with the gateway expansion project associated with the Service Agreements; these lease and related costs are being reimbursed to us, and this consideration is being recognized as revenue (as further discussed above in "Wholesale Capacity Service Revenue"). Higher information technology maintenance totaling $0.4 million and $0.6 million, respectively, also contributed to the total increases for both periods. Personnel costs were also up for both periods due to the impact of merit and headcount increases in 2023 offset partially by non-recurring personnel costs from the first quarter of 2022 related to annual cash bonuses and separation pay.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased $2.5 million and $4.3 million for the three and six months ended June 30, 2023 from the same periods in 2022, respectively. This increase is consistent with the increase in total revenue from subscriber equipment sales. Margin percentages on subscriber equipment narrowed slightly for both the three and six month periods due to the mix of products sold in each respective period.

Marketing, General and Administrative

MG&A expenses increased $3.0 million and $7.0 million for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. Higher personnel costs of $1.7 million and $3.8 million, respectively, contributed to the increase in MG&A expense, due primarily to stock-based compensation and, to a lesser extent, merit and headcount increases. Also contributing to the MG&A increase for both periods were higher legal and professional fees of $0.9 million and $1.6 million, respectively, for various efforts, including increased regulatory work, government relations and negotiations of new commercial arrangements. These increased costs are in part due to the upcoming World Radio Conference and our ongoing efforts to remove interference into the Globalstar System being received from China. For the year to date period, the increase was also impacted by a $1.0 million accrual reversal in the first quarter of 2022 to professional services associated with the 2018 shareholder litigation. Based on our assessment and considering the passage of time, we concluded it was appropriate to release the accrual, which resulted in a decrease in MG&A expense in the first quarter of 2022. Other smaller items contributed to the remaining increase for the year to date period.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses decreased $2.2 million and $4.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to a net reduction in total property and equipment. In connection with Partner's announcement concerning the Services in September 2022, our strategy relative to our second-generation Duplex assets shifted. Due to this shift in strategy, we re-assessed our asset grouping for long-lived assets and determined that the second-generation Duplex assets were no longer part of our overall satellite and ground network. These assets totaled approximately $161.2 million prior to their write down in September 2022. Our first-generation Duplex assets (i.e. handsets and related ground infrastructure) were not impacted. Offsetting this decrease is depreciation expense from the on-ground spare satellite that was launched and placed into service in June 2022.

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

Interest Income and Expense

Interest income and expense, net, decreased $2.1 million and $9.6 million during the three and six months ended June 30, 2023, compared to the same periods in 2022, respectively. For these periods, these decreases were due primarily to lower gross interest costs totaling $1.9 million and $5.1 million, respectively. For the six month period, higher capitalized interest (which decreases interest expense) of $4.2 million, due to higher construction in progress, also reduced expense.

For the three and six month periods, gross interest costs were lower due to $10.7 million and $15.1 million, respectively, less interest under the 2019 Facility Agreement (as defined below) due to the partial paydown in November 2022 and the final paydown in March 2023. Offsetting this decrease was a $7.1 million increase in interest associated with the 2023 13% Notes (as defined below), which commenced in the second quarter of 2023, as well as interest and the accretion of debt discount associated with the 2023 and 2021 Funding Agreements (as defined below), which also commenced in the second quarter of 2023, and totaled $2.8 million. Finally, we incurred interest of $1.2 million due to MDA under the vendor financing arrangement during the first quarter of 2023 that was not in place during the first half of 2022. This vendor financing arrangement was fully repaid during the first quarter of 2023.

Derivative Gain (Loss)

We recognize gains or losses due to the change in the value of certain embedded features within our debt instruments that require standalone derivative accounting.

For the three and six months ended June 30, 2023, we recorded derivative gains of $0.3 million, respectively. For the three and six months ended June 30, 2022, we recorded derivative losses of $1.2 million and $1.7 million, respectively.

The gains recorded during 2023 were impacted by a decrease in the discount rate and the timing of cash flow utilized in the valuation of the embedded derivative within the 2023 Funding Agreement. The losses recorded during 2022 were impacted primarily by an increase in the discount rate used in the valuation of the derivative associated with our 2019 Facility Agreement. For the six month period, the loss was offset partially by a gain on the valuation adjustment of the embedded derivative associated with our 2013 8.00% Notes.

See Note 7: Fair Value Measurements to our condensed consolidated financial statements for further discussion of the computation of the fair value of our derivatives.

Foreign Currency (Loss) Gain

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency gains of $2.0 million and $3.9 million, respectively, during the three and six months ended June 30, 2023. We recorded foreign currency losses of $7.1 million and $3.9 million, respectively, during the three and six months ended June 30, 2022. During 2023, the foreign currency gains were due to the weakening of the U.S. dollar relative to other currencies. During 2022, the foreign currency losses were due to the strengthening of the U.S. dollar relative to other currencies.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the funding agreement with our Partner under the Service Agreements. These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures and financing obligations, including scheduled recoupments under the 2021 Funding Agreement (defined below), interest on our 13% Notes (defined below), and dividends on our perpetual preferred stock.

As of June 30, 2023 and December 31, 2022, we held cash and cash equivalents of $65.3 million and $32.1 million, respectively, on our consolidated balance sheet.

The total carrying amount of our debt and vendor financing outstanding was $336.6 million at June 30, 2023, compared to $191.7 million at December 31, 2022. The $144.9 million increase was driven by the sale of $200.0 million in aggregate principal amount of 2023 13% Notes (as defined below), which were issued net of a 5% OID of $10 million and $7.2 million in financing costs, net of accretion since issuance. Also contributing to this increase was the recognition of the 2021 and 2023 Funding Agreements (as defined below), $87.7 million and $88.0 million, respectively, of principal amount, net of debt discounts and accretion totaling $10.0 million and $11.9 million, respectively. Offsetting these increases was the payoff of the remaining balances due under the 2019 Facility Agreement (defined below) and the vendor financing arrangement of $132.1 million and $59.6 million, respectively.

Cash Flows for the six months ended June 30, 2023 and 2022

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$42,993	$20,771
Net cash used in investing activities	(124,636)	(22,392)
Net cash provided by financing activities	114,822	449
Effect of exchange rate changes on cash and cash equivalents	73	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,252	$(1,163)

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash received from the performance of wholesale capacity services as well as cash received from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for network costs, personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the six months ended June 30, 2023 was $43.0 million compared to $20.8 million during the same period in 2022. The primary driver for the increase was higher net income after adjusting for noncash items due primarily to higher wholesale capacity service fees under the Service Agreements following service launch in November 2022. (See Note 2: Revenue to our condensed consolidated financial statements for further discussion.) This activity was offset partially by an unfavorable change in working capital due primarily to the recognition of deferred revenue under the Service Agreements.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $124.6 million for the six months ended June 30, 2023 compared to $22.4 million for the same period in 2022. The increase is due primarily to payments to MDA during 2023 totaling $108.7 million during the first six months of 2023 (we did not make cash payments under this agreement during the same period in 2022).

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $114.8 million during the six month period ended June 30, 2023 compared to $0.4 million for the same period in 2022. This increase was due to proceeds from the 2023 13% Notes and the 2023 Funding Agreement (as discussed in more detail below). The proceeds from the 2023 13% Notes were used to pay the remaining principal amount due under the 2019 Facility Agreement of $148.3 million and financing costs of $8.5 million). The payment of cash dividends totaling $6.6 million was also a use of cash during 2023 that did not occur during the comparable period in 2022.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 5: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

2023 Funding Agreement

In February 2023, Globalstar and Partner agreed to amend the Service Agreements to provide for, among other things, Partner’s payment of up to $252 million to us (the “2023 Funding Agreement”) to fund 50% of amounts due under our previously disclosed Satellite Procurement Agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The 2023 Funding Agreement replaced our requirement to raise third-party financing for such costs as previously required under the Service Agreements and will be funded on a quarterly basis, subject to certain conditions therein. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. Partner made the first payment under the 2023 Funding Agreement in April 2023 in an amount of $87.7 million. These proceeds were used to pay amounts owed to MDA for milestones completed as of the payment date.

The amount of the Funding Agreement and fees payable thereon are expected to be recouped from amounts payable by our Partner for services provided by us under the Service Agreements. The 2023 Funding Agreement is expected to be recouped in installments for a period of 16 quarters beginning no later than the third quarter of 2025. The 2023 Funding Agreement may also be repaid over time through excess cash flow sweeps or voluntary prepayments, as provided under the terms of the 2023 Funding Agreement. For as long as any portion of the 2023 Funding Agreement is outstanding, we will be subject to certain covenants including (i) minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) limitations on certain asset transfers, expenditures and investments.

Amounts payable by us in connection with the 2023 Funding Agreement are expected to be guaranteed by Thermo under a guarantee agreement among Thermo, Globalstar and Partner. Thermo has agreed to provide support of certain of our obligations under the 2023 Funding Agreement. Currently, this support agreement is directly between Thermo and Partner, and the parties have agreed to replace it with an agreement between Thermo, us and the Partner. Entry into this guarantee agreement received shareholder approval in June 2023, and it is expected to be effective during the third quarter of 2023.

2021 Funding Agreement

During 2021, we received payments from Partner totaling $94.2 million (the "2021 Funding Agreement"), which were recorded as deferred revenue. This funding is expected to be recouped as services are performed by us over the Phase 1 Service Period. In connection with the February 2023 amendment of the Service Agreements, certain terms of the 2021 Funding Agreement were amended to align with the terms of the 2023 Funding Agreement, including granting Partner a first-priority lien in all of our assets to secure our repayment of amounts funded by Partner. This amendment resulted in re-characterizing the previously recorded deferred revenue balance to debt.

2023 13% Notes

In March 2023, we completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes"). The 2023 13% Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. The Company has agreed with its Partner under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and paid-in-kind ("PIK") interest at a rate of 6.5% per annum.

The 2023 13% Notes may be redeemed at the option of the Company at any time, subject to the conditions of the Indenture. Additionally, in the event of a Change of Control (as such term is defined in the Indenture) or certain other events, holders of the 2023 13% Notes have the right to require the Company to repurchase all or a portion of their 2023 13% Notes at a price (as calculated by the Company) in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and certain tax payments. The Indenture includes customary terms and covenants, including restrictions on the Company’s and the Subsidiary Guarantors’ ability to incur indebtedness, make guarantees, sell equity interests, and customary events of default.

2019 Facility Agreement

In November 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement was scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bore interest at a rate of 13.5% per annum.

The Service Agreements required us to refinance all loans outstanding under the 2019 Facility Agreement. A portion was refinanced in November 2022 and the remaining portion was refinanced in March 2023. Using a portion of the proceeds from the sale of the 2023 13% Notes, we repaid all of our outstanding obligations under the 2019 Facility Agreement of approximately $148 million.

Vendor Financing

In February 2022, we entered into a satellite procurement agreement with MDA (see Note 8: Commitments and Contingencies for further discussion). This agreement (as amended in October 2022 and January 2023) provided for deferrals of milestone payments through March 15, 2023. Interest accrued on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances between December 2022 and March 2023. We have made payments totaling $76.1 million to MDA under this vendor financing arrangement, of which $62.1 million (including $2.5 million of interest) was paid during the first quarter of 2023 to fully repay the outstanding vendor financing balance.

Series A Preferred Stock

In November 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). The Company recorded the Series A Preferred Stock at fair value of the shares totaling $105.3 million on its consolidated balance sheet.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. The table below reflects the dividends approved by our Board of Directors (amounts in thousands):

Payment Period	Payment Date	Payment Amount
November 15, 2022 - December 31, 2022	January 2023	$1,337
January 1, 2023 - March 31, 2023	April 2023	2,615
April 1, 2023 - June 30, 2023	June 2023	2,644

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2023, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2023.

(b) Changes in internal control over financial reporting.

As of June 30, 2023, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On June 28, 2023, Rebecca S. Clary, our Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Plan provides for the sale of 300,000 shares of the Company’s voting common stock and will terminate on September 3, 2024. During the fiscal quarter ended June 30, 2023, none of our other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain other of our executive officers had 10b5-1 Plans in effect during the fiscal quarter ended June 30, 2023, and certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

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

GLOBALSTAR, INC.

Date:	August 3, 2023	By:	/s/ David B. Kagan
David B. Kagan
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)