Form 10-K/A
period 2022-12-31
Globalstar, Inc.
filed 2023-08-29
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Ernst & Young LLP	Auditor Location:	New Orleans. Louisiana	Auditor Firm ID:	42

Explanatory Note

Globalstar, Inc. (the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original 10-K Filing”) with the Securities and Exchange Commission (the “Commission”) on March 1, 2023. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) that it expected to file with the Commission no later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the definitive 2023 Proxy Statement, which included the additional information required by Part III of Form 10-K (the “Part III information”) was filed shortly after such date, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to ensure that the Part III information is appropriately included in its Form 10-K.

Except for the addition of the Part III Information, which is identical to the Part III Information that was included in the 2023 Proxy Statement, and the filing of the new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any other information in the Original 10-K Filing, and the Original 10-K

Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the Commission subsequent to the Original 10-K Filing.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the applicable information set forth in “Part I, Item 1. Business - Additional Information” in the Original 10-K Filing.

Directors and Executive Officers

Name	Age	Positions Currently Held
Keith O. Cowan	66	Director
Benjamin J. Wolff	54	Director
James F. Lynch	65	Director
Timothy E. Taylor	40	Director and Vice President, Finance, Business Operations and Strategy
William A. Hasler	81	Director
James Monroe III	68	Director and Executive Chairman
Michael J. Lovett	61	Director
David B. Kagan	61	Chief Executive Officer
Rebecca S. Clary	44	Vice President and Chief Financial Officer
L. Barbee Ponder IV	56	General Counsel and Vice President of Regulatory Affairs

Keith O. Cowan has been a Director since 2018. Mr. Cowan’s extensive experience in the telecommunications industry and global business development provides important insight in the launch and expansion of our products, services and networks. Mr. Cowan has served as a board member of over a dozen private companies, three public companies and numerous not-for-profit and civic organizations. Mr. Cowan’s current and prior experience includes:
•Chief Development Officer of Rivada Networks, Inc. - August 2020 to present
•Chief Executive Officer of Cowan Consulting Corporation LLC - January 2013 to present
•Chief Executive Officer of NVR3 LLC (dba Venadar) - September 2019 to present
•President of Strategic Planning and Corporate Initiatives at Sprint Corporation - July 2007 to January 2013
•Board Member - Aegex Technologies

Benjamin G. Wolff has been a Director since 2018. Mr. Wolff provides the Board with strong knowledge and insight into the telecommunications market in the United States and abroad and extensive experience in capital markets transactions. Mr. Wolff has served as a member of the board of directors of various telecom and technology companies. Mr. Wolff’s current and prior experience includes:
•Co-Founder of and Board Member Sarcos Technology and Robotics Corporation - 2023 to present (formerly Chairman, President and CEO from 2015 through 2021 and Executive Chairman from 2021 through 2022)
•President of Eagle River Investments - 2003 to 2014
•Co-Founder of Clearwire Corporation (served in various capacities including President, CEO, Co-Chairman and member of the Board of Directors) - 2003 to 2011
•Chief Executive Officer, President and Chairman of Pendrell Corporation (formerly known as ICO Global Communications) - 2009 to 2014

James F. Lynch has been a Director since 2003. Mr. Lynch brings extensive financial management experience, especially in the telecom industry, to the Board. Mr. Lynch’s current and prior experience includes:
•Managing Partner of Thermo Capital Partners, L.L.C. - October 2021 to present
•Executive Chairman of FiberLight, LLC - 2017 to present (formerly CEO from 2015 through 2017)
•Chairman of Xspedius Communications, LLC - January 2005 through October 2006 (formerly CEO from August 2005 through March 2006)
•Managing Director at Bear Stearns & Co. - prior to joining Thermo
•Limited Partner of Globalstar Satellite, L.P.

Timothy E. Taylor has been a Director since 2018. Mr. Taylor brings insight into the daily operations of Globalstar and management experience to the Board. Mr. Taylor’s current and prior experience includes:
•Vice President, Finance, Business Operations and Strategy of Globalstar - 2010 to present

•Partner of The Thermo Companies - 2010 to present
•Associate in the Mergers & Acquisitions Group at Brown Brothers Harriman - prior to joining Globalstar
•Board Member of Birch Investment Partners, LLC, dba Timberland Cabinets - 2017 to present
•Board Member of Thermo Communications Funding - 2014 to present

William A. Hasler has been a Director since 2009. Mr. Hasler has an extensive financial background and financial reporting expertise. Due to his financial leadership roles on other public company boards, he is well-suited to be both one of our directors and Chair of our Audit Committee. Mr. Hasler’s current and prior experience includes:
•Co-Chief Executive Officer of Aphton Corp. - 1998 to 2004
•Dean of the Haas School of Business, University of California, Berkeley - 1991 to 1998
•Vice Chairman of KPMG Peat Marwick - 1984 to 1991
•Certified Public Accountant
•Former Director of Aviat Networks, DiTech Networks Corp., Mission West Properties, the Schwab Funds, Selectron Corp., Tousa Inc. and Rubicon Ltd.

James Monroe III has been a Director since 2003. Since 1984, Mr. Monroe has been the majority owner of a diverse group of privately owned businesses that have operated in the fields of telecommunications, real estate, power generation, industrial equipment distribution, financial services and leasing services that are sometimes referred to collectively in this proxy statement as “Thermo.” Mr. Monroe controls, directly or indirectly, FL Investment Holdings, LLC, Globalstar Satellite, L.P., Thermo Funding Company LLC, Thermo Funding II LLC and the Monroe Irr. Educational Trust. In addition to being our primary financial sponsor, Mr. Monroe brings his long-term experience in investment, financing and the telecommunications industry to the Board. Mr. Monroe’s current and prior experience includes:
•Executive Chairman (formerly Chairman) of the Board of Globalstar - 2004 to present
•CEO of Globalstar - 2005 through 2009 and from 2011 through 2018

Michael J. Lovett has been a Director since 2018. Mr. Lovett brings extensive experience to the Board with a demonstrated track record in the telecommunications industry. Mr. Lovett has served as a member of the board of directors of various public and private companies. Mr. Lovett’s current and prior experience includes:
•Managing Partner of Eagle River Partners LLC - 2012 to present
•CEO and President of Charter Communications (served in various capacities, including COO and Senior Vice President of Operations) - 2003 through 2012
•Advisory Board Member of Afiniti, Ltd. - 2016 to present
•Board Member of Charter Communications - 2010 to 2012
•Board Member of SATMAP Incorporated d/b/a Afiniti - 2012 to 2017
•Board Member of St. Louis Public Broadcasting Nine Network Media - 2011 to 2014

David B. Kagan, age 61, has been our Chief Executive Officer since September 2018. He served as our President and Chief Operating Officer from January 2016 through March 2017 and reassumed the positions in December 2017 through September 2018. Mr. Kagan previously served as Chief Operating Officer of SpeedCast International Limited from March 2017 through November 2017, President of ITC Global LLC, a global satellite services company, from August 2014 through its sale to Panasonic in September 2015, and President and Chief Executive Officer of Globe Wireless LLC from June 2011 through its sale to Inmarsat in August 2014. He also served as Senior Vice President - Business Development of Spacenet, Inc. from March 2010 to June 2011.

Rebecca S. Clary, age 44, has been our Vice President and Chief Financial Officer since August 2014. She served as our Chief Accounting Officer from January 2013 to August 2014 and as Corporate Controller from June 2011 to January 2013. Prior to joining Globalstar, she was with PricewaterhouseCoopers LLP in its U.S. Audit and Assurance Services Practice. Ms. Clary is a Certified Public Accountant.

L. Barbee Ponder IV, age 56, has been our General Counsel and Vice President of Regulatory Affairs since July 2010. He owned and operated a private company with timber, sand and gravel, and oil and gas interests from 2005 to July 2010. Mr. Ponder served in various regulatory counsel positions for BellSouth Corporation from 1996 to 2005. Prior to joining BellSouth, Mr. Ponder practiced with the Jones Walker law firm in New Orleans, where he specialized in commercial litigation including class action defense.

The Company does not believe any of its other personnel are “executive officers” as the term is defined in the applicable rules of the Commission. Accordingly, the Company’s discussion of its named executive officers is limited to Messrs. Monroe, Kagan and Ponder and Ms. Clary.

Director Summary

Our Bylaws provide for a seven-member Board of Directors, and the Board currently consists of, seven members. Our Board is divided into three classes, with staggered three-year terms. Each of Class A and B consists of two directors; and Class C consists of three directors. The terms of the directors of each class expire at the annual meetings of stockholders to be held in 2026 (Class B), 2025 (Class A) and 2024 (Class C). At each annual meeting of stockholders, one class of directors will be elected for a term of three years to succeed the directors whose terms are expiring. The table below displays a summary of each director’s board class and committee membership.

Name	Board Class	Director Since	Board Term Expiration	Audit	Nominating and Corporate Governance	Compensation	Strategic Review
Keith O. Cowan	A	12/2018	2025		x		x
Benjamin G. Wolff	A	12/2018	2025	x		x	x
James F. Lynch	B	12/2003	2026
Timothy E. Taylor	B	12/2018	2026				x
William A. Hasler	C	07/2009	2024	x			x
James Monroe III	C	12/2003	2024		x	x
Michael J. Lovett	C	12/2018	2024	x		x

Family Relationships

There are no family relationships among our directors and officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of any class of our equity securities to file forms with the SEC reporting their ownership and any changes in their ownership of those securities. These persons also must provide us with copies of these forms when filed. Based on a review of copies of those forms, our records, and written representations from our directors and executive officers that no other reports were required, the following transaction was not reported timely due to an administrative delay: Ms. Clary had a stock award vesting that occurred on April 8, 2022; upon vesting, shares of Globalstar stock were withheld to cover taxes owed and were not reported until May 6, 2022. Other than this instance, we believe that we complied with all Section 16(a) filing requirements during 2022.

Board Governance

Our Board has four standing committees: Audit, Compensation, Nominating and Governance and Strategic Review. The Board has adopted a charter for each standing committee.

We have a Code of Conduct that is applicable to all employees, including executive officers, as well as directors to the extent relevant to their service as directors. The committee charters and Code of Conduct are available on our website at investors.globalstar.com under “Governance.”

Thermo holds stock representing a majority of our voting power. As a result, we are a “controlled company” for purposes of the NYSE American rules and are not required to have a majority of independent directors on the Board or to comply with the director independence requirements for compensation and nominating/governance committees. However, we are subject to all other NYSE American corporate governance requirements, including the rule requiring that the audit committee be composed entirely of independent directors.

The Board has determined that Messrs. Cowan, Hasler, Lovett, and Wolff are independent directors as defined in Rule 10A-3 under the Securities Exchange Act of 1934 and in the NYSE American rules. This determination was based on the absence of any material relationship known to the Board between Messrs. Cowan, Hasler, Lovett, Wolff and us (other than as a director and stockholder).

Audit Committee

The current members of the Audit Committee are Messrs. Hasler, Wolff and Lovett. Mr. Hasler serves as Chairman, and the Board has determined that Mr. Hasler is an audit committee financial expert as defined by SEC and NYSE rules. The principal functions of the Audit Committee, which are reflected in the committee’s charter, include:
•appointing and replacing our independent registered public accounting firm;
•approving all fees and all audit and non-audit services of the independent registered public accounting firm;
•annually reviewing the independence of the independent registered public accounting firm;
•assessing annual audit results;
•periodically reassessing the effectiveness of the independent registered public accounting firm;
•reviewing our financial and accounting policies and our annual and quarterly financial statements;
•reviewing the adequacy and effectiveness of our internal accounting controls and monitoring progress for compliance with Section 404 of the Sarbanes-Oxley Act;
•overseeing our programs for compliance with laws, regulations and company policies;
•approving all related person transactions not otherwise delegated to the Strategic Review Committee;
•considering any requests for waivers from our Code of Conduct for senior executive and financial officers (which waivers would be subject to Board approval); and
•in connection with the foregoing, meeting with our independent registered public accounting firm and financial management.

Compensation Committee

The current members of the Compensation Committee are Messrs. Monroe, Wolff, and Lovett. Mr. Monroe serves as Chairman. The principal functions of the Compensation Committee include:
•reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers in light of business strategies and objectives;
•reviewing and recommending to the Board compensation for our chief executive officer and other executive officers; and
•administering our incentive compensation plans, including the 2006 Equity Incentive Plan (the “Plan”), and, in this capacity, approving or recommending to the Board all grants or awards to our directors, executive officers and other eligible participants under these plans.

As indicated above, the Compensation Committee is responsible for approving or recommending to the Board the compensation of each of our executive officers. The Compensation Committee may delegate tasks to a subcommittee for any purpose and with such power and authority as the Compensation Committee deems appropriate from time to time. Currently, it has delegated to Mr. Monroe the review of corporate goals, objectives and compensation related to executive officers other than himself. Only the Compensation Committee or the Board may grant awards under the Plan to executive officers and directors, or make decisions regarding Plan awards.

Mr. Monroe makes decisions on all components of compensation for all employees of vice president level and above and reviews manager level employees and below for bonus and equity awards based upon input from executive officers in charge of each business unit. Mr. Monroe receives compensation from us for his services as a director as described under “Compensation of Directors,” below.

The Compensation Committee meets as often as it determines necessary to discharge its responsibilities. The Committee may hold follow-up conference calls and act by written consent between its meetings. In 2022, the Compensation Committee held two meetings. Unless a later date is specified, the date of grant of any award made by unanimous written consent is the date on which the last consent is received by our Corporate Secretary.

Under its charter, the Committee has the authority to retain and terminate a compensation consultant. At this time, it has not retained one.

Nominating and Governance Committee

The current members of the Nominating and Governance Committee are Messrs. Cowan and Monroe. Mr. Monroe serves as Chairman. The principal functions of the Nominating and Governance Committee include:
•identifying and recommending to the Board qualified candidates to fill vacancies on the Board;

•recommending to the Board candidates to be nominated for election as directors at annual meetings of stockholders;
•considering stockholder suggestions for nominees for director;
•making recommendations to the Board regarding corporate governance matters and practices;
•reviewing and making recommendations to the Board regarding director compensation; and
•reviewing public policy matters of importance to our stockholders, including oversight of our corporate responsibility program.

The Nominating and Governance Committee met one time in 2022. We do not currently employ an executive search firm, or pay a fee to any other third party, to locate or evaluate qualified candidates for director positions. The Board and the Nominating and Governance Committee believe that the minimum qualifications (whether a candidate is recommended by a stockholder, management or the Board) for serving as a director are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and have an impeccable record and reputation for honest and ethical conduct in his or her professional and personal activities. The Board has not adopted a policy with regard to board diversity.

The Board has not established formal procedures for stockholders to submit director recommendations; however, such recommendations may be sent by US Postal Service mail to the Globalstar Nominating and Governance Committee, c/o Richard Roberts, Corporate Secretary, 1095 Nimitzview Drive, Suite 201A, Cincinnati, Ohio 45230, or by e-mail to corporate.secretary@globalstar.com, and should be sent by not later than December 31 of the year before the year in which the director candidate is recommended for election. If we were to receive such a recommendation of a candidate from a stockholder, the Nominating and Governance Committee would consider the recommendation in the same manner as all other candidates. In considering candidates submitted by stockholders, the Nominating and Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate.

Strategic Review Committee

The current members of the Strategic Review Committee are Messrs. Cowan, Wolff, Taylor and Hasler. Mr. Wolff serves as Chairman. The principal functions of the Strategic Review Committee include:
•The Strategic Review Committee (“SRC”) is required to remain in existence for as long as Thermo and its affiliates own and its affiliates beneficially own forty-five percent (45%) or more of Globalstar’s outstanding common stock (the “Thermo Minimum Shares”).
•Unless the SRC is prohibited under applicable law from having the power or authority to act on any of the following matters, the SRC has exclusive responsibility for oversight, review, and approval (to the extent permitted by law) or disapproval of the following:
•any acquisition by Thermo of additional newly-issued securities of the Company (other than pursuant to a Permitted Financing (as defined below));
•any extraordinary corporate transaction, such as a merger, reorganization, or liquidation, involving the Company or any of its subsidiaries;
•any sale or transfer of a material amount of assets of the Company or any sale or transfer of assets of any of the Company’s subsidiaries which are material to the Company;
•any change in the Board, including any plans or proposals to change the number or term of directors, other than nominations for election or reelection to the Board (except nominations for election or reelection of Minority Directors in connection with the end of a term of a Minority Director) and nominations and appointments of individuals to fill vacancies or newly created directorships (except nominations and appointments to fill vacancies of Minority Director seats);
•any material change in the present capitalization or dividend policy of the Company (other than pursuant to a Permitted Financing, a Debt Conversion, or an Option Conversion);
•any other material changes in the Company’s lines of business or corporate structure (other than pursuant to a Permitted Financing, a Debt Conversion, or an Option Conversion); and
•any transaction between the Company and one or more of the Thermo stockholders that has a value (as determined in good faith by the Strategic Review Committee) in excess of $250,000, except for any Permitted Financing, any Debt Conversion, any Option Conversion, and certain other matters.
•For as long as Thermo and its affiliates own the Thermo Minimum Shares, to the extent that any of the foregoing matters, or any matter set forth in the charter of the Strategic Review Committee, requires approval of the full Board under applicable law, the Company does not have the power to take such action unless such action is approved by the Board only after it is recommended to the Board by the Strategic Review Committee.

•Certain enumerated transactions are not subject to Strategic Review Committee review, including a financing that includes participation by one or more of the Thermo stockholders on terms equal (as determined in good faith by the Board) to other parties (a “Permitted Financing”).

The Strategic Review Committee took action by unanimous written consent one time in 2022. The Strategic Review Committee requires the affirmative vote of a majority of its authorized number of members (regardless of vacancies thereon) in order to take action at a meeting. To the extent the Strategic Review Committee fails to obtain such vote on any particular matter of business before it, the Strategic Review Committee consults with the Board until such vote is obtained or the matter is otherwise resolved and abandoned. In the event the Strategic Review Committee cannot obtain such vote for any single nominee for Minority Director, then the Strategic Review Committee shall nominate two such nominees for each Minority Director seat subject to election. The members of the Strategic Review Committee who are Minority Directors shall each have three votes with respect to one nominee for Minority Director and the members of the Strategic Review Committee who are not Minority Directors shall each have three votes with respect to the other nominee for Minority Director. The Strategic Review Committee may nominate and include on the annual or special meeting proxy card two candidates for a Minority Director seat.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our compensation program for executive officers is intended to:
•provide each officer with a conservative base salary; and
•create an incentive for retention and achievement of our long-term business goals using a sizable, multi-year stock or option bonus program.

The Compensation Committee is responsible for evaluating the performance of, and reviewing and approving all compensation paid to, our executive officers, including those executive officers named on the Summary Compensation Table (the “named executive officers”). To preserve the exemption from short swing liability under Section 16(b) of the Securities Exchange Act of 1934, the Board approves equity awards to all executive officers (including the named executive officers) and directors.

Compensation Philosophy

Our goal is to create performance-based compensation that motivates management to increase stockholder value. Our current Executive Chairman receives compensation described under “Compensation of Directors,” above for his services as a director. We compensate our other senior executive officers with a conservative base salary and incentivize them to remain with us through stock-based compensation and discretionary bonuses (which may be paid in cash or stock). The Compensation Committee has not independently reviewed peer group or other market data in setting base salaries or incentive compensation for senior executives. Because our compensation programs are limited, we do not have policies regarding the allocation of compensation between short and long-term or cash and non-cash.

We do not believe that our compensation policies or practices are reasonably likely to have a material effect on us, due in part to the structure of our compensation programs and risk mitigation provided by Board and, where appropriate, Strategic Review Committee oversight of significant business decisions.

Elements of Compensation

The principal elements of our compensation for the named executive officers are base salary, discretionary bonus, and the opportunity to receive equity-based compensation pursuant to the Amended and Restated 2006 Equity Incentive Plan through time or incentive based awards under our annual bonus plan.

Base Salaries

We have established base salaries according to each named executive officer’s position, responsibilities and performance. All executive officers are at-will employees.

Stock Grants

In November 2022, the Committee granted restricted stock awards of 220,000 shares to Mr. Kagan, 170,000 shares to Ms. Clary, and 220,000 shares to Mr. Ponder, which vest two-thirds on grant date and the remaining one-third in November 2023 in connection with performance related to our Partnership Agreements (as previously disclosed in our Exchange Act reports and other filings). Additionally, in November 2022, the Committee granted restricted stock awards of 500,000 shares to Ms. Clary and 300,000 shares to Mr. Ponder, which vest in November 2025, in connection with performance related to our Partnership Agreements. In December 2022, the Committee granted restricted stock awards of 120,000 shares to each of Mr. Kagan, Ms. Clary and Mr. Ponder which vest one-third in December 2022 and the remaining two-thirds vest over a two-year period from the grant date and are designed to recognize performance and to encourage retention. See the 2022 Grants of Plan-Based Awards table for additional information.

Bonus Plan

The Company has an annual bonus plan designed to reward designated key employees’ (including the named executive officers) efforts to meet and exceed the Company’s financial performance goals for the designated calendar year. The bonus pool available for distribution is determined based on the Company’s Adjusted EBITDA performance during that year. The bonus may be paid in cash or the Company’s common stock, as determined by the Compensation Committee. For the 2022 plan year, the aggregate amount that could have been distributed under the pool was $1.5 million if the Company’s Adjusted EBITDA for the plan year had been $59.1 million. For each 1% of Adjusted EBITDA above or below this plan year target Adjusted EBITDA, adjustments are made to either increase or decrease the distribution. The Company’s Adjusted EBITDA for purposes of the 2022 bonus plan was $57.4 million, which resulted in a total bonus distribution of approximately $1.2 million. Each participant’s award was determined at the discretion of the Compensation Committee. In March 2023, Mr. Kagan, Ms. Clary, and Mr. Ponder received shares worth $120,000, $80,000, and $64,000, respectively. A similar plan is in place for 2023.

In the event the Company’s financial statements are restated or otherwise adjusted, resulting in a reduction to Adjusted EBITDA, then participants who have received distributions under the bonus plan in excess of the amounts they would have been entitled to receive, shall be liable to repay such excess to the Company.

All Other Compensation

We contribute $0.50 for each $1.00 contributed to our 401(k) plan by all U.S. employees, up to 6% of the employee’s base salary. We also provide limited perquisites to named executive officers consisting primarily of premiums for term life insurance policies. We also have a compensation arrangement with Mr. Ponder whereby he receives grants of restricted stock awards in connection with obtaining certain international spectrum authorities.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code prohibits us from taking an income tax deduction for any compensation in excess of $1 million per year paid to certain covered employees. Prior law defined a covered employee as the chief executive officer and the three most-highly compensated executive officers. The Tax Cuts and Jobs Act (the “Act”) revised the definition of a covered employee under Section 162(m) to include both the CEO and CFO along with the three most-highly compensated executive officers for the tax year. The Act repealed the exception for performance-based compensation under Section 162(m) of the Internal Revenue Code, which is not expected to have a material impact on the Company.

Hedging Policy

It is the Company’s policy that its directors, officers, employees, contract employees, consultants, and agents may not engage in any of the following activities with respect to the Company’s securities at any time:
•Short sales (a sale of securities that are not owned by the seller at the time of the sale), including short sales against the box.
•Buying or selling puts or calls.
•Frequent trading (for example, daily or weekly) to take advantage of fluctuations in stock prices.

2022 Summary Compensation Table

The table below summarizes for 2022, 2021 and 2020 the compensation of our current principal executive officer, principal financial officer and other executive officers required to be included under SEC rules (collectively referred to as the “named executive officers”). Mr. Monroe did not receive any compensation during 2020 through 2022 for his service as an executive officer of the Company; therefore, is not included in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
David B. Kagan	2022	546,897	—	1,330,400	—	14,870	1,892,167
Chief Executive Officer	2021	543,225	150,000	165,600	—	13,172	871,997
	2020	534,808	—	182,359	—	10,770	727,937
Rebecca S. Clary	2022	330,690	7,000	1,565,401		7,971	1,911,062
Vice President and Chief Financial Officer	2021	313,719	100,000	165,600	—	9,153	588,472
	2020	302,398	—	212,680	—	9,016	524,094
L. Barbee Ponder IV	2022	342,481	7,000	1,264,400		4,133	1,618,014
General Counsel and Vice President of Regulatory Affairs	2021	330,889	—	267,200	—	5,144	603,233
	2020	305,132	—	323,265	—	8,195	636,592

(1) Represents the aggregate grant date fair value computed consistent with FASB ASC Topic 718, except for performance based awards which are included at the fair value on the vesting date when such vesting occurs. For further discussion of our accounting policies for stock-based compensation and assumptions used in calculating the grant date fair value of stock-based compensation awards, see Note 15 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. The actual amount of compensation realized, if any, for option awards may differ from the amounts presented in the table.

Each of the named executive officers, excluding Mr. Monroe, earned a bonus related to the 2022 financial performance of Globalstar. As disclosed in the Compensation, Discussion and Analysis section above, these bonuses were paid in the form of Globalstar stock in March 2023 and are included in the Stock Awards columns above.

The stock awards for Mr. Kagan in the table above include 500,000 restricted shares that vested in March 2023 when the Company reported Adjusted EBITDA in excess of $50 million for the year ended December 31, 2022. These awards were granted in two tranches of 250,000 in 2017 and 2018.

(2) Consists of matching contributions to 401(k) Plan and life insurance premiums.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to each equity award and award opportunity issued to the named executive officers during 2022. All equity awards are granted pursuant to our 2006 Equity Incentive Plan. See “Compensation, Discussion and Analysis - Elements of Compensation” for an explanation of the terms of these awards. In connection with his service as an executive officer of the Company, Mr. Monroe did not receive equity awards during 2022 and is not included in the table below.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise of Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
David B. Kagan	11/15/2022	220,000	—	—	418,000 (2)
	12/6/2022	120,000	—	—	212,400 (3)
Rebecca S. Clary	11/15/2022	170,000	—	—	323,000 (2)
	11/15/2022	500,000	—	—	950,000 (4)
	12/6/2022	120,000	—	—	212,400 (3)
L. Barbee Ponder IV	3/3/2022	62,992	—	—	80,000 (1)
	11/15/2022	220,000	—	—	418,000 (2)
	11/15/2022	300,000	—	—	570,000 (4)
	12/6/2022	120,000	—	—	212,400 (3)

(1) The Company’s stock price on the date of the grant was $1.27. Represents bonus payments earned related to 2021 performance and granted in the form of restricted stock awards in March 2022. Awards vested immediately.

(2) Restricted Stock Award granted pursuant to our 2006 Equity Incentive Plan. The Company’s stock price on the date of the grant was $1.90. Awards vest two-third on grant date and the remaining one-third vests in November 2023.

(3) Restricted Stock Award granted pursuant to our 2006 Equity Incentive Plan. The Company’s stock price on the date of the grant was $1.77. Awards vest one-third on grant date, one-third in December 2023, and one-third in December 2024.

(4) Restricted Stock Award granted pursuant to our 2006 Equity Incentive Plan. The Company’s stock price on the date of the grant was $1.90. Awards vest in November 2025.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table reports, on an award-by-award basis, each outstanding equity award held by the named executive officers on December 31, 2022. We generally do not permit executive officers to transfer awards prior to the vesting date, and no transfers were permitted during 2022. In connection with his service as an executive officer of the Company, Mr. Monroe does not have any outstanding equity awards at 2022 fiscal year-end and is not included in the table below.

	Option Awards					Stock Awards(1)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)
David B. Kagan(3)	1/13/2016	250,000	—	1.21	1/13/2026	12/6/2017	250,000	332,500
						9/4/2018	250,000	332,500
						9/4/2018	750,000	997,500
						9/4/2018	750,000	997,500
						12/8/2021	40,008	53,211
						11/15/2022	73,334	97,534
						12/6/2022	80,004	106,405
Rebecca S. Clary	12/13/2013	40,000	—	1.97	12/13/2023	12/8/2021	40,008	53,211
	8/27/2014	40,000	—	3.99	8/27/2024	11/15/2022	56,667	75,367
	12/12/2014	40,000	—	2.58	12/12/2024	11/15/2022	500,000	665,000
						12/6/2022	80,004	106,405
L. Barbee Ponder IV	12/13/2013	40,000	—	1.97	12/13/2023	12/8/2021	40,008	53,211
	12/12/2014	40,000	—	2.58	12/12/2024	11/15/2022	73,334	97,534
						11/15/2022	300,000	399,000
						12/6/2022	80,008	106,411

(1) Market value for shares of unvested restricted stock and unearned equity-based incentive plan holdings is equal to the product of the closing market price of the Company’s stock at December 31, 2022 of $1.33 and the number of unvested restricted shares or units of stock or the number of unearned equity-based incentive plan awards, as applicable.

(2) Awards are granted pursuant to our 2006 Equity Incentive Plan and vest over different periods. Refer to table above “2022 Grants of Plan-Based Awards” for vesting terms of all options and stock awards granted during 2022.

The stock awards for Mr. Kagan in the table above include 500,000 restricted shares that vested in March 2023 when the Company reported Adjusted EBITDA in excess of $50 million for the year ended December 31, 2022.

(3) Included in the table above are two grants of restricted stock awards totaling 1,500,000 shares, which are contingent upon Mr. Kagan’s achievement of certain performance milestones.

2022 Option Exercises and Stock Vested

The following table sets forth certain information regarding stock awards that vested during 2022 for the named executive officers. In connection with his service as an executive officer of the Company, Mr. Monroe did not exercise any options or have any restricted stock vest during 2022; therefore, he is not included in the table below.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)
David B. Kagan	—	—	306,662	530,261
Rebecca S. Clary	—	—	356,679	574,450
L. Barbee Ponder IV	—	—	369,654	610,261

(1) The value realized upon exercise represents the excess of the market price of the underlying securities on the date of exercise and the exercise price of the options.

(2) The aggregate market value realized upon the vesting of restricted stock awards represents the aggregate market value of Globalstar common stock on the vesting date, which was determined using the closing price on the vesting date, or if such day is a weekend or holiday, on the immediately preceding trading day.

Payments Upon Termination or Change in Control

Other than agreements with respect to compensation, we have not entered into employment agreements with our current executive officers, including the named executive officers. Voluntary termination of employment or retirement would not result in any payments to the named executive officers beyond the amounts each would be entitled to receive under our retirement plan. We pay life insurance premiums for all U.S.-based employees that will be paid (based on a multiple of salary) to the employee’s beneficiary upon death.

Severance payments may be paid to eligible U.S.-based employees if an employee is terminated due to a reduction in workforce and upon the employee’s execution of a release of claims. Under this plan, the named executive officers would receive a lump sum payment equal to six to eight weeks’ base salary. Other severance, if any, is determined at the time of dismissal and is subject to negotiation.

Under the Plan, if a participant dies, becomes disabled or is terminated for cause, unvested awards are forfeited. For vested option awards, the participant or his survivor generally has 12 months to exercise. If a participant is terminated for cause, all unexercised vested options also are forfeited. If a change in control occurs, any unvested options or restricted shares outstanding would vest immediately. A change in control occurs upon: (1) a person or group (other than us, an existing controlling stockholder, or a trustee for an employee benefit plan) acquiring beneficial ownership of 50% or more of the voting power in the election of directors; (2) upon merger or consolidation; (3) a sale of all or substantially all of our assets; or (4) the sale or exchange by the stockholders of more than 50% of our voting stock; provided however, that a change in control is not deemed to have occurred if the majority of the board of directors of the surviving company is comprised of our directors. The Compensation Committee, in its discretion, also may take other actions to provide for the acceleration of the exercisability or vesting of other awards under the Plan prior to, upon or following a change in control.

	Mr. Kagan	Ms. Clary	Mr. Ponder

Death
Insurance proceeds	$ 700,00	$ 574,00	$ 594,00
Termination – Reduction in Workforce
Severance	$ 55,08	$ 31,49	$ 33,09
Change in Control
Immediate Vesting of Unvested Restricted Stock Awards	$ 2,252,15	$ 899,98	$ 656,15

Compensation of Directors

The table below reflects compensation paid to our directors during 2022.

Name	Fees Earned or Paid in Cash	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James Monroe III(2)	50,000	50,000	86,000	—	186,000
James F. Lynch(2)	50,000	50,000	86,000	—	186,000
William A. Hasler(2)(3)	50,000	103,000	86,000	—	239,000
Keith O. Cowan(2)(3)	50,000	103,000	86,000	—	239,000
Benjamin G. Wolff(2)(3)	50,000	103,000	86,000	—	239,000
Michael J. Lovett(2)	50,000	50,000	86,000	—	186,000
Timothy E. Taylor(2)(3)(4)	50,000	103,000	86,000	—	239,000

(1) Represents the aggregate grant date fair value computed consistent with FASB ASC Topic 718. For further discussion of our accounting policies for stock-based compensation and assumptions used in calculating the grant date fair value of stock-based compensation awards, see Note 15 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. The actual amount of compensation realized, if any, for option awards may differ from the amounts presented in the table.

(2) On January 4, 2022, we granted options to purchase 100,000 shares of common stock with a grant date fair value of $0.86 per share and 43,104 restricted stock awards with a grant date fair value of $1.16 per share. The options to purchase shares of common stock vest in one-third increments over a three-year period and the restricted stock awards vest over a one-year period.

(3) On May 10, 2022, we granted 50,000 restricted stock awards that had a grant date fair value of $1.06 per share and vest over a one-year period.

(4) Mr. Taylor also received compensation during 2022 for his service as a Vice President of the Company. This compensation is not reflected in the table above.

Reportable Related Party Transactions and Compensation Committee Interlocks and Insider Participation

Services Provided by Thermo

We have an understanding with Thermo that we will reimburse Thermo for expenses incurred by Messrs. Monroe, Lynch and Taylor and any other Thermo employee in connection with their services to us, including third-party out-of-pocket temporary living expenses while at our offices or traveling on our business (with no mark-up). For the year ended December 31, 2022, we recorded approximately $34,000 for general and administrative expenses incurred by Thermo on our behalf. We also recorded approximately $188,000 for services provided to us by an officer of Thermo that was accounted for as a non-cash contribution to capital and paid approximately $514,000 for services provided by other consultants and Thermo employees.

We have a lease agreement with Thermo Covington, LLC for our headquarters office. Annual lease payments for the location started at $1.4 million per year, increasing at a rate of 2.5% per year, for a lease term of ten years. For the year ended December 31, 2022, we recorded $1.6 million in lease cost due to Thermo under this lease agreement.

No other fees, except those described above or under “Director Compensation,” are paid to Thermo or its employees for services.

Thermo Agreements

In November 2019, the Company entered into the 2019 Facility Agreement. Thermo’s participation in the 2019 Facility Agreement was $95.1 million. This principal balance earned paid-in-kind interest at a rate of 13% per annum. To fulfill its obligations under the Service Agreements, in November 2022, the Company entered into an exchange agreement with affiliates of Thermo and certain other Exchanging Lenders providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the Exchanging Lenders’ loans under the 2019 Facility Agreement for shares of the Company’s Series A Preferred Stock. The terms of the exchange agreement were reviewed and approved by the Company’s Board of Directors and Audit Committee. Prior to the exchange, interest accrued since inception with respect to Thermo’s portion of the debt outstanding on the 2019 Facility Agreement was approximately $44.6 million, of which $14.9 million was accrued during the twelve months ended December 31, 2022.

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

Further discussion on other agreements we have with Thermo are disclosed in our Form 10-K for the fiscal year ended December 31, 2022.

Compensation Committee Report for 2022

The undersigned comprise the members of the Compensation Committee of the Company’s Board of Directors.

The Committee has reviewed and discussed the Compensation Discussion and Analysis presented above with the Company’s management. Based upon that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.
James Monroe III, Chair
Benjamin G. Wolff
Michael J. Lovett

2022 Pay Ratio

The Dodd-Frank Act requires that we disclose the ratio of annual total compensation of Mr. Kagan, our CEO, to the annual total compensation of the median employee of Globalstar.

For 2022, the total compensation for the median employee of Globalstar was $92,989. Mr. Kagan’s compensation from Globalstar, based on his total compensation as CEO, was $1,892,167 and, as such, the ratio is 1 to 20.

The median employee was identified by reviewing the total cash base salary for all Globalstar employees, including its consolidated subsidiaries, on December 31, 2022. As of this date, we employed 328 individuals in 14 countries. Any salaries denominated in foreign currencies were translated to U.S. dollars at the corresponding exchange rate as of March 9, 2023. All of the Company’s full-time and part-time employees were included in the calculation and adjustments were made to annualize cash compensation for any employees not employed by Globalstar for the entire year. Mr. Kagan was excluded from the calculation of median employee for purposes of this determination.

After identifying the median employee based on the criteria described above, the total compensation for this employee was calculated using the same methodology that was used in the 2022 Summary Compensation Table. Total compensation during 2022 for this employee includes base salary, accrued vacation as of December 31, 2022, matching contributions to the Company’s 401(k) plan and premiums paid by Globalstar for life insurance. This employee was not granted a cash bonus or any equity awards during 2022.

As a global telecommunications company, our workforce is diverse from full-time engineers and technical experts to part-time hourly customer care personnel.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

The following table shows (i) the number of shares of common stock beneficially owned as of the Record Date by each director and nominee for director, by each current executive officer, and by all directors, nominees, and current executive officers as a group and (ii) all the persons who were known to be beneficial owners of five percent or more of our common stock, our only voting securities, on May 1, 2023 based upon 1,813,134,974 shares of common stock outstanding as of that date. Holders of our common stock are entitled to one vote per share.

	Amount and Nature of Beneficial Ownership
	Common Stock
Name of Beneficial Owner(1)	Shares	Percent of Class
James Monroe III(2) FL Investment Holdings, LLC Thermo Funding Company, LLC Thermo Funding II LLC Globalstar Satellite, L.P. Monroe Irr. Educational Trust	1,078,157,992	59.3%
Timothy E. Taylor(3) Thermo Investments III LLC	14,938,402	*
James F. Lynch(4) Thermo Investments II LLC	13,939,603	*
David B. Kagan(5)	3,988,266	*
L. Barbee Ponder(6)	1,861,906	*
William A. Hasler(7)	1,823,467	*
Rebecca S. Clary(8)	1,151,438	*
Michael J. Lovett(9)	888,466	*
Keith O. Cowan(9)	876,467	*
Benjamin G. Wolff(9)	862,669	*
All directors and current executive officers as a group (10 persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)	1,118,488,676	61.6%

* Less than 1% of outstanding shares.

(1) “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. Stock is “beneficially owned” if a person has or shares the power (a) to vote or direct its vote or (b) to sell or direct its sale, even if the person has no financial interest in the stock. Also, stock that a person has the right to acquire, such as through the exercise of options or warrants, within sixty (60) days of the Record Date is considered to be “beneficially owned.” These shares are deemed to be outstanding and beneficially owned by the person holding the derivative security for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person has full voting and investment power over the stock listed.

(2) The address of Mr. Monroe, FL Investment Holdings, LLC, Thermo Funding, LLC, Thermo Funding II LLC, Globalstar Satellite, L.P., Monroe Irr. Educational Trust, James Monroe III Grantor Trust and Thermo Investments LP is 1735 Nineteenth Street, Denver, CO 80202. This number includes 640,750 shares held by FL Investment Holdings, LLC, 197,139,972 held by Thermo Funding Company, LLC, 875,540,711 shares held by Thermo Funding II LLC, 100,000 shares held by Thermo Properties II, LLC, 618,558 shares held by Globalstar Satellite, L.P. 3,000,000 held by the Monroe Irr. Educational Trust, 29,334 held by James Monroe III Grantor Trust and 200,200 held by Thermo Investments LP. Mr. Monroe controls, either directly or indirectly, each of FL Investment Holdings, Thermo Funding Company, LLC, Thermo Funding II LLC, Globalstar Satellite, L.P. Monroe Irr. Educational Trust, James Monroe III Grantor Trust and Thermo Investments LP, and, therefore, is deemed the beneficial owner of the common stock held by these entities. Mr. Monroe also individually owns 588,468 shares and may acquire 299,999 shares of common stock upon the exercise of currently exercisable stock options.

(3) Includes 385,549 shares of common stock that he may acquire upon the exercise of currently exercisable stock options and 12,253,649 shares held by Thermo Investments III LLC.

(4) Includes 799,999 shares of common stock that he may acquire upon the exercise of currently exercisable stock options and 12,371,136 shares held by Thermo Investments II LLC.

(5) Includes 250,000 shares of common stock that he may acquire upon the exercise of currently exercisable stock options.

(6) Includes 80,000 shares of common stock that he may acquire upon the exercise of currently exercisable stock options.

(7) Includes 1,099,999 shares of common stock that he may acquire upon the exercise of currently exercisable stock options.

(8) Includes 120,000 shares of common stock that she may acquire upon the exercise of currently exercisable stock options.

(9) Includes 299,999 shares of common stock that he may acquire upon the exercise of currently exercisable stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding the number of shares of Common Stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	18,053,751 (1)	$1.29 (2)	— (3)
Equity compensation plans not approved by security holders	—	—	—
Total	18,053,751 (1)	$1.29 (2)	— (3)

(1) Consists of unvested restricted stock awards, unvested restricted stock units and unexercised stock options.

(2) Restricted stock awards and restricted stock units do not have an exercise price; therefore, this column only reflects the weighted-average exercise price of outstanding stock options.

(3) As of December 31, 2022, there were no remaining shares of common stock reserved for future issuance under our 2006 Equity Incentive Plan. In February 2023, our board of directors authorized an additional 20 million shares to be reserved for future issuance under our 2006 Equity Incentive Plan. 7.3 million shares remain available for issuance under our ESPP as of December 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Transactions

The Board has adopted a Related Person Transactions Policy with respect to transactions in which we participate and related persons have a material interest. Related persons include our executive officers, directors, director nominees, beneficial owners of 5% or more of our common stock and immediate family members of these persons. The policy considers and approves or disapproves related person transactions pursuant Item 404 of Regulation S-K. Certain related person transactions have been deemed pre-approved by the Audit Committee and do not require any other approval under the policy. If an Audit Committee member or his or her family member is involved in a related person transaction, the member will not participate in the approval or ratification of the transaction. In instances where it is not practicable or desirable to wait until the next meeting of the Audit Committee for review of a related person transaction, the policy grants to the Chair of the Audit Committee (or, if the Chair or his or her family member is involved in the related person transaction, any other member of the Audit Committee) delegated authority to act between Audit Committee meetings for these purposes. A report of any action taken pursuant to delegated authority must be made at the next Audit Committee meeting.

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

Our Certificate of Incorporation and Bylaws provide that as long as Thermo and its affiliates beneficially own at least 45% of the Company’s Common Stock, subject to certain exceptions, approval by a majority of shares held by stockholders other than Thermo and its affiliates is required for any related-party transaction between the Company and Thermo and its affiliates. Certain related party transactions involving Thermo and its affiliates are also subject to review by the Strategic Review Committee or to the approval of our shareholders. Please see “Strategic Review Committee” under Item 10 above, and please see “Reportable Related Party Transactions and Compensation Committee Interlocks and Insider Participation” under Item 11 above for discussion of related party transactions.

Director Independence

Please see “Board Governance” under Item 10 above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below presents fees for professional audit and other services rendered by EY for the fiscal years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees (1)	$1,017,665	$982,295
Audit-Related Fees (2)	20,000	20,000
Tax Fees (3)	537,191	802,656
All Other Fees	-	-
TOTAL	$1,574,856	$1,804,951

(1) Fees for audit services billed related to the audits of our annual financial statements as well as other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2) Fees for audit-related services primarily include agreed-upon procedures required to comply with the terms of our facility agreement.

(3) Fees for tax compliance, tax advice and tax planning services. During both 2022 and 2021, these fees also included consulting services related to international logistics and indirect taxes (including value-added-tax and goods and services tax) levied by various countries around the world.

Policy on Pre-Approval Process of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services to be provided by the independent registered public accountants. Non-audit services may include audit-related services, tax services and other services not prohibited by SEC rules on auditor independence. Pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. The independent auditors report periodically to the Audit Committee regarding the extent of services they provided in accordance with the Committee’s pre-approvals and the fees for services performed to date. In 2022, the Audit Committee’s pre-approval requirement was not waived for any fees or services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3) Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

		By:	/s/ David B. Kagan
Date:	August 29, 2023		David B. Kagan
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to DEF 14A filed April 12, 2021)

3.2*	Fourth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on April 15, 2019)

3.3*	Certificate of Designation filed November 15, 2022 (Exhibit 3.1 to Form 8-K filed on November 16, 2022)

4.1*	Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of April 15, 2008 (Exhibit 4.1 to Form 8-K filed April 16, 2008)

4.2*
Fourth Supplemental Indenture between Globalstar, Inc. and U.S. Bank, National Association as Trustee dated as of May 20, 2013, including Form of Global 8% Convertible Senior Note due 2028 (Exhibit 4.1 to Form 8-K filed May 20, 2013)

4.3‡	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Amended and Restated Loan Agreement between Globalstar, Inc., and Thermo Funding Company LLC dated as of July 31, 2013 (Exhibit 10.4 to Form 8-K filed August 22, 2013)

10.2*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.3*	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019 (Exhibit 10.1 to Form 10-Q filed May 2, 2019

10.4*	Form of Indemnification Agreement between Globalstar, Inc. and its Directors dated February 26, 2019 (Exhibit 10.50 to Form 10-K filed February 28, 2019)

10.5*	Subordinated Loan Agreement Dated as of July 2, 2019 by and among Globalstar, Inc. and Other Lenders (Exhibit 10.1 to Form 10-Q filed August 9, 2019)

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

10.12*	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.13*	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.14*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.15*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.16*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.17*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.18*†	2019 Key Employee Bonus Plan (Exhibit 10.52 to Form 10-K Filed February 28, 2020)

10.19*††	2020 Key Employee Bonus Plan (Exhibit 10.1 to Form 10-Q filed November 5, 2020)

10.20*††	2021 Key Employee Bonus Plan (Exhibit 10.24 to Form 10-K Filed March 4, 2021)

10.21*††	2022 Key Employee Bonus Plan (Exhibit 10.21 to Form 10-K filed February 25, 2022)

10.22*	Letter Agreement with David Kagan dated November 27, 2017 (Exhibit 10.55 to Form 10-K filed February 23, 2018)

10.23*	Letter Agreement with David Kagan dated September 4, 2018 (Exhibit 10.59 to Form 10-K filed February 28, 2019)

10.24*††	Amended and Restated Prepayment Agreement dated May 19, 2021 (Exhibit 10.1 to Form 10-Q filed August 5, 2021)

10.25*††	Satellite Procurement Agreement dated February 21, 2022 between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation (Exhibit 10.1 to Form 10-Q filed May 5, 2022)

10.26*††	Conformed Copy of Key Terms Agreement reflecting amendments through September 7, 2022 (Exhibit 10.1 to Form 8-K filed September 7, 2022)

10.27*††	Exchange Agreement dated November 15, 2022 (Exhibit 10.1 to Form 8-K filed November 16, 2022)

10.28*††	Letter Agreement dated November 15, 2022 (Exhibit 10.2 to Form 8-K filed November 16, 2022)
10.29††‡	Forbearance Agreement between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation dated October 28, 2022
10.30††‡	Second Forbearance Agreement among Globalstar, Inc., Macdonald, Dettwiler and Associates Corporation and Rocket Lab USA, Inc. dated January 31, 2023

21.1‡	Subsidiaries of Globalstar, Inc.

23.1‡	Consent of Ernst & Young LLP

24.1‡	Power of Attorney (included as part of page titled “Signatures”)

31.1‡	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2‡	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

31.3	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.4	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1‡	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2‡	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

‡	Previously filed in connection with the Registrant’s Annual Report on Form 10-K (File No. 001-33117), filed on March 1, 2023 and incorporated by reference herein.