Form 10-Q
period 2023-09-30
Globalstar, Inc.
filed 2023-11-02
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of October 27, 2023, 1.9 billion shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Service revenue	$53,643	$33,301	$155,245	$95,693
Subscriber equipment sales	4,040	4,325	16,154	11,505
Total revenue	57,683	37,626	171,399	107,198
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	13,872	11,294	37,938	32,783
Cost of subscriber equipment sales	3,458	3,490	13,429	9,153
Cost of subscriber equipment sales - reduction in the value of inventory	—	8,537	—	8,553
Marketing, general and administrative	12,090	8,607	31,843	25,166
Stock-based compensation	4,346	2,100	10,638	4,575
Reduction in the value of long-lived assets	35	166,001	35	166,526
Depreciation, amortization and accretion	21,865	24,238	65,688	72,151
Total operating expenses	55,666	224,267	159,571	318,907
Income (loss) from operations	2,017	(186,641)	11,828	(211,709)
Other (expense) income:
Loss on extinguishment of debt	—	—	(10,403)	—
Interest income and expense, net of amounts capitalized	(3,945)	(7,583)	(11,047)	(24,300)
Foreign currency loss	(4,151)	(9,406)	(206)	(13,297)
Derivative gain (loss) and other	25	(884)	373	(2,223)
Total other expense	(8,071)	(17,873)	(21,283)	(39,820)
Loss before income taxes	(6,054)	(204,514)	(9,455)	(251,529)
Income tax expense (benefit)	115	(153)	185	51
Net loss	$(6,169)	$(204,361)	$(9,640)	$(251,580)

Other comprehensive loss:
Foreign currency translation adjustments	2,503	6,613	(233)	11,249
Defined benefit pension plan liability adjustment	$—	$2,073	$—	$2,073
Comprehensive loss	$(3,666)	$(195,675)	$(9,873)	$(238,258)

Net loss attributable to common shareholders (Note 11)	(8,842)	(204,361)	(17,572)	(251,580)

Net loss per common share:
Basic	$0.00	$(0.11)	$(0.01)	$(0.14)
Diluted	0.00	(0.11)	(0.01)	(0.14)
Weighted-average shares outstanding:
Basic	1,836,251	1,800,504	1,820,582	1,799,364
Diluted	1,836,251	1,800,504	1,820,582	1,799,364
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$64,136	$32,082
Accounts receivable, net of allowance for credit losses of $2,086 and $2,892, respectively	43,218	26,329
Inventory	12,197	9,264
Prepaid expenses and other current assets	24,087	13,569
Total current assets	143,638	81,244
Property and equipment, net	612,911	560,371
Operating lease right of use assets, net	34,273	30,859
Prepaid satellite costs and customer receivable	13,600	27,570
Intangible and other assets, net of accumulated amortization of $12,060 and $10,908, respectively	106,190	38,425
Total assets	$910,612	$738,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,200	$—
Accounts payable	3,631	3,843
Vendor financing	—	59,575
Accrued expenses	24,837	22,554
Accrued satellite construction costs	65,744	36,139
Payables to affiliates	153	326
Deferred revenue, net	58,091	74,639
Total current liabilities	184,656	197,076
Long-term debt	307,130	132,115
Operating lease liabilities	29,524	27,635
Deferred revenue, net	2,020	62,877
Other non-current liabilities	3,916	3,995
Total non-current liabilities	342,590	226,622

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 shares authorized and none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series A Preferred Convertible Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,876,120,002 and 1,811,074,696 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	188	181
Additional paid-in capital	2,424,073	2,345,612
Accumulated other comprehensive income	9,009	9,242
Retained deficit	(2,049,904)	(2,040,264)
Total stockholders’ equity	383,366	314,771
Total liabilities and stockholders’ equity	$910,612	$738,469
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2023	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	2,037	—	3,795	—	—	3,795
Contribution of services	—	—	—	—	47	—	—	47
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	—	—	102	—	—	102
Series A Preferred Stock Dividends	—	—	—	—	(3,952)	—	—	(3,952)
Other comprehensive loss	—	—	—	—	—	(1,429)	—	(1,429)
Net loss	—	—	—	—	—	—	(3,480)	(3,480)
Balances – March 31, 2023	149	$—	1,813,112	$181	$2,345,604	$7,813	$(2,043,744)	$309,854
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	363	—	1,874	—	—	1,874
Contribution of services	—	—	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	—	—	497	—	636	—	—	636
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Fair value of Thermo guarantee associated with the 2023 Funding Agreement	—	—	—	—	6,897	—	—	6,897
Other comprehensive loss	—	—	—	—	—	(1,307)	—	(1,307)
Net income	—	—	—	—	—	—	9	9
Balances – June 30, 2023	149	$—	1,813,972	$181	$2,352,414	$6,506	$(2,043,735)	$315,366
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	2,171	1	3,870	—	—	3,871
Contribution of services	—	—	—	—	47	—	—	47
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Issuance of stock in connection with License Agreement with XCOM	—	—	59,977	6	70,415	—	—	70,421
Other comprehensive income	—	—	—	—	—	2,503	—	2,503
Net loss	—	—	—	—	—	—	(6,169)	(6,169)
Balances – September 30, 2023	149	—	1,876,120	$188	$2,424,073	$9,009	$(2,049,904)	$383,366

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2022	—	$—	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	703	—	2,230	—	—	2,230
Contribution of services	—	—	—	—	47			47
Recognition of stock-based compensation of employee stock purchase plan	—	—	—	—	117	—	—	117
Common stock issued in connection with conversion of 2013 8.00% Notes	—	—	2,253	—	2,548	—	—	2,548
Other comprehensive loss	—	—	—	—	—	(679)	—	(679)
Net loss	—	—	—	—	—	—	(20,462)	(20,462)
Balances – March 31, 2022	—	$—	1,799,485	$180	$2,151,652	$1,211	$(1,803,811)	$349,232
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	546	—	879	—	—	879
Contribution of services	—	—	—	—	47	—	—	47
Net issuance of stock through employee stock purchase plan and recognition of stock-based compensation	—	—	446	—	617	—	—	617
Other comprehensive income	—	—	—	—	—	5,315	—	5,315
Net loss	—	—	—	—	—	—	(26,757)	(26,757)
Balances – June 30, 2022	—	$—	1,800,477	$180	$2,153,195	$6,526	$(1,830,568)	$329,333
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	46	—	1,815	—	—	1,815
Contribution of services	—	—	—	—	47	—	—	47
Recognition of stock-based compensation of employee stock purchase plan	—	—	—	—	60	—	—	60
Other comprehensive income	—	—				8,686		8,686
Net loss	—	—	—	—	—	—	(204,361)	(204,361)
Balances – September 30, 2022	—	—	1,800,523	$180	$2,155,117	$15,212	$(2,034,929)	$135,580
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows provided by operating activities:
Net loss	$(9,640)	$(251,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	65,688	72,151
Stock-based compensation expense	10,638	4,433
Noncash consideration, net, associated with wholesale capacity contract	(2,216)	—
Reduction in value of long-lived assets and inventory	35	175,079
Noncash interest and accretion expense	12,304	23,788
Unrealized foreign currency loss	131	13,399
Write off of debt discount and deferred financing costs upon extinguishment of debt	10,194	—
Noncash expenses associated with SSA, net of amortization	892	—
Other, net	(477)	738
Changes in operating assets and liabilities:
Accounts receivable	2,082	(952)
Inventory	(2,029)	(1,295)
Prepaid expenses and other current assets	(145)	1,788
Other assets	(515)	352
Accounts payable and accrued expenses	(5,435)	(10,272)
Payables to affiliates	(173)	(303)
Other non-current liabilities	45	(2,602)
Deferred revenue	(12,823)	6,981
Net cash provided by operating activities	68,556	31,705
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(110,215)	—
Other network upgrades to support the Service Agreements	(18,085)	(18,604)
Payments of capitalized interest	(8,810)	—
Network upgrades to support product development	(4,960)	(5,839)
Purchase of intangible assets	(315)	(863)
Net cash used in investing activities	(142,385)	(25,306)
Cash flows provided by (used in) financing activities:
Principal and interest payments of the 2019 Facility Agreement	(148,281)	(6,341)
Proceeds from 2023 13% Notes	190,000	—
Proceeds from 2023 Funding Agreement	87,730	—
Principal payment of 2021 Funding Agreement	(6,250)	—
Dividends paid on Series A Preferred Stock	(9,269)	—
Payments for debt issuance costs	(8,556)	—
Proceeds from issuance of common stock and exercise of options	528	455
Net cash provided by (used in) financing activities	105,902	(5,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(68)
Net increase in cash, cash equivalents and restricted cash	32,054	445
Cash, cash equivalents and restricted cash, beginning of period	32,082	14,304
Cash, cash equivalents and restricted cash, end of period	$64,136	$14,749

	As of:
	September 30, 2023	December 31, 2022
Reconciliation of cash and cash equivalents
Cash and cash equivalents	$64,136	$32,082
Total cash and cash equivalents cash shown in the statement of cash flows	$64,136	$32,082

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,512	$—

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$3,547	$8,615
Capitalized accretion of debt discount and amortization of prepaid financing costs	3,620	1,305
Satellite construction assets acquired through vendor financing arrangement	—	69,896
Re-characterization of 2021 Funding Agreement to debt	87,950	—
Fair value of common stock issued for License Agreement	58,534	—
Fair value of common stock issued for SSA	11,887	—

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill, eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 should be applied prospectively and is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. Prior to August 2023, the Company did not have any recorded goodwill on its consolidated balance sheets. In connection with the License Agreement (discussed below) entered into in August 2023, the Company recorded goodwill and is now subject to the guidance pursuant to ASU 2017-04. The Company adopted ASU 2017-04 effective July 1, 2023. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

2. LICENSE AGREEMENT

As more fully described in the Company’s Current Report on Form 8-K filed with the Commission on August 31, 2023, on August 29, 2023, the Company entered into an Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (“Licensor” or “XCOM”). Under the License Agreement, the Company purchased an exclusive (subject to the qualifications set forth in the license agreement) right and license (the “License”) as well as Intellectual Property Assets (as defined in the License Agreement) relating to the development and commercialization of XCOM’s technologies for wireless spectrum innovations.

As consideration for the License and other agreements of Licensor in the License Agreement, the Company issued 60.6 million shares of its common stock, par value $0.0001 per share (the “Stock Consideration”), representing a transaction value of approximately $68.7 million, subject to adjustment and a holdback to provide for certain liabilities related to the Intellectual Property Assets. The number of shares issued as Stock Consideration was calculated using the volume-weighted average market price of the Common Stock on the NYSE American for the 20 trading days immediately preceding August 29, 2023.

In connection with the License Agreement, the Company also entered into a Support Services Agreement (the “SSA”) with XCOM. Pursuant to the SSA, XCOM is required to provide services to the Company assisting with certain operations of the business relating to the Intellectual Property Assets and to make available to the Company certain employees and facilities associated with the foregoing. Fees payable by Globalstar pursuant to the SSA will be based on costs incurred to provide the services and will be paid in shares of Globalstar common stock or cash at its option.

The Company accounted for the License Agreement under ASC 805, Business Combinations and allocated the preliminary purchase price based on the fair value of tangible and intangible assets acquired. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the transaction date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

As discussed above, the fair value of the consideration transferred totaled $70.4 million and was paid in Globalstar common stock. Approximately 18.8 million shares transferred were subject to legal trading restrictions. These shares were valued using a Black-Scholes pricing model (refer to Note 8: Fair Value Measurements for further discussion) and the fair value on the transaction date was $19.0 million. Approximately 41.8 million shares transferred were not subject to legal trading restrictions and, pursuant to applicable accounting guidance and the Company's accounting policy election, were valued using the low price on the transaction date with a fair value of $51.4 million. The fair value of the consideration transferred included $58.5 million associated with the purchase price and the reimbursement of the seller's transaction costs as well as $11.9 million associated with the initial service period under the SSA. The Company recorded this amount as a prepaid asset on its consolidated balance sheets and will amortize the prepayment to cost of services and management, general and administrative expenses over the initial service period of nine months.

The allocation of the purchase price on August 29, 2023 is reflected in the tables below (amounts in thousands):

Identifiable assets acquired
Developed intellectual property (included in intangible assets)	$25,980
Other	1,929
Total identifiable assets acquired	27,909
Goodwill (included in intangible assets)	30,624
Net assets acquired	$58,533

There were no liabilities assumed by the Company at the time of the License Agreement. Other items in the table above include primarily equipment, inventory and the fair value of the trade name.

The table below reflects the intangible assets acquired and weighted-average useful lives (amounts in thousands):

Intangible Asset	Initial Fair Value	Weighted-Average Useful Life (years)
Trade name (included in Other in the table above)	$560	5
Developed intellectual property	25,980	10

The fair values of the intangible assets are provisional pending receipt of the final valuations for those assets. The trade name was valued using an income approach, specifically a relief from royalty method. The developed intellectual property was valued using the income approach, specifically a discounted cash flow method.

Goodwill represents the excess of the purchase price of the net identifiable tangible assets acquired. At the transaction date, the goodwill of $30.6 million is attributable to the workforce of the acquired entity and significant synergies. All of the goodwill was assigned to Globalstar's MSS business, its only reportable segment. The total goodwill is expected to be deductible for income tax purposes.

During the three months ended September 30, 2023, the Company incurred $2.9 million of acquisition-related costs, which primarily consisted of transaction fees as well as legal, accounting and other professional fees. These costs are recorded in management, general and administrative expenses on the Company's condensed consolidated statements of operations.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service revenue:
Subscriber services
Duplex	$7,978	$9,021	$20,088	$22,103
SPOT	11,350	11,753	33,703	34,544
Commercial IoT	6,347	4,673	16,881	14,381
Wholesale capacity services	27,517	6,972	83,406	22,640
Engineering and other services	451	882	1,167	2,025
Total service revenue	53,643	33,301	155,245	95,693

Subscriber equipment sales:
SPOT	1,746	1,558	6,185	4,707
Commercial IoT	2,262	2,713	9,975	6,427
Other	32	54	(6)	371
Total subscriber equipment sales	4,040	4,325	16,154	11,505

Total revenue	$57,683	$37,626	$171,399	$107,198

The Company is the operator for certain satellite-enabled services offered by Apple ("Partner") (the "Services") pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022. Revenue associated with the Service Agreements is included in "Wholesale capacity services" in the table above.

As consideration for the services provided by Globalstar under the Service Agreements, payments include a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. During the third quarter of 2023, revenue recognized in connection with the Service Agreements included approximately $4.4 million for a bonus earned for the maintenance of the Company's global MSS authorizations. During the first quarter of 2023, revenue recognized included $6.5 million received in connection with the amendment of the Service Agreements in February 2023 as consideration related to performance obligations completed in prior periods.

Accounts Receivable

The Company records trade accounts receivable from its customers, including MSS subscribers and its wholesale capacity customer, when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. In addition to receivables arising from the sale of goods or services, the Company also has certain arrangements whereby it acts as an agent to procure goods and perform services under the Service Agreements.

Receivables are included in "Accounts receivable, net of allowance for credit losses," on the Company's consolidated balance sheets except for the long-term portion of the wholesale capacity accounts receivable, which is included in "Prepaid satellite costs and customer receivable." The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands).

	As of:
	September 30, 2023	December 31, 2022
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$20,203	$14,850
Wholesale capacity accounts receivable	21,322	7,234
Agency agreement accounts receivable	1,693	4,245
Total accounts receivable, net of allowance for credit losses	$43,218	$26,329
Long-term wholesale capacity accounts receivable	—	16,100
Total accounts receivable (short-term and long-term), net of allowance for credit losses	$43,218	$42,429

During the third quarter of 2023, the Company reclassified $16.1 million of accounts receivable associated with the Service Agreements from long-term accounts receivable to short-term accounts receivable. This balance is associated with amounts that are contractually owed to the Company for meeting performance obligations related to the next-generation satellite constellation prior to the Phase 2 Service Period. The Company expects that this amount will be paid during the next twelve months.

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system under the satellite procurement agreement, as amended, with Macdonald, Dettwiler and Associates Corporation ("MDA") and certain other costs incurred for the new satellites; these payments are expected to be paid to the Company on a straight-line basis commencing with the launch of these satellites through their estimated useful life ("Phase 2 Service Period"). Based on construction in progress incurred by Globalstar, amounts expected to be billed by the Company associated with this phase of the Service Agreements were $177.7 million as of September 30, 2023.

In prior year filings, the Company recorded a long-term unbilled receivable and related long-term deferred revenue reflecting its Partner’s obligation to fund certain construction costs to the Company associated with the satellites that are being constructed to provide service during the Phase 2 Service Period. During 2023, the Company revised this presentation and applied this change to its December 31, 2022 balance sheet. This change in accounting presentation has no impact on Partner’s obligation to provide funding for the satellite construction costs nor the expected revenue the Company will recognize during the Phase 2 Service Period.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. Contract liabilities reflect balances from its customers, including MSS subscribers and its wholesale capacity customer under the Service Agreements. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of:
	September 30, 2023	December 31, 2022
Short-term contract liabilities
Subscriber contract liabilities	$24,281	$21,987
Wholesale capacity contract liabilities	33,810	52,652
Total short-term contract liabilities	$58,091	$74,639
Long-term contract liabilities
Subscriber contract liabilities	$1,605	$1,704
Wholesale capacity contract liabilities, net of contract asset	415	61,173
Total long-term contract liabilities	$2,020	$62,877
Total contract liabilities	$60,111	$137,516

For subscriber contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $18.9 million and $22.8 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $41.6 million and less than $0.1 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of September 30, 2023, the Company expects to recognize $24.3 million of its remaining performance obligations to its subscribers during the next twelve months. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods. As of September 30, 2023, the Company expects to recognize $33.8 million of its remaining performance obligations during the next twelve months.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	September 30, 2023	December 31, 2022
Wholesale capacity contract liabilities, net:
Advanced payments for services expected to be performed with the second-generation satellite constellation during Phase 1 (2)	$6,079	$99,671
Additional consideration associated with the 2021 and 2023 Funding Agreements (3)	13,921	—
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022 during Phases 1 and 2	24,113	25,438
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	15,700	22,540
Advanced payments for the Phase 1 service fee and service-related operating expenses and capital expenditures	20,496	18,872
Contract asset (1)	(46,084)	(52,696)
Wholesale capacity contract liabilities, net	$34,225	$113,825

(1)In November 2022, the Company issued warrants to Partner (the "Warrants"). The initial fair value of the Warrants at the time of issuance was $48.3 million and recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the Warrants is recorded as a reduction to revenue over the period in which the Company performs its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided.
(2)During 2021, the Company received payments from Partner totaling $94.2 million (the "2021 Funding Agreement"). In February 2023, the Service Agreements were amended. This amendment, which was effective in April 2023, changed certain terms in the 2021 Funding Agreement, resulting in $88.0 million previously recorded as deferred revenue being re-characterized as debt. See further discussion in Note 6: Long-Term Debt and Other Financing Arrangements.

(3)In connection with the Company recording the fair value of its financial obligations in the amended 2021 and 2023 Funding Agreements, it recorded a debt discount of $11.6 million and $4.5 million, respectively, representing the difference between the present value of the future principal payments discounted using the prevailing market rate at the date of issuance of the debt and the effective rate. The offset was recorded to deferred revenue and is being recognized into revenue over the Phase 1 and 2 Service Periods, respectively.

4. LEASES

The following tables disclose the components of the Company’s finance and operating leases (amounts in thousands):

	As of:
	September 30, 2023	December 31, 2022
Operating leases:
Right-of-use asset, net	$34,273	$30,859

Short-term lease liability (recorded in accrued expenses)	2,946	2,747
Long-term lease liability	29,524	27,635
Total operating lease liabilities	$32,470	$30,382

Finance leases:
Right-of-use asset, net (recorded in intangible and other current assets, net)	$85	$104

Short-term lease liability (recorded in accrued expenses)	17	16
Long-term lease liability (recorded in non-current liabilities)	58	71
Total finance lease liabilities	$75	$87

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost:
Amortization of right-of-use assets, net	$769	$369	$2,144	$1,206
Interest on lease liabilities	707	571	1,954	1,848
Finance lease cost:
Amortization of right-of-use assets	12	4	22	7
Short-term lease cost	163	205	674	413
Total lease cost	$1,651	$1,149	$4,794	$3,474

Interest on finance lease liabilities was less than $0.1 million for the three and nine months ended September 30, 2023 and 2022; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases.

	As of:
	September 30, 2023	December 31, 2022

Weighted-average lease term
Finance leases	3.9 years	4.6 years
Operating Leases	9.9 years	10.1 years

Weighted-average discount rate
Finance leases	10.2%	10.2%
Operating leases	8.6%	8.5%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,420	$3,675

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the nine months ended September 30, 2023 and 2022; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of September 30, 2023 (amounts in thousands):

	Operating Leases	Finance Leases

2023 (remaining)	$1,422	$6
2024	5,562	23
2025	5,591	23
2026	5,638	23
2027	5,516	15
Thereafter	24,119
Total lease payments	$47,848	$90
Imputed interest	(15,378)	(15)
Discounted lease liability	$32,470	$75

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	September 30, 2023	December 31, 2022
Globalstar System:
Space component	$1,230,433	$1,246,343
Ground component	98,966	102,567
Construction in progress:
Space component	213,414	110,068
Ground component	12,718	5,316
Other	11,233	9,167
Total Globalstar System	1,566,764	1,473,461
Internally developed and purchased software	23,324	22,509
Equipment	10,630	8,042
Land and buildings	2,601	1,681
Leasehold improvements	2,083	2,083
Total property and equipment	1,605,402	1,507,776
Accumulated depreciation	(992,491)	(947,405)
Total property and equipment, net	$612,911	$560,371

In 2022, the Company entered into an agreement with MDA for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system. This agreement had an initial contract price of $327 million, of which $182.5 million had been incurred as of September 30, 2023. The "space component" of construction in progress in the table above includes costs incurred under the MDA contract as well as associated personnel costs and capitalized interest. Accrued satellite construction costs on the Company's condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 included $65.7 million and $36.1 million, respectively, of work completed, but not yet invoiced, under the satellite procurement agreement. As of September 30, 2023 and December 31, 2022, the Company also recorded $7.4 million and $11.5 million, respectively, as prepaid satellite construction costs for the first milestone payment made upon signing of the contract; these costs are recorded in Prepaid satellite costs and customer receivable on the Company's condensed consolidated balance sheets.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	As of:
	September 30, 2023			December 31, 2022
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2023 Funding Agreement	$87,730	$11,125	$76,605	$—	$—	$—
2021 Funding Agreement	81,700	8,312	73,388	—	—	—
2023 13% Notes	205,958	16,621	189,337	—	—	—
2019 Facility Agreement	—	—	—	143,213	11,098	132,115
Vendor financing	—	—	—	59,575	—	59,575
Total debt and vendor financing	$375,388	$36,058	$339,330	$202,788	$11,098	$191,690
Less: current portion	32,200	—	32,200	59,575	—	59,575
Long-term debt and vendor financing	$343,188	$36,058	$307,130	$143,213	$11,098	$132,115

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. All amounts outstanding associated with the Company's vendor financing arrangement were due in March 2023 and, therefore, were reflected as a current liability on the Company's consolidated balance sheet as of December 31, 2022. As of September 30, 2023, the current portion of long-term debt is associated with the 2021 Funding Agreement and represents the amounts to be paid under the Service Agreements during the next twelve months.

2023 Funding Agreement

In February 2023, the Company and its Partner agreed to amend its Service Agreements to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company will use to fund 50% of the amounts due under its agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The 2023 Funding Agreement replaces the Company’s requirement to raise third-party financing for such costs as previously required under the Service Agreements and will be funded on a quarterly basis, as needed and subject to certain conditions in the agreement. The remaining amount of the satellite costs is expected to be funded from Globalstar’s operating cash flows. The first payment under the 2023 Funding Agreement was made to the Company in April 2023 in the amount of $87.7 million. These proceeds were used to pay amounts owed to MDA for milestones completed as of the payment date.

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

Thermo has agreed to provide support of certain of the Company’s obligations under the 2023 Funding Agreement. Currently, this support agreement is directly between Thermo and Partner, and the parties have agreed to replace it with agreement between Thermo, the Company and the Partner. Entry into this guarantee agreement received shareholder approval in June 2023, and it is expected to be effective during the fourth quarter of 2023. See further discussion regarding Thermo's guarantee in Note 10: Related Party Transactions.

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

The table below outlines the components of the first draw under the 2023 Funding Agreement at funding (amounts in thousands):

Principal	$87,730
Debt Discount - Thermo Guarantee	(6,897)
Debt Discount - Customer Relationship	(4,509)
Debt Discount - Embedded Derivative	(341)
Fair Value at Issuance	$75,983

2021 Funding Agreement

During 2021, the Company received payments under the 2021 Funding Agreement totaling $94.2 million. In connection with the February 2023 amendment of the Service Agreements (discussed above), certain terms of the 2021 Funding Agreement were amended to align with the terms of the 2023 Funding Agreement, including granting Partner a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries to secure the Company's repayment of amounts funded. This amendment resulted in the Company re-characterizing the previously recorded deferred revenue to debt. On the amendment date, the Company recorded the funding under the 2021 Funding Agreement at fair value, net of a debt discount. The Company is accreting the debt discount to interest expense through the maturity date using an effective interest rate method.

The table below outlines the components of the 2021 Funding Agreement (amounts in thousands):

Principal	$94,200
Less: Amount Repaid Prior to Amendment	(6,250)
Debt Discount - Customer Relationship	(11,626)
Fair Value at Issuance	$76,324

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

The 2023 13% Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount of the 2023 13% Notes. The Company used a portion of the net proceeds to pay financing costs of $7.8 million, which were recorded on the Company's condensed consolidated balance sheet as a reduction in the carrying amount of the debt. The 2023 13% Notes bear interest initially at a rate of 13.00% per annum payable semi-annually in arrears. The Company is required to pay interest (i) at a rate per annum of 4.00% which must be paid in cash and (ii) at a rate per annum of 9.00% which may be paid either (a) in-kind (“PIK”) by increasing the principal amount of the 2023 13% Notes outstanding or (b) in cash, in such proportion as the Company may choose, with a step up in the PIK component of the interest if any 2023 13% Notes remain outstanding after March 15, 2028. Pursuant to the Service Agreements, the Company has agreed to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum.

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

Reflected in the table below is a rollforward of the Company's obligations under its vendor financing arrangement with MDA (amounts in thousands):

	2023	2022
Confirmed obligations outstanding, January 1, 2023 and 2022, respectively	$59,575	$—
Invoices confirmed during the periods	—	73,575
Confirmed invoices paid during the periods	(59,575)	(14,000)
Confirmed obligations outstanding, September 30, 2023 and December 31, 2022, respectively	$—	$59,575
2022

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

Payment Period	Payment Date	Payment Amount
November 15, 2022 - December 31, 2022	January 2023	$1,337
January 1, 2023 - March 31, 2023	April 2023	2,615
April 1, 2023 - June 30, 2023	June 2023	2,644
July 1, 2023 - September 30, 2023	September 2023	2,673

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

The instruments and related features embedded in the debt instruments that are required to be accounted for as derivatives are described below. See Note 8: Fair Value Measurements for further discussion.

2023 Funding Agreement

The 2023 Funding Agreement contains certain prepayment features that are required to be bifurcated and recorded as an embedded derivative liability on the Company's condensed consolidated balance sheet with a corresponding debt discount that is netted against the principal amount of the draws under the 2023 Funding Agreement. The Company determined the fair value of the embedded derivative liability using a discounted cash flow model. During the three and nine months ended September 30, 2023, the Company recorded a derivative loss of $0.1 million and a derivative gain of $0.2 million, respectively, which is reflected in derivative gain (loss) and other in the Company’s condensed consolidated statement of operations. As of September 30, 2023, the fair value of the embedded derivative within the 2023 Funding Agreement was $0.1 million.

Compound Embedded Derivative within 2013 8.00% Notes

The 2013 8.00% Notes contained a conversion option and contingent put feature that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model. During the nine months ended September 30, 2022, the Company recorded a derivative gain totaling $0.2 million, which is reflected in derivative gain (loss) and other in the Company’s condensed consolidated statement of operations.

During the first quarter of 2022, the remaining principal amount of the 2013 8.00% Notes was converted into shares of Globalstar common stock; accordingly, the associated derivative was extinguished and is no longer outstanding.

Compound embedded derivative within the 2019 Facility Agreement

The 2019 Facility Agreement contained certain contingently exercisable put features that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of this derivative using a probability weighted discounted cash flow model. During the three and nine months ended September 30, 2022, the Company recorded a derivative gain totaling $0.7 million and a derivative loss totaling $1.3 million, respectively, which is reflected in derivative gain (loss) and other in the Company’s condensed consolidated statement of operations. As of December 31, 2022, the fair value of the compound embedded derivative within the 2019 Facility Agreement was $0.1 million.

In November 2022, the Company exchanged a portion of the 2019 Facility Agreement into Series A Preferred Stock. In March 2023, the Company refinanced the remaining principal outstanding under the 2019 Facility Agreement with proceeds from the issuance of its 2023 13% Notes. As a result of this activity, the Company wrote off the embedded derivative associated with the 2019 Facility Agreement, which is included in "Loss on extinguishment of debt" on the condensed consolidated statement of operations; therefore, no balance remained as of March 31, 2023. See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion.

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

Embedded Derivative within the 2023 Funding Agreement

The embedded derivative associated within the 2023 Funding Agreement is valued using a discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 8.73% at September 30, 2023 and 8.52% at issuance. As the discount yield used in the valuation increases, the fair value of the embedded derivative increases. The significant unobservable input used in the fair value measurement includes estimated timing and amounts of cash flows associated with the prepayment features within the debt agreement. As projected cash flows increase, the fair value of the embedded derivative increases.

As of September 30, 2023, the embedded derivative within the 2023 Funding Agreement was categorized as a Level 3 fair value and was $0.1 million.

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

As of December 31, 2022, the compound embedded derivative within the 2019 Facility Agreement was categorized as a Level 3 fair value and was $0.1 million. In March 2023, the Company refinanced the remaining principal balance outstanding under the 2019 Facility Agreement and wrote off the associated embedded derivative balance; therefore, no balance remained as of March 31, 2023.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Balance at beginning of period, January 1, 2023 and 2022, respectively	$(122)	$(880)
Issuance of embedded derivative within the 2023 Funding Agreement	(341)	—
Derivative adjustment related to conversions	—	1,563
Derivative adjustment related to extinguishment of debt	122	—
Unrealized gain (loss), included in derivative gain (loss) and other	243	(805)
Balance at end of period, September 30, 2023 and December 31, 2022, respectively	$(98)	$(122)
Nonrecurring Fair Value Measurements
2023 Funding Agreement

As previously discussed, the Company entered into the 2023 Funding Agreement in February 2023. Significant quantitative Level 3 inputs were utilized in the valuation model as of the first draw date on April 18, 2023. The Company's first draw under the 2023 Funding Agreement occurred in April 2023 with a total fair value of $76.0 million calculated as the projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 8.52%.

Amounts payable under the 2023 Funding Agreement, are expected to be guaranteed by Thermo under a guarantee agreement among Thermo, the Company and the Partner. The Company recorded a total fair value of $6.9 million for this embedded feature, which was calculated as the difference in projected cash flows with and without the guarantee agreement discounted using calculated rates of 6.22% and 8.52%, respectively.

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

License Agreement

In connection with the License Agreement discussed in Note 2: License Agreement, the consideration paid was in the form of Globalstar common stock.

Approximately 41.8 million shares were not subject to legal trading restrictions and were valued using the low stock price on the transaction date, which was $1.23 per share. The total fair value of these shares was $51.4 million on the transaction date.

The remaining shares, totaling 18.8 million, were subject to legal trading restrictions and were valued using a Black-Scholes pricing model on the transaction date. The total fair value of these shares was $19.0 million and computed using the following assumptions on the transaction date:

	Underlying Stock Price and Exercise Price	Term (Years)	Volatility	Risk-Free Interest Rate
Fair Value of Consideration	$1.13	0.5	74.5%	5.52%

Performance Share Units

During the third quarter of 2023, the Company granted 44.5 million restricted stock units ("RSUs") to certain employees which are earned over a four-year performance period. The RSUs vest upon the Company's common stock trading at various price levels throughout the performance period. The RSUs were valued using a Monte Carlo simulation model. As of the grant date, September 25, 2023, the fair value of the RSUs was $39.5 million. This total fair value will be recognized over the derived service period for each tranche within the grant. The Monte Carlo simulation was computed using the following assumptions:

	Risk-Free Interest Rate	Stock Price Volatility	Market Price of Common Stock
Fair Value of RSUs	4.73%	80.00%	$1.29

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
See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt instruments.

9. COMMITMENTS AND CONTINGENCIES

Service Agreements

The Service Agreements set forth the primary terms for the Company to provide services to Partner and incur costs related primarily to new gateways and upgrades at existing gateways as well as satellite construction and launch services. The Service Agreements have an indefinite term but provide that either party may terminate subject to certain notice requirements and, in some cases, other conditions. The Service Agreements also provide for various commitments with which the Company must comply.

Satellite Procurement Agreement and Launch Services Agreement

As previously disclosed, the Company’s satellite procurement agreement provides for the Company to acquire at least 17 and up to 26 satellites at an initial contract price of $327 million, with initial delivery expected to occur in 2025. As more fully described in our Current Report on Form 8-K filed with the Commission on August 31, 2023, the Company’s Launch Services Agreement provides for the launch of the first set of these satellites. The Service Agreements provide for the Company to receive service payments equal to 95% of the approved capital expenditures under each contract.

10. RELATED PARTY TRANSACTIONS

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to normal purchase transactions were $0.2 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively.

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

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2023 lease payments will be $1.6 million. The lease term is ten years and will expire in January 2029. During each of the nine months ended September 30, 2023 and 2022, the Company incurred lease expense of $1.2 million under this lease agreement.

To fulfill its obligations under the Service Agreements, in November 2022, the Company entered into an Exchange Agreement with Thermo and certain other exchanging lenders providing for the exchange of all the outstanding principal amount of, and accrued and unpaid interest on, the exchanging lenders’ loans under the 2019 Facility Agreement for shares of the Company's Series A Preferred Stock. The terms of the Exchange Agreement were reviewed and approved by the Company's Board of Directors and Audit Committee. Thermo's ownership portion in the Series A Preferred Stock is $136.7 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2023, the Company paid Thermo dividends of $1.2 million for the period November 15, 2022 through December 31, 2022 and $2.4 million for each of the first, second and third quarters of 2023.

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

Amounts payable by the Company in connection with the 2023 Funding Agreement are expected to be guaranteed by Thermo under a guarantee agreement among Thermo, the Company and the Partner. Thermo has agreed to provide support of certain of the Company’s obligations under the 2023 Funding Agreement. Currently this support agreement is directly between Thermo and Partner, and the parties have agreed to replace it with an agreement between Thermo, the Company and the Partner. Entry into this guarantee agreement received shareholder approval in June 2023, and it is expected to be effective during the fourth quarter of 2023. As consideration for Thermo's guarantee, the Company will issue to Thermo warrants to purchase 10.0 million shares of the Company’s common stock at an exercise price equal to $2.00 per share (as calculated pursuant to the agreement). 5.0 million of these warrants vest immediately upon effectiveness of Thermo's guarantee, which is expected to occur during the fourth quarter of 2023, and the remaining 5.0 million warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. These warrants expire five years after the date of issuance.

See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion of the Company's debt and financing transactions with Thermo.

In connection with the XCOM transaction, a portion of the Stock Consideration was resold by XCOM to certain long-term investors of Globalstar and XCOM (the “Resale Purchasers”), including Thermo, in private resale transactions exempt from registration under the Securities Act. Together with shares it received for release of debt owed to it by Licensor, Thermo acquired 4.2 million total shares. See Note 2: License Agreement for further discussion.

11. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share during each of the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(6,169)	$(204,361)	$(9,640)	$(251,580)
Effect of Series A Preferred Stock dividends	(2,673)	—	(7,932)	—
Adjusted net loss attributable to common shareholders	$(8,842)	$(204,361)	(17,572)	(251,580)

Denominator:
Weighted average shares outstanding - basic and diluted	1,836,251	1,800,504	1,820,582	1,799,364

Net loss per common share - basic and diluted	$0.00	$(0.11)	$(0.01)	$(0.14)

For the three months ended September 30, 2023 and 2022, 17.8 million and 9.4 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. For the nine months ended September 30, 2023 and 2022, 17.5 million and 8.8 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Included in these shares as of September 30, 2023 is a portion of the 49.1 million Warrants issued under the Service Agreements in 2022, which was determined after considering the exercise price of each tranche relative to the average market price during the period. Excluded from the amounts above are warrants expected to be issued to Thermo for its guarantee of the 2023 Funding Agreement totaling 10.0 million; the guarantee is expected to become effective during the fourth quarter of 2023.

In the third quarter of 2023, the Company granted 44.5 million restricted stock units containing market conditions determined by the Company's stock price. As calculated in accordance with applicable accounting guidance, these shares are excluded from the basic and dilutive share count above for the three and nine months ended September 30, 2023.

As discussed in Note 6: Long-Term Debt and Other Financing Arrangements, the Company's Board of Directors approved the payment of dividends totaling $2.7 million and $7.9 million for the three and nine months ended September 30, 2023, respectively, on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to identify and realize opportunities and to generate the expected revenues and other benefits of the License Agreement, our ability to integrate the licensed technology into our current line of business, the ability of Dr. Jacobs and other new employees to drive innovation and growth, our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), our expectations for future increases in our revenue and profitability, our performance and financial results under the Service Agreements, the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 (the "2022 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

Recent Developments

In August, 2023, we entered into an Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain Intellectual Property Assets (as defined in the License Agreement) relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOMP, XCOM’s commercially available coordinated multi point radio system. XCOMP delivers substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also gained exclusive access to XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. As part of the License Agreement, certain XCOM employees, including engineering, test, product and R&D professionals who helped develop the licensed technologies, will continue to further commercialize the technology on behalf of Globalstar.

Bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology, which is well suited for high-performance applications, creates a significant opportunity to deliver for private network customers with mission-critical needs.

Globalstar System

Our constellation of Low Earth Orbit ("LEO") satellites includes primarily second-generation satellites. We designed our satellite network to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites.

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

In February 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites that will replenish our HIBLEO-4 U.S.-licensed system and ensure long-term continuity of our MSS. We have committed to purchase these new satellites for an initial total contract price of $327.0 million and have the option to purchase up to nine additional satellites at a lower per unit cost, subject to certain conditions. The technical specifications and design of these new satellites are similar to our second-generation satellites. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. We have also entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of these satellites. The Launch Services Agreements provide a launch window in 2025. Under the Service Agreements, subject to certain terms and conditions, we will receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement and Launch Services Agreements (to be paid on a straight-line basis over the useful life of the satellites) beginning with the Phase 2 Service Period.
Customers
For our subscriber driven revenue, the specialized needs of our global customers span many industries. As of September 30, 2023, we had approximately 773,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources, mining and forestry; construction; utilities; animal tracking and transportation. Our subscriber count only includes our MSS subscribers. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis. Our top revenue-generating markets in the United States and Canada are government (including federal, state and local agencies), public safety and disaster relief, oil and gas, recreation and personal telecommunications. In recent years, the number of Commercial IoT devices on our network has increased significantly.

In addition to our subscribers, we also provide services under the Service Agreements. Our FCC license allows us to provide service over our network to up to 250 million users in the United States.

For the nine months ended September 30, 2023 and 2022, our wholesale capacity customer under the Service Agreements was responsible for 49% and 21%, respectively, of our revenue; no other customer was responsible for more than 10%.
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

Comparison of the Results of Operations for the three and nine months ended September 30, 2023 and 2022

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended September 30, 2023, total revenue increased 53% to $57.7 million from $37.6 million for the same period in 2022. For the nine months ended September 30, 2023, total revenue increased 60% to $171.4 million from $107.2 million for the same period in 2022. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Subscriber services
Duplex	$7,978	13%	$9,021	24%	$20,088	11%	$22,103	21%
SPOT	11,350	20	11,753	31	33,703	20	34,544	32
Commercial IoT	6,347	11	4,673	13	16,881	10	14,381	13
Wholesale capacity services	27,517	48	6,972	19	83,406	49	22,640	21
Engineering and other services	451	1	882	2	1,167	1	2,025	2
Total Service Revenue	$53,643	93%	$33,301	89%	$155,245	91%	$95,693	89%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
SPOT	$1,746	3%	$1,558	4%	$6,185	3%	$4,707	5%
Commercial IoT	2,262	4	2,713	7	9,975	6	6,427	6
Other	32	—	54	—	(6)	—	371	—
Total Equipment Revenue	$4,040	7%	$4,325	11%	$16,154	9%	$11,505	11%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average number of subscribers for the period:
Duplex	33,501	41,204	35,143	42,046
SPOT	258,485	276,203	262,818	275,250
Commercial IoT	477,344	444,397	472,812	434,338
Other	376	428	391	13,337
Total	769,706	762,232	771,164	764,971

ARPU (monthly):
Duplex	$79.38	$72.98	$63.51	$58.41
SPOT	14.64	14.18	14.25	13.94
Commercial IoT	4.43	3.51	3.97	3.68

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

Service Revenue

Duplex service revenue decreased $1.0 million, or 12%, and $2.0 million, or 9%, respectively, for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022. For both periods, the decrease in revenue was due primarily to a decrease in average subscribers, offset partially by higher ARPU. The decrease in average subscribers is due to churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices, and instead focus our investments on IoT-enabled devices and wholesale capacity services.

SPOT service revenue decreased 3% and 2%, respectively, for the three and nine months ended September 30, 2023, compared to the same periods in 2022. For both the three and nine month periods, the decrease in SPOT service revenue was due primarily to fewer average subscribers, offset partially by higher ARPU. Average subscribers were impacted by lower equipment sales, and therefore gross subscriber activations, during 2022 due to supply chain issues that lowered the number of devices available in the sales channel. Higher ARPU was due to the mix of subscriber rate plans during the respective periods.

Commercial IoT service revenue increased 36% and 17%, respectively, for the three and nine months ended September 30, 2023, compared to the same periods in 2022. The increases for both periods were due to both higher average subscribers and ARPU. The increase in average subscribers was due to a 26% increase in gross subscriber activations when compared to the preceding twelve month periods. Higher ARPU was due to higher usage as well as product mix.

Wholesale capacity service revenue increased $20.5 million and $60.8 million, respectively, for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase in revenue during 2023 is due to consideration earned under the Service Agreements following the commencement of service in November 2022. Revenue during 2023 under this arrangement includes recurring service fees as well as consideration for our performance associated with the construction of additional satellites, gateway site improvements, and the achievement of certain milestones and bonuses. For instance, revenue recognized during the third quarter of 2023 reflected approximately $4.4 million for a bonus earned for the maintenance of our global MSS authorizations; the nine months ended September 30, 2023 also included $6.5 million received in connection with the amendment of the Service Agreements in February 2023 as consideration related to performance obligations completed in prior periods.

Subscriber Equipment Sales

Revenue from SPOT equipment sales increased $0.2 million, or 12%, and $1.5 million, or 31% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. During 2022, due to component part shortages, we experienced production delays resulting in a back order position for most of the year. Starting in the second quarter of 2023, all SPOT products returned to ordinary production levels, contributing to increases in revenue during 2023.

Revenue from Commercial IoT equipment sales decreased $0.5 million and increased $3.5 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. During 2022, we experienced intermittent production delays due to component part shortages for certain of our products. These issues have been resolved and all products are being manufactured in the ordinary course of business. Production issues for our SmartOne Solar device were resolved prior to the third quarter of 2022, resulting in a significant volume of equipment sales in the prior year's quarter. Strong demand for this product has continued. For the nine month period, higher volume of both our SmartOne Solar and SmartOne C devices contributed to the increase in revenue.

Operating Expenses

Total operating expenses decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The main contributors to the variance in operating expenses are explained below.

Cost of Services

Cost of services increased $2.6 million and $5.2 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. These increases are due to network expansion and upgrade work completed in connection with services provided under the Service Agreements, and a substantial portion of these costs are reimbursed thereunder and this consideration is being recognized as revenue. Lease, maintenance, security, IT and personnel costs have increased in line with this new and improved ground infrastructure.

As discussed in Note 2: License Agreement to our condensed consolidated financial statements, in connection with the License Agreement with XCOM, we entered into a Support Services Agreement (the “SSA”). Pursuant to the SSA, XCOM is required to provide services to assist us with certain operations of the business. We prepaid for the initial SSA service period (covering nine months from the License Agreement effective date) in shares of Globalstar common stock. During the third quarter of 2023, we recognized $0.7 million in expense associated primarily with these SSA and other ancillary costs.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales was generally flat and increased $4.3 million for the three and nine months ended September 30, 2023 from the same periods in 2022, respectively. These fluctuations are consistent with the increase in total revenue from subscriber equipment sales. Margin percentages on subscriber equipment narrowed for both the three and nine month periods due to the mix of products sold in each respective period.

Cost of Subscriber Equipment Sales - Reduction in the Value of Inventory

During the third quarter of 2022, we recorded a reduction in the value of inventory totaling $8.5 million. In September 2022, in connection with the launch of Phase 1 services under the Service Agreements, our strategy relative to second-generation Duplex assets shifted. Due to this shift in strategy, we concluded that there was no remaining net realizable value of our second-generation Duplex inventory, resulting in an $8.5 million reduction in value of inventory. Similar activity did not recur in 2023.

Marketing, General and Administrative

MG&A expenses increased $3.5 million and $6.7 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. In connection with the License Agreement (discussed above), during the third quarter of 2023, we incurred $2.9 million in transaction fees, including legal, accounting and other professional fees. Additionally, other legal and professional fees totaling $0.5 million and $2.1 million, respectively, for various efforts, including increased regulatory work, government relations and negotiations of new commercial arrangements, also contributed to the increase in MG&A during 2023 These increased costs are in part due to our preparation for, and participation in, the upcoming World Radio Conference to protect our licensed spectrum rights globally from interference. Higher personnel costs due to merit and headcount increases also contributed to the increase in MG&A expense.

For the year to date period, the increase was also impacted by a $1.0 million accrual reversal in 2022 to professional services associated with the 2018 shareholder litigation. Based on our assessment and considering the passage of time, we concluded it was appropriate to release the accrual, which resulted in a decrease in MG&A expense in the first quarter of 2022. Other immaterial items contributed to the remaining increase for the year to date period.

Stock-Based Compensation

Stock-based compensation expense increased $2.2 million and $6.1 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. The increase for both periods was due primarily to the modification of certain awards as well as restricted stock units granted in connection with the License Agreement. Additionally, we have an annual bonus plan, which is generally paid in the form of Globalstar common stock, designed to reward key employees' efforts to meet and exceed Globalstar's financial performance target for the designated calendar year. Our projected financial performance compared to our target drove the remaining increase in stock-based compensation expense year over year.

Reduction in Value of Long-Lived Assets

During the third quarter of 2022, we recorded a reduction in the value of long-lived assets totaling $166.0 million. In September 2022, in connection with the launch of Phase 1 services under the Service Agreements, our strategy relative to our second-generation Duplex assets shifted. Due to this shift in strategy, we re-assessed our asset grouping for long-lived assets and determined that the second-generation Duplex assets (including the gateways (and related technology) capable of providing commercial traffic to support Sat-Fi2®) were no longer part of our overall satellite and ground network. These second-generation Duplex assets no longer provided future cash flows to us - these assets totaled approximately $161.2 million prior to their write down in September 2022. Our first-generation Duplex assets (i.e., handsets and related ground infrastructure) were not impacted. Also reflected in the reduction in the value of long-lived assets were certain prepaid licenses and royalties necessary for the manufacture and distribution of second-generation Duplex products and services. These prepaid items were no longer considered recoverable as there are no longer separately identifiable cash flows for such assets - these assets totaled approximately $4.7 million prior to their write down in September 2022.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expenses decreased $2.4 million and $6.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 following a net reduction in total property and equipment due to the factors discussed in the "Reduction in Value of Long-Lived Assets" section above. Partially offsetting this decrease is depreciation expense from the on-ground spare satellite that was launched and placed into service in June 2022.

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

Interest Income and Expense

Interest income and expense, net, decreased $3.7 million and $13.3 million during the three and nine months ended September 30, 2023, compared to the same periods in 2022, respectively. For these periods, the decreases were due primarily to lower gross interest costs totaling $1.1 million and $6.3 million, respectively, and higher capitalized interest (which decreases interest expense) of $1.9 million and $6.0 million, respectively, due to higher construction in progress.

For the three and nine month periods, gross interest costs were lower due to $11.1 million and $26.1 million, respectively, less interest under the 2019 Facility Agreement (as defined below) due to the partial paydown in November 2022 and the final paydown in March 2023. Offsetting this decrease were increases for the three and nine month periods of $7.1 million and $14.3 million, respectively, in interest associated with the 2023 13% Notes (as defined below), which commenced in the second quarter of 2023, as well as interest and the accretion of debt discount associated with the 2023 and 2021 Funding Agreements (as defined below), which also commenced in the second quarter of 2023, and totaled $3.8 million and $6.6 million, respectively. Finally, we incurred higher interest of $1.0 million due to MDA under the vendor financing arrangement during the 2023 compared to the same period in 2022. Other immaterial items contributed to the remaining difference.

Foreign Currency Loss

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency losses of $4.2 million and $0.2 million, respectively, during the three and nine months ended September 30, 2023. We recorded foreign currency losses of $9.4 million and $13.3 million, respectively, during the three and nine months ended September 30, 2022. The foreign currency losses were due to the strengthening of the U.S. dollar relative to other currencies.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the funding agreement under the Service Agreements. These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures and financing obligations, including scheduled recoupments under the 2021 Funding Agreement (defined below), interest on our 13% Notes (defined below), and dividends on our perpetual preferred stock.

As of September 30, 2023 and December 31, 2022, we held cash and cash equivalents of $64.1 million and $32.1 million, respectively, on our consolidated balance sheet.

The principal amount of our debt and vendor financing outstanding was $375.4 million at September 30, 2023, compared to $202.8 million at December 31, 2022. This increase was due to the following:

•Issuance of 2023 13% Notes (as defined below) with an aggregate principal amount of $206.0 million (including initial sale of $200.0 million plus PIK interest payment of $6.0 million);
•Reclassification of the 2021 Funding Agreement (as defined below) from deferred revenue to debt with an outstanding principal balance as of September 30, 2023 of $81.7 million; and
•Issuance of debt under the 2023 Funding Agreement (as defined below) totaling $88.0 million; offset by
•Payment of PIK interest of $5.1 million as well as the payoff of the remaining balance of $148.3 million due under the 2019 Facility Agreement (defined below); and
•Payoff of the remaining balance of $59.6 million due under the vendor financing arrangement.

Cash Flows for the nine months ended September 30, 2023 and 2022

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$68,556	$31,705
Net cash used in investing activities	(142,385)	(25,306)
Net cash provided by (used in) financing activities	105,902	(5,886)
Effect of exchange rate changes on cash and cash equivalents	(19)	(68)
Net increase in cash, cash equivalents and restricted cash	$32,054	$445

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash received from the performance of wholesale capacity services as well as cash received from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for network costs, personnel costs, inventory purchases and other general corporate expenditures. Net cash provided by operating activities during the nine months ended September 30, 2023 was $68.6 million compared to $31.7 million during the same period in 2022. The primary driver for the increase was higher net income after adjusting for noncash items due primarily to higher wholesale capacity service fees under the Service Agreements following service launch in November 2022. (See Note 3: Revenue to our condensed consolidated financial statements for further discussion.) This activity was offset partially by an unfavorable change in working capital due primarily to the timing of recognition of deferred revenue under the Service Agreements.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $142.4 million for the nine months ended September 30, 2023 compared to $25.3 million for the same period in 2022. The increase is due primarily to payments to MDA totaling $110.5 million and payments of capitalized interest totaling $8.8 million during 2023; we did not make these types of payments during the same period in 2022.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $105.9 million during the nine month period ended September 30, 2023 compared to net cash used in financing activities of $5.9 million for the same period in 2022. This fluctuation was due to proceeds from the 2023 13% Notes $190.0 million and the 2023 Funding Agreement of $87.7 million (as discussed in more detail below). The proceeds from the 2023 13% Notes were used to pay the remaining principal amount due under the 2019 Facility Agreement of $148.3 million and financing costs of $8.6 million. The payment of cash dividends totaling $9.3 million was also a use of cash during 2023 that did not occur during the comparable period in 2022. Finally, pursuant to the terms of the 2021 Funding Agreement, the first recoup payment of $6.3 million was made during the third quarter of 2023. During 2022, we made an unscheduled principal repayment of the 2019 Facility Agreement in August 2022 of $6.3 million.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 6: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

2023 Funding Agreement

Our previously disclosed Service Agreements provide for, among other things, payment of up to $252 million to us (the “2023 Funding Agreement”) which we will use to fund 50% of amounts due under the satellite procurement agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The 2023 Funding Agreement will be funded on a quarterly basis, as needed and subject to certain conditions therein. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. The first payment under the 2023 Funding Agreement was made in April 2023 in an amount of $87.7 million. These proceeds were used to pay amounts owed to MDA for milestones completed as of the payment date. No additional amounts were funded through September 30, 2023.

The amount of the Funding Agreement and fees payable thereon are expected to be recouped from amounts payable for services provided by us under the Service Agreements in installments for a period of 16 quarters beginning no later than the third quarter of 2025. For as long as any portion of the 2023 Funding Agreement is outstanding, we will be subject to certain covenants including (i) minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) limitations on certain asset transfers, expenditures and investments.

Thermo has agreed to provide support of certain of our obligations under the 2023 Funding Agreement. Currently, this support agreement is directly between Thermo and Partner, and the parties have agreed to replace it with an agreement between Thermo, us and the Partner. Entry into this guarantee agreement received shareholder approval in June 2023, and it is expected to be effective during the fourth quarter of 2023.

2021 Funding Agreement

During 2021, we received payments totaling $94.2 million (the "2021 Funding Agreement"), which were recorded as deferred revenue. This funding is expected to be recouped as services are performed by us over the Phase 1 Service Period, and our repayment obligations are secured by a first-priority lien on substantially all of our assets. Our previously disclosed amendment to this agreement resulted in re-characterizing the previously recorded deferred revenue balance to debt in 2023. During 2023, $12.5 million has been recouped.

2023 13% Notes

In March 2023, we completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes"). The 2023 13% Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. The Company has agreed under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and paid-in-kind ("PIK") interest at a rate of 6.5% per annum.

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

Vendor Financing

In February 2022, we entered into a satellite procurement agreement with MDA (see Note 9: Commitments and Contingencies for further discussion). This agreement (as amended in October 2022 and January 2023) provided for deferrals of milestone payments through March 15, 2023. Interest accrued on the amount outstanding at an annual rate of 7%, which increased to 10.5% on balances between December 2022 and March 2023. We have made payments totaling $76.1 million to MDA under this vendor financing arrangement, of which $62.1 million (including $2.5 million of interest) was paid during the first quarter of 2023 to fully repay the outstanding vendor financing balance.

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

Payment Period	Payment Date	Payment Amount
November 15, 2022 - December 31, 2022	January 2023	$1,337
January 1, 2023 - March 31, 2023	April 2023	2,615
April 1, 2023 - June 30, 2023	June 2023	2,644
July 1, 2023 - September 30, 2023	September 2023	2,673

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

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates from the information provided in the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2023, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2023.

(b) Changes in internal control over financial reporting.

As of September 30, 2023, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We could fail to achieve the strategic objectives of the XCOM transaction, and our new Chief Executive Officer may not succeed, which could negatively impact our business and results of operations.

In August 2023, we entered into an Intellectual Property License Agreement with XCOM Labs, Inc. (“XCOM”) pursuant to which we acquired a license to use certain intellectual property assets of XCOM. In connection with the transaction, we appointed Dr. Paul E. Jacobs, founder of XCOM, as our Chief Executive Officer. The XCOM transaction may not advance our business strategy in the way we intend, which could harm our growth or profitability. In addition, we may not realize the expected benefits or synergies from the XCOM transaction or realize a satisfactory return on our investment in the XCOM assets or increase our revenue. These risks may be exacerbated because we have a new Chief Executive Officer. Our new Chief Executive Officer may not succeed at working with the current management team, growing revenue, or implementing a successful business plan. All of the foregoing could negatively impact our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On September 28, 2023, Timothy E. Taylor, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan (“Mr. Taylor's Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Taylor's Plan provides for the sale of 3,160,000 shares of the Company’s voting common stock and terminates on September 30, 2025. Mr. Taylor terminated his prior Rule 10b5-1 trading plan, which was entered into on September 28, 2022, to modify certain terms as reflected in Mr. Taylor's Plan.

During the fiscal quarter ended September 30, 2023, none of our other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

Item 6. Exhibits.

Exhibit Number	Description
3.1*
Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 12, 2021)

3.2*	Fifth Amended and Restated Bylaws of Globalstar, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on August 31, 2023)
10.1*
Employment Agreement dated August 29, 2023 by and between Globalstar, Inc. and Paul Jacobs (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 31, 2023)

10.2*
Intellectual Property License Agreement, dated August 29, 2023, by and between Globalstar, Inc. and XCOM Labs, Inc. (incorporated by reference to Exhibit 10.37 to the registration statement on Form S-1 filed with the Commission on September 8, 2023)

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

GLOBALSTAR, INC.

Date:	November 2, 2023	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)