Form 10-K
period 2023-12-31
Globalstar, Inc.
filed 2024-02-29
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $0.7 billion.

As of February 23, 2024, 1.9 billion shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

PART I

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K (the "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to identify and realize opportunities and to generate the expected revenues and other benefits of the XCOM License Agreement, our ability to integrate the licensed technology into our current line of business, the ability of Dr. Jacobs and other new employees to drive innovation and growth, our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), our expectations for future increases in our revenue and profitability, our performance and financial results under the Service Agreements, the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Item 1. Business

Mobile Satellite Services Business

Globalstar, Inc. (“we,” “us” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services as well as wholesale capacity services through its global satellite network. We offer these services over our network of in-orbit satellites and ground stations (“gateways”) pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we meet our customers' increasing desire for connectivity.

Business Strategy

Our competitive advantages are leveraged through a strategy that relies primarily on four pillars to drive increasing shareholder value: wholesale satellite capacity, terrestrial spectrum and network solutions, IoT and legacy services. The four pillars are outlined below.

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services using our satellite spectrum and network of satellites and gateways.

We are the operator for certain satellite-enabled services offered by Apple Inc. ("Partner") (the “Services”) pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Service Agreements generally require us to allocate network capacity to support the Services, which launched in November 2022, and Partner to enable Band 53/n53 for use in cellular-enabled devices designated by Partner for use with the Services.

As consideration for the Services provided by us, payments to us include a recurring service fee, payments relating to certain Service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

In addition to the Services, we intend to continue to develop wholesale customer opportunities over our retained satellite capacity (discussed below) for IoT and other initiatives.

We retain 15% of network capacity to support our existing and future Duplex, SPOT and IoT subscribers. This capacity can support a substantial increase in our own subscriber base, particularly following recent and planned investments in our space and ground segments. The retained satellite capacity can be used by us directly or through additional wholesale arrangements.

Terrestrial Spectrum and Network Solutions

We have terrestrial licenses in 11 countries resulting in approximately 10.2 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 814 million over the covered area). Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, all benefit from access to uniform and increasingly “borderless” spectrum working across geographies. Our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. Given our senior status as the incumbent operator in the "Big LEO" band, we believe that our valuable assets include our extensive portfolio of domestic and international licenses to access the globally harmonized spectrum that is essential to all of the services that we offer today and into the future. The Service Agreements significantly enhance the device ecosystem for Band 53/n53.

In August 2023, we entered into an Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain Intellectual Property Assets (as defined in the License Agreement) relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOM Radio Access Network ("XCOM RAN") systems, XCOM’s commercially available coordinated multi-point radio system. XCOM RAN systems deliver substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also gained exclusive access to XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. As part of the License Agreement, certain XCOM employees, including engineering, test, product and R&D professionals, who helped develop the licensed technologies, will continue to further commercialize the technology on behalf of Globalstar. Bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology, which we believe is well suited for high-performance applications, creates a significant opportunity to deliver for private network customers with mission-critical needs.

IoT

Satellite IoT connectivity has become more critical to a growing number of sectors and use cases. We plan to continue to evolve and develop our IoT initiatives. In 2022, we introduced the Realm Enablement Suite, an innovative portfolio of satellite asset tracking hardware and software solutions featuring a powerful application enablement platform for processing smart data at the edge. With Realm, partners can accelerate new solutions to market with smart applications that generate an advanced level of telematics data. The Realm Enablement Suite includes Integrity 150, the first solar-powered, deployment-ready satellite asset tracking device with an application enablement platform; ST150M, a satellite modem module that simplifies product development; and the Realm application enablement platform, which will offer tools and an extensive library for quickly accessing and developing smart applications at the edge for vertical-specific solutions.

We also continue to expand deployments that support environmentally friendly initiatives, including remote monitoring of fluid levels and tanks, which replace the need for motor vehicles to access these assets, as well as asset monitoring solutions for solar lighting and other renewable energy sources.

We are currently developing two-way commercial IoT products which would significantly expand our opportunities in the IoT market, because this technology would have capabilities that include both tracking as well as command control.

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
•satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways ("Wholesale Capacity Services"); and
•engineering and other communication services using the Globalstar System ("Engineering and Other").

We compete aggressively on price and strive for differentiation in the solutions that we offer to our customers. We offer a range of products to the industrial, governmental and consumer markets and expect to retain our position as a cost-effective, high-quality leader in the MSS industry.

As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers. We have pursued and continue to pursue initiatives that we expect will expand our satellite communications business and more effectively utilize our network assets. These initiatives are focused in part on further investment and development of IoT-enabled devices, including a two-way reference design module, as well as additional wholesale products and services. We expect to significantly expand our Commercial IoT offerings and terrestrial network solutions leveraging our XCOM RAN product and terrestrial spectrum authorizations.

Globalstar System

Satellite Network

Our constellation of Low Earth Orbit ("LEO") satellites includes both first and second-generation satellites. We designed our satellite network to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. We designed our second-generation satellites to last twice as long in space, have 40% greater capacity and be built at a significantly lower cost compared to our first-generation satellites. We also have an in-orbit spare satellite available to raise to operational orbit if it becomes necessary.

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites. We have filed an application with the Federal Communications Commission (the "FCC") to replenish our HIBLEO-4 U.S.-licensed system with these satellites and operate them under an additional fifteen-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. In 2023, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of these satellites. The Launch Services Agreements provide a launch window from April to September 2025. Under the Service Agreements, subject to certain terms and conditions, we will receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement and Launch Services Agreements (to be paid on a straight-line basis over the useful life of the satellites) beginning with the Phase 2 Service Period (the "Approved Capital Expenditure Payments").

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

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to the public switched telephone network (“PSTN”), a cellular or another wireless network or the internet for data communications including Commercial IoT. Over the past few years, we have procured and installed new antennas at our gateways around the world.

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

Our ground network includes our ground equipment, which uses technology permitting communication to multiple satellites. Our system architecture provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, we have developed a proprietary technology for our SPOT and Commercial IoT services.

Throughout the past few years, we have built additional gateways around the world, including new antennas and appliques, to improve our ability to pursue significant new opportunities to deploy our network assets as technologies and customer needs evolve and to ensure our network performance continues to excel as these opportunities increase demand on our capacity.

Customers

For our subscriber driven revenue, the specialized needs of our global customers span many industries. As of December 31, 2023, we had approximately 783,000 subscribers worldwide, principally within the following markets: recreation and personal; government; public safety and disaster relief; oil and gas; maritime and fishing; natural resources; utilities; animal tracking; and transportation. Our subscriber count only includes our MSS subscribers. Our system is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to these services in developed locations, our customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where these services are not readily available or are not provided on a reliable basis. In recent years, the number of Commercial IoT devices on our network has increased significantly, driven by a 16% and 8%, respective, increase in volume of equipment sold during the years ended December 31, 2023 and 2022.

In addition to our subscribers, we also provide services to other customers, such as under the Service Agreements. Our FCC license allows us to provide service over our network to over 250 million users in the United States.

For the year ended December 31, 2023 and 2022, our wholesale capacity customer under the Service Agreements was responsible for 49% and 24%, respectively, of our revenue; no other customer was responsible for more than 10% of our revenue. For the year ended December 31, 2021, no single customer was responsible for more than 10% of our revenue. The loss of a large customer, such as our wholesale capacity customer under the Service Agreements, could have an adverse impact to our financial condition, results of operations and cash flows.

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

SPOT Consumer Retail Products

The SPOT product family has been used to initiate thousands of rescues since its launch in 2007. SPOT delivers affordable and reliable satellite-based connectivity and real-time GPS tracking to its users, completely independent of cellular coverage.

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

We target our SPOT devices to recreational and commercial markets that require personal tracking, emergency location and messaging solutions that operate beyond the reach of terrestrial wireless and wireline coverage. Using our network and web-based mapping software, these devices provide consumers with the ability to trace a path geographically or map the location of individuals or equipment. SPOT products and services are available through our product distribution channels and our direct e-commerce website. We are a vertically-integrated mobile satellite company and this integration results in decreased pre-production costs, greater quality assurance and shorter time to market for our retail consumer products.

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers and other similar distribution channels, including Amazon, Bass Pro Shops, Cabela's, REI, Sportsman's Warehouse, Academy and West Marine. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com.

Commercial IoT Transmission Products

Commercial IoT service is currently a one-way data service from an IoT device over the Globalstar System that can be used to track and monitor assets. Our subscribers use our Commercial IoT devices for a host of applications, including to track assets, such as cargo containers and rail cars; monitor utility meters; and monitor oil and gas assets. At the heart of the Commercial IoT service is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the IoT devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. We provide Commercial IoT services to customers operating in a variety of industries, including primarily government, transportation, construction, agriculture and forestry. Current users include various governmental agencies, such as the Federal Emergency Management Agency, U.S. Army, U.S. Air Force, National Oceanic and Atmospheric Administration, U.S. Forest Service and U.K. Ministry of Defence, as well as other organizations, such as BP, Shell and The Salvation Army.

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

Future Developments

We have other initiatives underway to expand our Commercial IoT offerings, including the development of a two-way reference design module, which we expect will enhance our lineup of competitive product offerings. Operating on our Realm Enablement Suite, the two-way module and finished product will provide the fundamentals to effectively pursue sales opportunities with carriers, enterprises, large resellers, system integrators, and any party looking to extend their business models with satellite connectivity.

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

Engineering and Other

We provide engineering services to assist certain customers in developing new applications to operate on our network and to enhance our ground network. These services include hardware and software designs to develop specific applications operating over our network, as well as the installation of gateways and antennas. Also included in "Engineering and Other" is revenue associated with our spectrum manager lease agreement with Nokia to utilize Band 53.

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

Satellite Network

In the United States, the FCC has authorized us to operate between 1610-1618.725 MHz for “Uplink” communications from mobile earth terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to our mobile earth terminals. The FCC has also authorized us to operate our domestic gateways with our first and second-generation satellites in the 5091-5250 and 6875-7055 MHz bands.

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

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

We are authorized to provide terrestrial broadband services over 11.5 MHz of our licensed MSS spectrum at 2483.5 to 2495 MHz throughout the United States of America and its Territories. We are licensed by the FCC to provide these services and we expect our authorization to be renewed in 2024.

The Third Generation Partnership Project (“3GPP”) has designated the 11.5 MHz terrestrial band as Band 53 with 5G variant of our Band 53, known as n53. This new band class provides a pathway for our terrestrial spectrum to be integrated into handset and infrastructure ecosystems.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have been seeking approvals in various international jurisdictions. To date, we have received additional terrestrial authorizations in various countries including Brazil, Canada, South Africa and Spain, among others.

We have a strategic perpetual licensing agreement for exclusive access to certain key XCOM technologies and personnel. The license covers a number of XCOM’s novel technologies for wireless spectrum innovations, including XCOM RAN, XCOM’s commercially available coordinated multipoint radio system. XCOM technologies deliver substantial capacity gains and other benefits in dense, complex, challenging wireless environments in sub 7 GHz spectrum including Band n53. We also gained exclusive access to XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices.

Industry

We compete in the MSS sector of the global communications industry. MSS operators provide voice and data services using a network of one or more satellites and associated ground facilities. Mobile satellite services are usually complementary to other forms of terrestrial communications services and infrastructure and are intended to allow for connectivity beyond the reach of cellular. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist or where they prefer to operate on a single system across terrestrial territories.

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

Within the major satellite sectors, fixed and MSS operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, MSS providers, such as Globalstar, Viasat, Inc. ("Viasat") (which acquired Inmarsat PLC (“Inmarsat”)), Iridium Communications Inc. (“Iridium”), and ORBCOMM, focus more on voice and/or data services (including data services which track the location of remote assets such as shipping containers), where mobility or small-sized terminals are essential. As mobile satellite terminals begin to offer higher bandwidth to support a wider range of applications, we expect MSS operators will increasingly compete with fixed satellite services operators. There are also multiple new systems that have recently launched as well as systems that are expected to launch over the coming years. These include SpaceX’s Starlink and Amazon Kuiper. These systems each have many thousands of satellites in their constellations providing a host of services across consumer broadband, government and direct-to-cellular.

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

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Our most direct competition comes from other global MSS providers. Our largest global competitors are Viasat, Iridium and ORBCOMM. We compete primarily on the basis of coverage, quality, portability and pricing of services and products. In recent years, advancements in technology have also encouraged non-traditional companies to enter the market.

Viasat operates its owned and leased satellites. Viasat provides communications technologies and services to enterprises, consumers, military and government users. During 2023, Viasat completed the acquisition of Inmarsat, which owned and operated a fleet of geostationary satellites. Due to its multiple-satellite geostationary system, Inmarsat's coverage area extended to and covered most bodies of water more completely than our system. Accordingly, Inmarsat (through Viasat) is the leading provider of satellite communications services to the maritime sector.

Iridium owns and operates a fleet of low earth orbit satellites. Iridium provides voice and data communications to businesses, the United States government as well as foreign governments, non-governmental organizations and consumers. Iridium markets products and services that are similar to those marketed by us. Additionally, Garmin's inReach devices provide two-way tracking with SOS capabilities; Honeywell Global Tracking has a personal tracking unit that enables a smartphone with satellite tracking and messaging capabilities; and Somewear has a satellite hotspot; these products work on Iridium's satellite network.

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

Our direct-to-cellular service also faces competition from newly announced service providers, including SpaceX and a number of new market entrants. While our service is currently the most robust service providing satellite capabilities to smartphones, other satellite service providers are expected to provide similar satellite services in the near-term.

In some of our markets, such as rural telephony, we compete directly or indirectly with SpaceX, which offers voice over IP through its own devices and satellites which has become increasingly competitive due to technological advances that have resulted in smaller, more flexible and less expensive terminals.

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

For terrestrial spectrum opportunities, our primary competition is other licensed and unlicensed spectrum alternatives and, to a lesser extent, lightly licensed bands. Anterix, a licensed spectrum holder, is also a successful competitor for use cases that require low data over longer distances primarily for utilities. We may be able to address certain of these use cases with spectrum provided by our satellite network.

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

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and various other countries. In 2023, approximately 20% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 3: Revenue in the Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - "We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas."

Intellectual Property

We hold various U.S. and foreign patents and patents pending, including those acquired from the License Agreement. These patents cover many aspects of our satellite system, our global network, our user terminals and XCOM technologies. In recent years, we have reduced our foreign filings and decided to allow some previously granted foreign patents to lapse based on (a) the relative significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under the Funding Agreements (as defined below).

Human Capital

As of December 31, 2023, we had 348 employees in fifteen countries around the world; 24 of our employees were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good. We are an equal opportunity employer and comply with labor and employment laws in all of the countries in which we operate.

Our compensation and benefit packages are designed to attract and retain employees and were developed using market research. We attract employees through various platforms, such as online job portals, recruiters, in-person job fairs, local universities and employee referrals. Salaries are competitive and based on job position, regional location, experience and skill set. In addition to base salary, certain employees participate in longer-term incentive programs, which include awards of stock-based compensation. Our benefits packages include, but are not limited to, health insurance, a retirement plan, an employee stock purchase plan, flexible spending accounts, life and accidental injury insurance, long- and short-term disability, and paid time off for holidays, vacation, personal choice holidays, sick time and parental leave.

We also encourage training and development through Globalstar University, which is an online platform that hosts a variety of training programs ranging from leadership and management programs to technical, on the job training. Employee engagement is also important to us, and includes an interactive wellness program, corporate communications and employee surveys. Our commitment to diversity and inclusion is part of our worldwide culture, which our employees confirmed in our most recent employee survey as "Diversity and Inclusion" continues to be one of the highest rated culture categories.

In response to COVID-19 mitigation measures, we remain focused on the health and safety of our employees. We continue to support hybrid working arrangements and accommodate flexible work schedules, as needed.

Seasonality

Usage on the network and subscriber device sales are subject to seasonal and situational changes. April through October are typically our peak months for usage-based service revenues and equipment sales. We also experience event-driven revenue fluctuations in our business. Most notably, emergencies, natural disasters and other sizable projects where satellite-based communications devices are the only solution may generate an increase in revenue. In the consumer area, SPOT devices sales are influenced by outdoor and leisure activity opportunities, as well as our holiday promotions.

Services and Equipment

Sales of services accounted for approximately 92%, 89% and 85% of our total revenues for 2023, 2022, and 2021, respectively. We also sell the related voice and data equipment to our customers, which accounted for approximately 8%, 11% and 15% of our total revenues for 2023, 2022, and 2021, respectively.

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
Consideration received under the Service Agreements constituted approximately 49% of our revenue for the year ended December 31, 2023. The Service Agreements impose a number of substantial obligations on us, provide for certain of our fees to be payable only upon satisfaction of the conditions therein and are terminable by each party. It is possible that we may fail to meet these obligations, that the conditions to the payment of such fees may not be satisfied, that our Partner's products that employ the Services will not succeed or that the Service Agreements may be terminated. If any of these events were to occur, we would not receive the revenues we currently expect to receive under the Service Agreements, which could materially and adversely affect our business and results of operations.

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
It is also possible that the total available payload capacity of a satellite may need to be reduced prior to the satellite reaching its end-of-orbital life. A reduction in the orbital life of any of our satellites could result in a reduction of revenue, the recognition of an impairment loss and an acceleration of capital expenditures. The potential impact on our revenue from a reduction in the orbital life of one or more satellites may vary depending on the satellite's orbital location as well as the type of device and service a customer is using.

Our satellites are exposed to a wide and unique range of risks, including collisions with space debris, natural disasters and other extreme space weather events, all of which could adversely affect the performance of our constellation.
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
Natural disasters, including collateral effects, could damage or destroy our ground stations and disrupt service to our customers. In addition, space weather, including coronal mass ejections and solar flares have the potential to impact the performance. If we experience operational disruptions with respect to a natural disaster or space weather event, we may be unable to provide service to our customers in the affected area, either temporarily or indefinitely. Additionally, there are inherent dangers and risk associated with our satellite operations, including the risk of increased radiation. Any such failures or service disruptions could harm our business and results of operations.

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
If a satellite fails prior to the end of its estimated useful life, we would record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero; any such impairment charges could depress our net income (or increase our net loss) for the period in which the failure occurs.

The implementation of our business plan depends on increased demand for wireless communications services via satellite and terrestrial mobile broadband networks, both for existing and new services and products.
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

Our business will be negatively impacted if we fail to adequately anticipate our satellite capacity needs or are unable to obtain satellite capacity.
In February 2022, we entered into a satellite procurement agreement with MDA pursuant to which we expect to acquire at least 17 satellites that will replenish our existing constellation and provide long-term continuity of our mobile satellite services. We are acquiring the satellites to provide continuous satellite services and meet our obligations under the Service Agreements, as well as to provide services to our current and future customers. We may not have sufficient satellite capacity available to meet increases in demand, and we may not be able to quickly or easily adjust our capacity to such changes in demand. In addition, satellites represent a significant capital expenditure. Our business could be adversely affected if we are not able to anticipate or adapt to consumer demands for satellite capacity.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant capital expenditures.
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
Satellite-based Competitors
There are other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, Viasat (though its acquisition of Inmarsat) and ORBCOMM Inc. The provision of satellite-based products and services is subject to downward price pressure when the capacity exceeds demand or as new competitors enter the marketplace with competitive pricing strategies. We also face competition with respect to network coverage and market share in specialized industries, such as maritime and governmental.
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
Additionally, in connection with the Service Agreements, our direct to device service also faces competition from other satellite service providers that are expected to provide similar satellite services. For instance, SpaceX has launched its Starlink constellation and has plans to enter the direct-to-cellular market through a series of partnerships. Other satellite providers are in the process of establishing partnerships and network capabilities to offer additional service alternatives.
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
Terrestrial Broadband Network Competitors
We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. DISH Network received FCC approval to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Furthermore, Ligado Networks (formerly LightSquared) has received certain approvals relating to the build out of its wireless network. Any of these competitors could deploy terrestrial mobile broadband networks before we do, could combine with existing terrestrial networks that provide them with greater financial or operational flexibility than we have or could offer wireless services, including mobile broadband services, that customers prefer over ours.
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
In August 2023, we entered into an Intellectual Property License Agreement with XCOM pursuant to which we acquired a license to use certain intellectual property assets of XCOM. In connection with the transaction, we appointed Dr. Paul E. Jacobs, founder of XCOM, as our Chief Executive Officer. The XCOM transaction may not advance our business strategy in the way we intend, which could harm our growth or profitability. In addition, we may not realize the expected benefits or synergies from the XCOM transaction or realize a satisfactory return on our investment in the XCOM assets or increase our revenue. These risks may be exacerbated because we have a new Chief Executive Officer. Our new Chief Executive Officer may not succeed at working with the current management team, growing revenue, or implementing a successful business plan. All of the foregoing could negatively impact our results of operations and financial condition.

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
The conflicts in Ukraine and Gaza, and any sanctions imposed as a result, could have an adverse impact on our current operations. Further, such conflicts are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our operations and financial performance.

Lack of availability of components from the electronics industry, required in our retail products, gateways and satellites could delay or adversely impact our operations.
We rely upon the availability of components, materials and component parts from the electronics industry. The electronics industry is subject to occasional shortages in parts availability depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of materials or increased prices, or both. As a consequence, elements of our operation which use electronic parts, such as our retail products, gateways and satellites, could be subject to disruptions, cost increases or both. Recent disruptions in the global supply chain have limited our ability to procure component parts timely and at reasonable prices. During 2022 and at times in 2023, supply chain disruptions and production issues negatively impacted our ability to sell our most popular SPOT and Commercial IoT products. The future impact of global component part shortages is unknown and may adversely impact our business, financial condition and results of operations.

Our business is capital intensive. We may not be able to raise adequate capital on reasonable terms to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
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
To the extent we are required to raise additional financing, turmoil in the capital markets, including the tightening of credit and increased interest rates, may impact our ability to raise financing on terms and at a cost favorable to the Company. We may be required to raise capital during a weak economy, and have little flexibility to wait for more favorable terms or economic conditions. We are likely to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. Such unfavorable market conditions could have an adverse impact on our ability to fund our operations and capital expenditures in the future. Any adverse change in the terms of our financing, including increased costs, could have a negative impact on our financial condition.

If we do not develop, acquire, maintain and protect proprietary information and intellectual property rights, it could limit the growth of our business and reduce our market share.
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
Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining our technologies. The steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain protection for our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours.
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
 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our mobile satellite services in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Brazil and Africa. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and high inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.
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
•violation by employees or suppliers in regards to our code of conduct and business ethics;

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
Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 20% and 27% of our total revenue was to customers primarily located in Canada, Europe, Central America, and South America during 2023 and 2022, respectively. Our results of operations for 2023 and 2022 included net gains of approximately $4.9 million and net losses of $6.6 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

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
On a near-term and longer-term basis, principal liquidity requirements include primarily funding our operating costs, capital expenditures, and financing obligations, including scheduled recoupments under our Funding Agreements, interest on our 2023 13% Notes (as defined below), and dividends on our perpetual preferred stock. Our principal sources of liquidity include cash on hand ($56.7 million at December 31, 2023), cash flows from operations and proceeds from the funding agreement under the Service Agreements. Another source of liquidity may include proceeds from the exercise of warrants under the Service Agreements and the guaranty agreement with Thermo.
Our operating expenses for the year ended December 31, 2023 were $224.0 million, which included noncash items such as stock-based compensation of $22.5 million and depreciation, amortization and accretion of $88.2 million.

As of December 31, 2023, the principal balance of our debt obligations was $398.7 million, consisting of $117.3 million under the 2023 Funding Agreement, $75.5 million under the 2021 Funding Agreement and $206.0 million under the 2023 13% Notes.
Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for further discussion.
Our indebtedness could restrict us from making strategic acquisitions by limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate purposes. Our indebtedness could restrict us from paying dividends to our common shareholders. It could limit our flexibility in planning for, or reacting to, changes in our business or industry, placing us at a competitive disadvantage compared to competitors who may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our current debt agreements place limits on our ability to incur additional debt, in the future we may incur additional debt which could further exacerbate these risks.
We may also access equity and debt capital markets from time to time or refinance our debt obligations with the intent to improve the terms of our indebtedness; the availability of such financing may be unavailable on terms and conditions we determine favorable to us or at all.

Restrictive covenants in our financing arrangements may limit our operating and financial flexibility and our inability to comply with these covenants could have significant implications.
Our Funding Agreements and 2023 13% Notes contain a number of significant restrictions and covenants. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, including financial and non-financial covenants, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of favorable business opportunities. Our financing arrangements include limitations on expenditures in connection with the incurrence of certain operating expenses and capital expenditures, which may prohibit us from making certain expenditures that we consider accretive to our business and would otherwise make. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the financing arrangements would permit the lender to accelerate the indebtedness under these agreements.

Our networks and those of our third-party service providers and customers may be vulnerable to unauthorized or unlawful access, including cyber-attacks and other security breaches, that could have significant negative consequences. Our use of personal information could give rise to costs and liabilities arising from developing data privacy laws.
Our business depends on our ability to limit and mitigate interruptions to or degradation of the security of our network. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses, cyber-attacks, malware, data breaches, distributed denial of services and other security breaches. Persons who circumvent security measures could wrongfully obtain or use information from such networks or cause interruptions, delays or malfunctions in our operations. An attack on, or security breach of our network could result in theft of trade secrets, intellectual property, or other company confidential information, the interruption, degradation, or cessation of services, an inability to meet our service requirements under the Service Agreements, and potentially compromise customer data stored on or transmitted over our network. We cannot guarantee that our security measures will not be circumvented, thereby resulting in security events, network failures or interruptions that could impact our network security or availability and have a material adverse effect on our business, financial condition and operational results. A number of significant, widespread security breaches have compromised companies and governmental agencies. In some cases, these breaches originated from outside the United States. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches, and we may experience a reduction in revenues, litigation and a diminution of goodwill, caused by a compromise of our cybersecurity. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. We cannot assure you that any measures we implement to protect against breaches will provide security, that we will be able to react in a timely manner, or that our remediation efforts following any attacks will be successful.
We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is increasingly becoming the subject of extensive legislation and regulations to protect consumers’ privacy and security, such as the EU's General Data Protection Regulation that became effective in 2018. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and ever evolving. These laws may be interpreted and applied differently from country to country and in a manner that presents a challenge to our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs or change our business practices. Our services are accessible in many foreign jurisdictions, and some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, services or existing security and privacy procedures in order to comply with new or expanded regulations across numerous jurisdictions. In addition, we could face liability to end users alleging that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputation and customers, which could materially impact our results of operations and cash flows.

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
General Liability Insurance In-Orbit Exposures
Our liability policy, covers amounts up to €70 million per occurrence (with a €70 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2024. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference or interference with the use of property.
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
We operate in various U.S. and foreign tax jurisdictions. The process of determining our anticipated tax liabilities involves many calculations and estimates which are inherently complex. Our tax obligations are subject to review and possible challenge by the taxing authorities of these jurisdictions, such as the ongoing income tax return audits being conducted by the Canada Revenue Agency of our Canadian subsidiary. If taxing authorities were to successfully challenge our current tax positions, or if we changed the manner in which we conduct certain activities, we could become subject to material, unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes to tax laws in any of our applicable tax jurisdictions, which in certain circumstances could have a retroactive effect.

We are exposed to trade credit risk in the ordinary course of our business activities.
We are exposed to risk of loss in the event of nonperformance by our customers of their obligations to us. Some of our customers may be highly leveraged or subject to their own operating and regulatory risks. Many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. From time to time, credit is less available or available on more restrictive terms. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our customers' liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers could reduce our cash flows.

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
Our MSS system is subject to significant regulation by the FCC in the United States, by the ARCEP and ANFR in France and in other foreign jurisdictions where we do business by similar authorities. Additionally, the availability of globally harmonized spectrum on which our MSS system depends is managed by the ITU and, to a certain extent, sovereign nations. The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. Further, certain regulatory authorities may decide to allow additional uses within our ITU-allocation of spectrum that may be incompatible with our continued provision of MSS.
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
The FCC may permit other MSS operators to operate in our frequency bands in the future despite its prior decisions. To date, there are no other authorized CDMA-based MSS operators. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. From time to time, we have faced applications by other operators for access to its licensed spectrum.

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
The FCC and other regulatory jurisdictions internationally are permitting expanded unlicensed use of the 5 GHz band including within our C-band forward link (earth station to satellite), which operates at 5091-5250 MHz which may have a significant adverse impact on our ability to provide mobile satellite services. Additionally, the completion of the satellite navigation system in China could cause harmful interference to our existing and future services.

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
 We source our products from both domestic and foreign contract manufacturers, the largest concentration of which being in China. The adoption of regulations related to the importation of products, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. For example, during 2018, the U.S. imposed increased tariffs on certain imports from China, including several of our products, resulting in lower gross margin on impacted products. The current tariffs could increase or expand to additional categories of products not currently covered. We cannot predict how any future tariffs or other trade restrictions will impact our business, but further trade restrictions on our products may result in further reductions to gross margin. In response to the current tariffs and other relevant factors, we have commenced the process, together with our contract manufacturer, of moving our manufacturing from their facility located in China to their facility located in Vietnam. This move may subject us to other risks in the manufacturing process.
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

Risks Related to Our Common Stock
Restrictive covenants in our financing arrangements restrict our ability to pay dividends on our common stock for the foreseeable future, which may affect the market for our shares.
We do not expect to pay cash dividends on our common stock. Our Funding Agreements and 2023 13% Notes currently restrict our ability to pay cash dividends on our common stock. During 2022, we issued shares of Series A Preferred Stock. The terms of Series A Preferred Stock provide for the payment of cumulative cash dividends at a rate of 7% per annum, subject to certain terms and conditions. If such dividends are not declared by our board of directors, the dividends will accrue and cumulative payment will be made on the next dividend payment date or upon liquidation.

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

There is a limited market for our common stock and our stock price may be volatile or may be subject to short selling.
 The trading price of our common stock is subject to wide fluctuations. There are a wide variety of factors, many of which are outside of our control, that could affect the trading price of our common stock. The trading price of our common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our common stock at or above the initial purchase price. Because we are a controlled company, there is a limited market for our common stock, and we cannot assure our stockholders that a trading market will further develop or persist. In periods of low trading volume, sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.
For instance, if we effect a reverse stock split, a higher market price of our common stock may help generate greater or broader investor interest; however, we cannot assure you that a reverse stock split will result in a share price that will attract new investors. Additionally, the liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.
Additionally, selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. Holders of our securities could, therefore, experience a decline in the value of their investment as a result of short sales of our common stock.

The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.
We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 2.2 billion shares of common stock and 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. As of December 31, 2023, approximately 1.9 billion shares of common stock were issued and outstanding and 0.1 million shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2023, there were 0.4 billion shares of common and preferred stock available for future issuance, of which approximately 5.2 million shares were contingently issuable upon the exercise of stock options and the vesting of restricted stock awards and units, 44.5 million shares were contingently issuable upon the achievement and vesting of stock price targets for certain performance based restricted stock units, 5.0 million shares may be issued to Thermo if they exercise the warrants issued to them as consideration for their guarantee under the 2023 Funding Agreement and 49.1 million shares may be issued if the warrants issued in connection with the Service Agreements are exercised. 5.0 million warrants may vest if and when Thermo advances aggregate funds of $25.0 million or more to us or a permitted third party pursuant to the terms of Thermo's guarantee. In the event Thermo is required to advance funds pursuant to its guarantee with us, we will also be required to issue it shares in respect of such advance. We may issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that such sales could occur, may have a material adverse effect on the price of our common stock.

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
•change of control provisions under our financing arrangements, which provide that a change of control will constitute a default and exercise remedies thereunder; and
•change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.
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
As of December 31, 2023, Thermo owned approximately 58% of our outstanding common stock. Thermo's ownership of our outstanding common stock excludes the issuance of stock for warrants that have vested or may vest in connection with the Service Agreements as well as its ownership of perpetual preferred stock. We have depended substantially on Thermo to provide capital to finance our business. Although extraordinary corporate transactions, material sales of assets and certain transactions with related parties must be approved by the Strategic Review Committee, to the extent these and other matters are also subject to a vote of our shareholders, Thermo is able to control such vote. These matters include the election of certain members of our board of directors and numerous other matters, including changes of control and other significant corporate transactions, so long as these transactions are not between Thermo and Globalstar and until such time as Thermo shall no longer be the beneficial owner of 45% or more of our outstanding common stock.
In addition, Thermo has guaranteed certain of our delegations related to the Service Agreements and has received warrants to purchase our common stock as consideration for providing such guarantee.
Thermo is controlled by James Monroe III, our Executive Chairman. Through Thermo, Mr. Monroe holds equity interests in, and serves as an executive officer or director of, a diverse group of privately-owned businesses not otherwise related to us. We reimburse Thermo and Mr. Monroe for certain third party, documented, out-of-pocket expenses they incur in connection with our business.
The interests of Thermo may conflict with the interests of our other stockholders. Thermo may take actions it believes will benefit its equity investment in us or in connection with its guarantees of our obligations even though such actions might not be in your best interests as a holder of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 1C. Cybersecurity

We have an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats.

Our cybersecurity program is integrated into our overall risk management systems and led by our data protection officer. This program is on par with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Oversight of the program is performed by our executive management and board of directors. Internal employees as well as third party advisors were involved in the development and continued maintenance of our cybersecurity program. The program is evaluated and audited on an annual basis by independent third parties through ongoing IT compliance initiatives.

Our formalized cybersecurity incident response plan is a framework to facilitate the detection, identification, containment, eradication and recovery from cybersecurity incidents. This framework addresses how and which risks impact our operational, financial or reputational standing and/or the ability to comply with regulatory or legal requirements. The incident response plan is evaluated and tested on an annual basis by management and independent third parties.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we are subject to various cybersecurity risks that could adversely affect our business, financial condition and results of operations. Such risks may include harm to our employees or customers, violation of privacy laws, theft, fraud, extortion as well as legal and reputational risk. See Item 1A. Risk Factors, “Our networks and those of our third-party service providers and customers may be vulnerable to unauthorized or unlawful access, including cyber-attacks and other security breaches, that could have significant negative consequences. Our use of personal information could give rise to costs and liabilities arising from developing data privacy laws." for further discussion.

Item 2. Properties

As of December 31, 2023, our principal headquarters were located in Covington, Louisiana. We own or lease the facilities described in the following table:

Facility Use	Location
Offices	Africa (Botswana)
Brazil (Rio de Janeiro)
Europe (Ireland)
United States of America (California and Louisiana) (1)
Gateways	Africa (Botswana, Gabon and Rwanda)
Argentina (Bosque Alegre)
Asia (Japan, Singapore, South Korea and Thailand)
Australia (Dubbo, Meekatharra and Mount Isa)
Brazil (Manaus, Petrolina and Presidente Prudente)
Canada (Alberta and Ontario)
Europe (Estonia, France, Greece and Spain) (2)
Mexico (Jocotitlan)
Oceania (New Zealand)
United States of America (Alaska, Florida, Hawaii, Puerto Rico and Texas)

(1) Location includes a Satellite and Ground Control Center.
(2) Location includes a Satellite Control Center.

In connection with the License Agreement previously disclosed, the office lease agreement between XCOM Labs, Inc. and its lessor is expected to be assigned to Globalstar during 2024.

Item 3. Legal Proceedings

For a description of any material legal and regulatory proceedings and settlements, see Note 10: Commitments and Contingencies in our Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the NYSE American under the symbol "GSAT". We are authorized to issue 2.2 billion shares of voting common stock. As of February 23, 2024, 1.9 billion shares of our common stock were outstanding, held by 270 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in street name or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Preferred Stock

We are authorized to issue 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. On November 15, 2022, we issued 149,425 shares, of our 7.0% Perpetual Preferred Stock, Series A, $0.0001 par value per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). Holders of Series A Preferred Stock will be entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2023. As of February 23, 2024, 149,425 shares of our preferred stock were outstanding, held by four holders of record.

Dividend Information

We have never declared or paid any cash dividends on our common stock. We pay a dividend on our Series A Preferred Stock, which provides for cumulative cash dividends at a rate of 7% per annum. Except for preferred stock dividends, we currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements for further discussion.

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

Comparison of the Results of Operations for the years ended December 31, 2023 and 2022

Revenue:

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. During the twelve months ended December 31, 2023, total revenue increased $75.3 million, or 51%, to $223.8 million from $148.5 million in 2022. See below for a further discussion of the fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service Revenue:
Subscriber services
Duplex	$25,932	12%	$29,222	20%
SPOT	44,184	20%	45,670	31%
Commercial IoT	22,867	10%	19,516	13%
Wholesale capacity services	109,067	49%	34,913	24%
Engineering and other services	2,146	1%	2,747	1%
Total Service Revenue	$204,196	92%	$132,068	89%

The following table sets forth amounts and percentages of our revenue generated from equipment sales (dollars in thousands).

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Equipment Revenue:
SPOT	7,724	3%	5,888	4%
Commercial IoT	11,866	5%	10,132	7%
Other	22	—%	416	—%
Total Equipment Revenue	$19,612	8%	$16,436	11%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2023	2022
Average number of subscribers for the year ended:
Duplex	33,884	40,913
SPOT	260,141	272,088
Commercial IoT	481,859	442,060
Other	364	13,330
Total	776,248	768,391

ARPU (monthly):
Duplex	$63.78	$59.52
SPOT	14.15	13.99
Commercial IoT	3.95	3.68

The numbers reported in the above table are subject to immaterial rounding inherent in calculating averages.

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Wholesale capacity service revenue includes revenue generated from satellite network access and related services under the Service Agreements. Engineering and other service revenue includes revenue generated primarily from certain governmental and engineering service contracts; neither of these service revenue items is subscriber driven. Accordingly, we do not present ARPU for wholesale capacity service revenue and engineering and other service revenue in the table above.

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

Service Revenue

Duplex service revenue decreased 11% in 2023 due primarily to fewer average subscribers, offset partially by higher ARPU. The decrease in average subscribers is due to churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices in favor of other use cases for our network assets, including wholesale capacity services.

SPOT service revenue decreased 3% in 2023 due primarily to fewer subscribers, offset slightly by higher ARPU. Average subscribers were impacted by lower equipment sales during 2022, and therefore lower subscriber activations, due to supply chain issues that reduced the number of devices available in the sales channel. Production resumed fully during the first half of 2023 and, notably, we experienced an increase in activations during the fourth quarter of 2023 compared to the prior year's quarter.

Commercial IoT service revenue increased 17% in 2023 due to higher average subscribers and ARPU. The increase in average subscribers was due to an 8% increase in gross subscriber activations over the last twelve months when compared to the preceding twelve-month period. Higher ARPU was due to higher usage on the network as well as the mix of subscribers on various rate plans.

Wholesale capacity service revenue increased $74.2 million to $109.1 million during 2023 from $34.9 million during 2022. The increase in revenue during 2023 is due to consideration earned under the Service Agreements following the commencement of service in November 2022. During 2023, revenue under this arrangement included recurring service fees, which accounted for 94% of total wholesale capacity revenue.

Subscriber Equipment Sales

Revenue from SPOT equipment sales increased $1.8 million, or 31%, in 2023. This improvement was due to an almost 80.0% increase in the volume of products sold during 2023. Two of our core SPOT products were on back order for the vast majority of 2022 and starting in the second quarter of 2023, all SPOT products returned to ordinary production levels.

Revenue from Commercial IoT equipment sales increased $1.7 million, or 17%, in 2023. During 2022, we experienced intermittent production delays due to component part shortages for certain of our products. These issues have been resolved and all products are being manufactured in the ordinary course of business. A nearly 40% increase in volume of both our SmartOne Solar and SmartOne C devices contributed to the increase in revenue year over year.

Operating Expenses:

Total operating expenses decreased 39% to $224.0 million in 2023 from $369.5 million in 2022. This decrease was due primarily to non-recurring reductions in the value of inventory and long-lived assets that occurred in 2022. These and other contributors to the variance in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $10.1 million, or 23%, to $53.5 million in 2023 from $43.4 million in 2022. This increase is due to network expansion and upgrade work completed in connection with services provided under the Service Agreements; a substantial portion of network-related costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the contract. In line with our new and upgraded ground infrastructure, lease, maintenance and other occupancy costs increased $2.9 million, IT costs increased $1.1 million and personnel costs increased $3.4 million during 2023.

As discussed in Note 2: License Agreement to our Consolidated Financial Statements, in connection with the License Agreement with XCOM, we entered into a Support Services Agreement (the “SSA”) in 2023. Pursuant to the SSA, XCOM is required to provide services to assist us with certain operations of the business. We prepaid for the initial SSA service period (covering nine months from the License Agreement effective date) in shares of Globalstar common stock. During 2023, we recognized $2.5 million in expense associated with these SSA and other ancillary costs.

In December 2022, we received an employee retention credit totaling $1.8 million as a result of our eligibility for the employee retention credit under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the first quarter of 2021. The refund was recorded as a reduction to operating expenses during the 2022 and was allocated between Cost of Services and MG&A (defined below) totaling $1.3 million and $0.5 million, respectively, based on the employee costs incurred during the eligible period. Similar activity did not recur in 2023.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by $2.9 million, or 22%, to $16.0 million in 2023 from $13.1 million in 2022. This increase is consistent with the increase in total revenue from subscriber equipment sales. Margin percentages on subscriber equipment narrowed slightly due to the mix of products sold in each year.

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

Marketing, General and Administrative

Marketing, general and administrative expenses ("MG&A") increased $10.2 million, or 31%, to $43.5 million in 2023 from $33.3 million in 2022. In connection with the License Agreement, during 2023, we incurred $2.9 million in non-recurring transaction fees, including legal, accounting and other professional fees. We also incurred $1.0 million in MG&A costs associated with the SSA discussed above in Cost of Services.

Other legal and professional fees totaling $2.6 million for various efforts, including increased regulatory work, government relations and negotiations of new commercial arrangements, also contributed to the increase in MG&A during 2023. These costs were in part due to our preparation for, and participation in, the November 2023 World Radio Conference to protect our licensed spectrum rights globally from interference. Higher personnel costs due to merit and headcount increases also contributed to the increase in MG&A.

Stock-Based Compensation

Stock-based compensation expense increased $11.7 million to $22.5 million in 2023 from $10.8 million in 2022. The increase was due primarily to restricted stock units granted in connection with the License Agreement to certain executives. To a lesser extent, certain performance awards were modified during 2023, which also contributed to the increase in expense. Additionally, we have an annual bonus plan, which is generally paid in the form of Globalstar common stock, designed to reward key employees' efforts to meet and exceed Globalstar's financial performance target for the designated calendar year. Our projected financial performance compared to our target drove the remaining increase in stock-based compensation expense.

Reduction in Value of Long-Lived Assets

During 2023, we impaired approximately $0.4 million of construction in progress primarily related to efforts associated with a terminated software development contract.

During 2022, we recorded an impairment of our long-lived assets totaling $166.0 million. In September 2022, in connection with the launch of Phase 1 services under the Service Agreements, our strategy relative to our second-generation Duplex assets shifted. Due to this shift in strategy, we re-assessed our asset grouping for long-lived assets and determined that the second-generation Duplex assets (including the gateways (and related technology) capable of providing commercial traffic to support Sat-Fi2®) were no longer part of our overall satellite and ground network. These second-generation Duplex assets no longer provided future cash flows to us and had a net book value of approximately $161.2 million prior to their impairment in September 2022. Our first-generation Duplex assets (i.e., handsets and related ground infrastructure) were not impacted. Also reflected in the reduction in the value of long-lived assets were certain prepaid licenses and royalties necessary for the manufacture and distribution of second-generation Duplex products and services. These prepaid items were no longer considered recoverable as there are no longer separately identifiable cash flows for such assets - these assets totaled approximately $4.7 million prior to their write down in September 2022.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense decreased $5.7 million, or 6%, to $88.2 million in 2023 from $93.9 million in 2022, following a net reduction in total property and equipment due to the factors discussed in the "Reduction in Value of Long-Lived Assets" section above. Partially offsetting this decrease is depreciation expense from the on-ground spare satellite that was launched and placed into service in June 2022.

Other (Expense) Income:

(Loss) gain on extinguishment of debt

We recorded a loss on extinguishment of debt of $10.4 million during 2023 following the full pay-off of the 2019 Facility Agreement in March 2023. The extinguishment loss was recognized due to the remaining deferred financing costs and debt discount associated with the instrument at the time of repayment.

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

Interest Income and Expense

Interest income and expense, net, decreased $15.6 million to $14.6 million for 2023 compared to $30.2 million for 2022. This decrease was driven primarily by lower gross interest costs totaling $5.7 million and higher capitalized interest (which decreases interest expense) of $8.1 million due to a higher construction in progress balance.

Gross interest costs were lower due to $34.6 million less interest under the 2019 Facility Agreement (as defined below) due to the partial paydown in November 2022 and the final paydown in March 2023. Offsetting this decrease were increases of $21.5 million in interest associated with the 2023 13% Notes, which commenced in the second quarter of 2023, as well as interest and the accretion of debt discount associated with the 2023 and 2021 Funding Agreements (as defined below), which also commenced in the second quarter of 2023, and totaled $10.5 million. Other less significant items contributed to the remaining difference.

Loss on equity issuance

Loss on equity issuance was $5.0 million for 2023. In connection with Thermo's guaranty of the 2023 Funding Agreement, we issued warrants to Thermo, which vested upon the effectiveness of the guaranty and occurred in December 2023. The portion of the fair value associated with the credit enhancement, as recorded pursuant to applicable accounting guidance, was recorded as a loss on equity issuance. Similar activity did not occur in 2022.

Foreign currency gain (loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency gains of $4.9 million in 2023. We recorded foreign currency losses of $6.6 million in 2022. Foreign currency gains result with other currencies strengthen relative to the U.S. dollar; inversely, foreign currency losses result with the U.S. dollar strengthens relative to other currencies.

Income Tax Expense (Benefit)

Income tax expense (benefit) fluctuated by $1.0 million to an expense of $1.1 million in 2023 from an expense of $0.1 million in 2022. The income tax recorded during 2023 was due to withholding tax expense associated with our global transfer pricing allocations in certain foreign jurisdictions.

Comparison of the Results of Operations for the years ended December 31, 2022 and 2021

Discussion of the results of operations for the years ended December 31, 2022 and 2021 can be found in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the Funding Agreements. These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures and financing obligations, including scheduled recoupments under the 2021 Funding Agreement (defined below), interest on our 13% Notes (defined below), and dividends on our perpetual preferred stock. A longer-term source of liquidity may be the exercise of warrants issued under the Service Agreements as well as the warrants issued to Thermo associated with its guaranty of the 2023 Funding Agreement (defined below).

As of December 31, 2023 and December 31, 2022, we held cash and cash equivalents of $56.7 million and $32.1 million, respectively.

The principal amount of our debt and vendor financing outstanding was $398.7 million at December 31, 2023, compared to $202.8 million at December 31, 2022. This increase was due to the following:

•Issuance of 2023 13% Notes with an aggregate principal amount of $206.0 million (including initial sale of $200.0 million plus PIK interest payment of $6.0 million);
•The 2023 Funding Agreement amendments to the 2021 Funding Agreement resulted in debt with an outstanding principal balance as of December 31, 2023 of $75.5 million, and the derecognition of deferred revenue for a corresponding amount; and
•Entry into the 2023 Funding Agreement with an increase of debt $117.3 million; offset by
•Payoff of the remaining balance of $148.3 million due under the 2019 Facility Agreement, inclusive of $5.1 million of PIK interest accrued during 2023 prior to its payoff; and
•Payment of $59.6 million due under the vendor financing arrangement.

Cash Flows for the years ended December 31, 2023, 2022 and 2021

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2023	2022	2021
Net cash provided by operating activities	$74,341	$63,800	$131,881
Net cash used in investing activities	(175,612)	(39,952)	(45,186)
Net cash provided by (used in) financing activities	125,793	(6,048)	(140,282)
Effect of exchange rate changes on cash and cash equivalents	140	(22)	(132)
Net increase (decrease) in cash and cash equivalents	$24,662	$17,778	$(53,719)

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

Net cash provided by operating activities was $74.3 million during 2023 compared to $63.8 million during 2022. The primary driver for the increase was higher net income after adjusting for noncash items due primarily to higher wholesale capacity service fees under the Service Agreements following service launch in November 2022. This activity was offset partially by an unfavorable change in working capital due primarily to the timing of recognition of deferred revenue under the Service Agreements. The unfavorable change in deferred revenue was due primarily to the timing of receipt of the wholesale capacity service quarterly fees. To a lesser extent, the first recoupment under the 2021 Funding Agreement also decreased deferred revenue during 2023.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $175.6 million during 2023 compared to $40.0 million during 2022. An increase in payments made to MDA pursuant to our satellite procurement agreement of $121.9 million was the primary driver of the increase in cash used during 2023. Additionally, payments of capitalized interest during 2023 totaled $8.8 million and did not occur in 2022.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $125.8 million in 2023 compared to net cash used in financing activities of $6.0 million in 2022. This fluctuation was due to proceeds from the 2023 13% Notes of $190.0 million, before commissions and other related expenses, and the 2023 Funding Agreement of $117.3 million (as discussed in more detail below). The proceeds from the 2023 13% Notes were used to pay the remaining principal amount due under the 2019 Facility Agreement of $148.3 million and financing costs of $8.6 million. The payment of cash dividends in respect to our Series A Preferred Stock totaling $11.9 million was also a use of cash during 2023 that did not occur during the comparable period in 2022. Finally, pursuant to the terms of the 2021 Funding Agreement, a total of $12.5 million was recouped during 2023. During 2022, we made an unscheduled principal repayment of the 2019 Facility Agreement in August 2022 of $6.3 million.

Discussion of our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 can be found in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 6: Long-Term Debt and Other Financing Arrangements in our Consolidated Financial Statements.

Funding Agreements

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

Through December 31, 2023, payments under the 2023 Funding Agreement totaled $117.3 million. In February 2024, we received $37.7 million under the 2023 Funding Agreement.

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

Our repayment obligations under the Funding Agreements are secured by a first-priority lien on substantially all of our assets. Thermo has agreed to provide support of certain of our obligations under the Funding Agreements and certain other amounts under the Service Agreements. Entry into this guarantee agreement received shareholder approval in June 2023 and became effective in December 2023. As consideration for Thermo's guarantee, we have issued to Thermo warrants to purchase 10.0 million shares of Globalstar common stock at an exercise price equal to $2.00 per share (as calculated pursuant to the agreement). 5.0 million of these warrants vested upon effectiveness of Thermo's guarantee in December 2023, and the remaining 5.0 million warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to us or a permitted third party pursuant to the terms of Thermo's guarantee. These warrants expire five years after the date of issuance. In the event Thermo is required to advance amounts under the guarantee, we will be required to issue shares of our stock in respect of such payments equal the amount of the payment advanced by Thermo divided by the average volume-weighted average price for our common stock for the five trading days immediately preceding the date of such payment.

2023 13% Notes

In March 2023, we completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes")”), which were issued pursuant to an indenture with Wilmington Trust, National Association, as trustee (the “Indenture”). The 2023 13% Notes are senior, unsecured obligations of Globalstar and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. We agreed under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and paid-in-kind ("PIK") interest at a rate of 6.5% per annum.

The 2023 13% Notes may be redeemed at our option at any time, subject to the conditions of the Indenture. In the event of a Change of Control (as such term is defined in the Indenture) or certain other events, holders of the 2023 13% Notes have the right to require us to repurchase all or a portion of their 2023 13% Notes at a price (as calculated by us) in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and certain tax payments. The Indenture includes customary terms and covenants, including restrictions on our ability to incur indebtedness, make guarantees, sell equity interests, and customary events of default.

2019 Facility Agreement

In November 2019, we entered into a $199.0 million facility agreement with Thermo, an affiliate of EchoStar Corporation and certain other unaffiliated lenders (the "2019 Facility Agreement"). The 2019 Facility Agreement was scheduled to mature in November 2025. The loans under the 2019 Facility Agreement bore interest at a rate of 13.5% per annum paid-in-kind.

The Service Agreements required us to refinance all loans outstanding under the 2019 Facility Agreement. A portion was refinanced in November 2022 and the remaining portion was refinanced in March 2023. Using a portion of the proceeds from the sale of the 2023 13% Notes, we repaid all of our outstanding obligations under the 2019 Facility Agreement of approximately $148 million.

Vendor Financing

In February 2022, we entered into a satellite procurement agreement with MDA. This agreement (as amended) provided for deferrals of milestone payments through March 15, 2023. We paid the remaining outstanding balance during the first quarter of 2023.

Series A Preferred Stock

In November 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). We recorded the Series A Preferred Stock at fair value of the shares totaling $105.3 million on our consolidated balance sheet.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2023, we paid dividends, which were approved by our Board of Directors, totaling $11.9 million.

The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting their rights and obligations. Series A Preferred Stock may be redeemed by us, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require us to redeem such stock.

Contractual Obligations and Commitments

Contractual obligations arising in the normal course of business consist primarily of debt and financing obligations (as discussed above), purchase commitments with vendors related to the procurement, deployment and maintenance of our network (discussed below), obligations for non-cancellable purchase orders for inventory ($14.2 million of which we expect to be fulfilled in line with current forecasted equipment sales) and operating lease obligations (see Note 4: Leases to our Consolidated Financial Statements for further discussion).

Satellite Procurement Agreement

We have a satellite procurement agreement with MDA pursuant to which we expect to acquire at least 17 and up to 26 satellites that will replenish our HIBLEO-4 U.S.-licensed system and ensure long-term continuity of our MSS. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. The amended contract price for these new satellites is $329.5 million, and we have the option to purchase up to nine additional satellites at a lower per unit cost, subject to certain conditions. In addition, MDA will procure equipment to be incorporated into a satellite operations control center ("SOCC") totaling $4.9 million as well as other equipment for $3.7 million.

To date, the parties have accepted milestones totaling $190.4 million associated with the new satellites and related infrastructure, and we have paid $14.0 million during 2022 and $135.9 million during 2023. Amounts accrued as of December 31, 2023 associated with this contract totaled $55.6 million, of which $44.7 million was paid in February 2024. We expect to continue to fund a portion of the future milestone payments using the 2023 Funding Agreement.

The satellite procurement agreement with MDA contains customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions. Under the Service Agreements, subject to certain terms and conditions, we will receive Approved Capital Expenditure Payments.

Launch Services Agreement

As more fully described in our Current Report on Form 8-K filed with the Commission on August 31, 2023, we have a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of these satellites. The Launch Services Agreements provide a launch window from April to September 2025.

The launch services agreement with SpaceX contains customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions including SpaceX retaining certain amounts of the contract value. Under the Service Agreements, subject to certain terms and conditions, we will receive Approved Capital Expenditure Payments.

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

Revenue Recognition

Our primary types of revenue include (i) service revenue from two-way voice communication, and one-way and two-way data transmissions between a mobile or fixed device, (ii) subscriber equipment revenue from the sale of fixed and mobile devices as well as other products and accessories, (iii) wholesale capacity service revenue from providing satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways and (iv) service revenue from providing engineering and communication services using our MSS and terrestrial spectrum licenses. The complexities or judgements involved in revenue recognition are discussed below.

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

We record customer payments received in advance of the corresponding service period as deferred revenue. We assess the timing of services to a customer as compared to the timing of payments made to us to determine whether a significant financing component exists. In general, our subscriber-driven contracts are paid monthly or annually and the time between cash collection and performance is less than one year. For certain payments made under the Service Agreements, the length of time between receipt of payment and the transfer of services by us was greater than twelve months. Accordingly, these payments included a significant financing component.

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

For wholesale capacity services, we capitalize costs to fulfill a contract to the extent we expect to recover them and we also capitalize noncash consideration issued under the Service Agreements. Costs to fulfill a contract may include certain expenses incurred by us prior to the customer benefiting from the service, such as personnel and contractor costs and other operating expenses. Under the Service Agreements, we issued warrants to purchase shares of Globalstar common stock, which were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the warrants was capitalized as a contract asset and is being recognized as a reduction of the transaction price over the estimated term of the Service Agreements.

Property and Equipment

The vast majority of our property and equipment costs are incurred related to the construction of our satellites, including an agreement executed in 2022 for the purchase of new satellites to replenish our existing satellite constellation, and ground station upgrades. Accounting for these assets requires us to make complex judgments and estimates. We capitalize costs associated with the design, manufacture, test and launch of our low earth orbit satellites. We capitalize costs associated with the design, manufacture and test of our ground stations and other capital assets. We track capitalized costs associated with our ground stations and other capital assets by fixed asset category and allocate them to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite equal to its net book value, if any, in the period it is determined that the satellite is not recoverable.

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

GAAP requires us to assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not to be recoverable, GAAP requires us to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies. We must weigh heavily our recent financial reporting losses as a source of negative evidence when determining our ability to realize deferred tax assets. Projections of estimated future taxable income (exclusive of reversing temporary differences) are a source of positive evidence only when the projections are combined with a history of recent profitable operations and can be reasonably estimated. Otherwise, GAAP requires that we consider projections inherently subjective and generally insufficient to overcome negative evidence that includes cumulative losses in recent years. If necessary and available, we would implement tax planning strategies to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence supporting the realization of deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our services and products are sold, distributed or available in numerous countries globally. Our international sales are denominated primarily in Canadian dollars, Brazilian reais and euros. In some cases, insufficient supplies of U.S. currency may require us to accept payment in other foreign currencies. We reduce our currency exchange risk from revenues in currencies other than the U.S. dollar by requiring payment in U.S. dollars whenever possible and purchasing foreign currencies on the spot market when rates are favorable. We currently do not purchase hedging instruments to hedge foreign currencies.

We also have operations in Argentina, which is considered to have a highly inflationary economy. Operations in this country are not considered significant to our consolidated operations.

See Note 9: Fair Value Measurements in our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Globalstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Useful life of Space component assets
Description of the Matter
At December 31, 2023, the Company had $1.2 billion of Space component assets recorded as property and equipment. As discussed in Note 1 to the consolidated financial statements, the Company’s Space component assets are depreciated on a straight-line basis over their estimated useful life, which is currently estimated to be 15 years. Management’s estimate of the useful life of its Space component assets was based on estimated design life, information from the Company’s engineering department and overall Company strategy for the use of the assets.

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

Classification and valuation of the 2021 and 2023 Funding Agreements
Description of the Matter
As described in Note 7, in February 2023, the Company entered into the 2023 Funding Agreement and amended the terms of the 2021 Funding Agreement (collectively “the Funding Agreements”). We identified the assessment of the Funding Agreements as a critical audit matter, primarily due to significant judgments by management related to the determination that advances under the Funding Agreements were debt, as determined for financial reporting purposes, and the estimation of the fair value to be assigned to the debt and other components. The fair value of the debt, which was determined using a discounted cash flow method, is dependent on significant assumptions such as the discount rate. Auditing of these classification and valuation considerations involved challenging and complex auditor judgment, including the need to involve valuation specialists.

How We Addressed the Matter in Our Audit
We tested the effectiveness of controls over the Company’s assessment of the Funding Agreements, including controls related to classification and valuation. We evaluated the Company’s accounting analysis for the Funding Agreements, including the determination that advances were debt. We evaluated the Company’s estimate of the fair value of the debt and other components by involving valuation specialists to assess the reasonableness of the (1) valuation methodology and (2) valuation assumptions applied including the discount rate by developing a range of independent estimates and comparing our estimates to those used by management. We tested the source information underlying the significant assumptions and estimates and the mathematical accuracy of the calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New Orleans, Louisiana
February 29, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Globalstar, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Globalstar, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Globalstar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 29, 2024

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,744	$32,082
Accounts receivable, net of allowance for credit losses of $2,312 and $2,892, respectively	48,743	26,329
Inventory	14,582	9,264
Prepaid expenses and other current assets	22,584	13,569
Total current assets	142,653	81,244
Property and equipment, net	624,002	560,371
Operating lease right of use assets, net	34,164	30,859
Prepaid satellite costs and customer receivable	12,443	27,570
Intangible and other assets, net of accumulated amortization of $12,385 and $10,908, respectively	111,047	38,425
Total assets	$924,309	$738,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,600	$—
Accounts payable	2,027	3,843
Vendor financing	—	59,575
Accrued expenses	26,958	22,554
Accrued satellite construction costs	58,187	36,139
Payables to affiliates	459	326
Deferred revenue, net	53,677	74,639
Total current liabilities	175,908	197,076
Long-term debt	325,700	132,115
Operating lease liabilities	29,244	27,635
Deferred revenue, net	3,213	62,877
Other non-current liabilities	11,265	3,995
Total non-current liabilities	369,422	226,622

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 shares authorized and none issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,881,194,682 and 1,811,074,696 shares issued and outstanding at December 31, 2023 and 2022, respectively	188	181
Additional paid-in capital	2,438,703	2,345,612
Accumulated other comprehensive income	5,070	9,242
Retained deficit	(2,064,982)	(2,040,264)
Total stockholders’ equity	378,979	314,771
Total liabilities and stockholders’ equity	$924,309	$738,469
See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Service revenue	$204,196	$132,068	$106,464
Subscriber equipment sales	19,612	16,436	17,833
Total revenue	223,808	148,504	124,297
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	53,499	43,370	37,372
Cost of subscriber equipment sales	15,973	13,097	13,587
Cost of subscriber equipment sales - reduction in the value of inventory	—	8,553	1,004
Marketing, general and administrative	43,458	33,349	34,629
Stock-based compensation	22,489	10,754	6,729
Reduction in the value of long-lived assets	363	166,526	242
Depreciation, amortization and accretion	88,191	93,884	96,237
Total operating expenses	223,973	369,533	189,800
Loss from operations	(165)	(221,029)	(65,503)
Other (expense) income:
(Loss) gain on extinguishment of debt	(10,403)	2,790	3,098
Loss on equity issuance	(5,010)	—	—
Interest income and expense, net of amounts capitalized	(14,609)	(30,168)	(43,536)
Foreign currency gain (loss)	4,862	(6,592)	(6,308)
Derivative gain (loss) and other	1,730	(1,843)	(675)
Total other expense	(23,430)	(35,813)	(47,421)
Loss before income taxes	(23,595)	(256,842)	(112,924)
Income tax expense (benefit)	1,123	73	(299)
Net loss	$(24,718)	$(256,915)	$(112,625)

Net loss attributable to common shareholders (Note 14)	$(35,323)	$(258,252)	$(112,625)
Net loss per common share:
Basic	$(0.02)	$(0.14)	$(0.06)
Diluted	(0.02)	(0.14)	(0.06)
Weighted-average shares outstanding:
Basic	1,835,005	1,800,825	1,765,139
Diluted	1,835,005	1,800,825	1,765,139

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(24,718)	$(256,915)	$(112,625)
Other comprehensive (loss) income:
Defined benefit pension plan liability adjustment	—	2,073	410
Net foreign currency translation adjustment	(4,172)	5,279	4,424
Total other comprehensive (loss) income	(4,172)	7,352	4,834
Total comprehensive loss	$(28,890)	$(249,563)	$(107,791)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – December 31, 2020	—	$—	1,674,669	$167	$2,096,566	$(2,944)	$(1,670,724)	$423,065
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	4,937	1	5,543	—	—	5,544
Contribution of services	—	—		—	188	—	—	188
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	1,887	—	747	—	—	747
Issuance of stock for warrant exercises	—	—	115,036	12	43,666	—	—	43,678
Other comprehensive income	—	—	—	—	—	4,834	—	4,834
Net loss	—	—	—	—	—	—	(112,625)	(112,625)
Balances – December 31, 2021	—	$—	1,796,529	$180	$2,146,710	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	11,577	1	10,588	—	—	10,589
Contribution of services	—	—	—	—	188	—	—	188
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	716	—	1,135	—	—	1,135
Common stock issued in connection with conversion of 2013 8.00% Notes	—	—	2,253	—	2,548	—	—	2,548
Fair value of Warrants issued in connection with the Service Agreements	—	—	—	—	48,337	—	—	48,337
Issuance of Series A Preferred Stock	149	—	—	—	105,342	—	—	105,342
Gain on extinguishment of 2019 Facility Agreement with Thermo	—	—	—	—	30,764	—	—	30,764
Other comprehensive income	—	—	—	—	—	7,352	—	7,352
Net loss	—	—	—	—	—	—	(256,915)	(256,915)
Balances – December 31, 2022	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	9,256	1	19,286	—	—	19,287
Contribution of services	—	—	—	—	188	—	—	188
Issuance and recognition of stock-based compensation of employee stock purchase plan	—	—	887	—	1,270	—	—	1,270
Series A Preferred Dividends	—	—	—	—	(11,942)	—	—	(11,942)
Fair value of Thermo guarantees associated with 2023 Funding Agreement	—	—	—	—	8,864	—	—	8,864
Issuance of warrants to Thermo for its guarantee associated with the 2023 Funding Agreement	—	—	—	—	5,010	—	—	5,010
Issuance of stock in connection with License Agreement with XCOM	—	—	59,977	6	70,415	—	—	70,421
Other comprehensive loss	—	—	—	—	—	(4,172)	—	(4,172)
Net loss	—	—	—	—	—	—	(24,718)	(24,718)
Balances – December 31, 2023	149	$—	1,881,195	$188	$2,438,703	$5,070	$(2,064,982)	$378,979
                See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows provided by operating activities:
Net loss	$(24,718)	$(256,915)	$(112,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	88,191	93,884	96,237
Stock-based compensation expense	22,489	10,754	6,729
Noncash consideration, net, associated with wholesale capacity contract	(3,210)	(292)	—
Reduction in the value of long-lived assets and inventory	363	175,079	1,246
Noncash interest and accretion expense	14,739	30,231	38,459
Noncash portion of loss (gain) on extinguishment of debt	10,194	(2,790)	(3,098)
Loss on equity issuance	5,010	—	—
Noncash expenses associated with SSA, net of amortization	3,070	—	—
Unrealized foreign currency (gain) loss	(4,972)	6,615	6,394
Other, net	(816)	762	(464)
Changes in operating assets and liabilities:
Accounts receivable	12,693	(1,009)	1,361
Inventory	(4,154)	(2,380)	(80)
Prepaid expenses and other current assets	(3,235)	952	(5,266)
Other assets	610	(183)	82
Accounts payable and accrued expenses	(3,408)	(11,371)	(3,647)
Payables to affiliates	133	(118)	(136)
Other non-current liabilities	(53)	(2,561)	(609)
Deferred revenue	(38,585)	23,142	107,298
Net cash provided by operating activities	74,341	63,800	131,881
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(135,939)	(14,000)	—
Payments for other network upgrades to support the Service Agreements	(22,859)	(18,233)	(37,037)
Payments of capitalized interest	(8,810)	—	(395)
Payments for network upgrades to support product development	(6,907)	(7,076)	(6,307)
Sale of property and equipment	—	—	350
Purchase of intangible assets	(1,097)	(643)	(1,797)
Net cash used in investing activities	(175,612)	(39,952)	(45,186)
Cash flows provided by (used in) financing activities:
Principal and interest payments of the 2019 Facility Agreement	(148,281)	(6,341)	—
Proceeds from 2023 13% Notes	190,000	—	—
Proceeds from 2023 Funding Agreement	117,253	—	—
Principal payments of 2021 Funding Agreement	(12,500)	—	—
Dividends paid on Series A Preferred Stock	(11,942)	—	—
Payments for debt and equity issuance costs	(8,556)	(626)	(286)
Net proceeds from equity plan transactions	(181)	919	747
Principal payments of the 2009 Facility Agreement	—	—	(186,990)
Net proceeds from common stock offering and exercise of warrants	—	—	43,678
Premium refund from the 2009 Facility Agreement	—	—	2,569
Net cash provided (used in) by financing activities	125,793	(6,048)	(140,282)
Effect of exchange rate changes on cash and cash equivalents	140	(22)	(132)
Net increase (decrease) in cash and cash equivalents	24,662	17,778	(53,719)
Cash and cash equivalents, beginning of period	32,082	14,304	68,023
Cash and cash equivalents, end of period (1)	$56,744	$32,082	$14,304

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13,512	$—	$5,534
Income taxes	333	197	188

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$5,603	$12,164	$2,973
Capitalized accretion of debt discount and amortization of prepaid financing costs	5,429	1,830	612
Satellite construction assets acquired through vendor financing arrangement	—	59,822	—
Satellite construction assets in accrued expenses	58,187	36,139	—
Principal amount of 2019 Facility Agreement converted into preferred equity	—	149,425	—
Forgiveness of principal and interest of PPP Loan	—	—	5,030
Re-characterization of 2021 Funding Agreement to debt due to 2023 amendment	87,950	—	—
Fair value of common stock issued for XCOM License Agreement	58,534	—	—
Fair value of common stock issued for XCOM SSA	11,887	—	—
Construction in progress assets acquired through XCOM SSA	2,776	—	—
Fair value of warrants issued to Thermo for the guarantee associated with the 2023 Funding Agreement	5,010	—	—

(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

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
•one-way data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including commercial IoT products, such as the battery- and solar-powered SmartOne, STX-3, ST100, ST-150 and Integrity 150 ("Commercial IoT");
•satellite network access and related services utilizing our satellite spectrum and network of satellites and gateways ("Wholesale Capacity Services"); and
•engineering and other communication services using the Globalstar System ("Engineering and Other").

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

Business Combinations

The Company accounts for business combinations in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”), which requires most identifiable assets, liabilities, and goodwill acquired in a business combination to be recorded at fair value at the acquisition date. Additionally, ASC 805 requires transaction-related costs to be expensed in the period incurred. The determination of fair value of assets acquired and liabilities assumed requires estimates and assumptions that can change as a result of new information obtained about facts and circumstances that existed as of the acquisition date. As such, the Company will make any necessary adjustments to goodwill in the period identified within one year of the acquisition date. Adjustments outside of that range are recognized currently in earnings. Refer to Note 2: License Agreement of the consolidated financial statements for further details.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Cash deposited in institutional money market funds, regular interest-bearing depository accounts and non-interest-bearing depository accounts are classified as cash and cash equivalents on the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents consists primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality.

The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. For the year ended December 31, 2023, the Company's wholesale capacity customer under the Service Agreements was responsible for 49% of the Company's revenue and 69% of the Company's receivable balance. Additionally, one of the Company's value added resellers was responsible for 15% of the Company's receivable balance; however, this customer was responsible for less than 10% of the Company's revenue. No other customers were responsible for more than 10% of the Company's revenue or accounts receivable balance.

Accounts Receivable

The Company records trade accounts receivable from its customers, including MSS subscribers and its wholesale capacity customer, when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Accounts receivable are uncollateralized, without interest, and consist of receivables from wholesale capacity services and the sale of Globalstar services and equipment. The Company also may act as an agent to procure goods and perform services under the Service Agreements. Payment is generally due within 45 days of the invoice date for this customer. For service, payment is generally due from subscribers within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment.

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

The following is a summary of the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$2,892	$2,962	$4,352
Provision, net of recoveries	519	1,087	409
Write-offs and other adjustments	(1,099)	(1,157)	(1,799)
Balance at end of period	$2,312	$2,892	$2,962

Inventory

Inventory consists primarily of purchased products, including subscriber equipment devices, which work on the Company’s network, as well as component parts and other chips used in the manufacture of subscriber equipment devices. Inventory is stated at the lower of cost or net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are evaluated at the product level and measured as the difference between the cost of inventory and the net realizable. Write downs are recorded as a cost of subscriber equipment sales - reduction in the value of inventory in the Company’s Consolidated Financial Statements. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off, as applicable.

For each of the years ended December 31, 2022 and 2021, the Company wrote down the value of inventory by $8.6 million and $1.0 million, respectively, after adjusting for changes in net realizable value. The Company did not write down the value of inventory for the year ended December 31, 2023.

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

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites (the “Space Component”), primary and backup control centers, gateways (the “Ground Component”) and spectrum licenses. Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized and include direct costs of third party suppliers and contractors, internal personnel as well as equipment and materials. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. Generally, when a satellite is incorporated into the constellation, the Company begins depreciation on the date the satellite is placed into service, which was the point that the satellite reaches its orbital altitude, over its estimated depreciable life. In June 2022, the Company launched an on-ground spare satellite. The costs associated with the construction and launch of this spare satellite were placed into service after its successful launch since this satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed.

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

The Company’s existing leases have remaining lease terms of less than 1 year to 18 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its consolidated balance sheet.

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

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in issuing long-term debt or equity financing. Costs associated with obtaining long-term debt are amortized as additional interest expense over the expected term of the corresponding instrument and are recorded on the Company's consolidated balance sheets as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period.

Fair Value of Financial Instruments

The Company believes it is not practicable to determine the fair value of its debt agreements on a recurring basis without incurring significant additional costs. Unlike typical long-term debt, certain terms for its debt agreements are not readily available and generally involve a variety of factors, including due diligence by the debt holders. The Company's vendor financing arrangement was recorded at net carrying value, which approximated fair value.

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

Gain/Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt generally is recorded upon an extinguishment of a debt instrument or early payment of debt. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs and any derivative instruments, and is recorded as an extinguishment gain or loss in the Company’s consolidated statement of operations.

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

Upon activation of a Globalstar device, subscribers are generally charged an activation fee, which is recognized over the term of the expected customer life. Credits granted to customers are expensed or charged against revenue or accounts receivable over the remaining term of the contract.

Under the Service Agreements, the Company issued warrants to Partner (as defined in Note 3) (the "Warrants") to purchase shares of Globalstar common stock; the Warrants were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the Warrants was capitalized as a contract asset and is being recognized as a reduction of the transaction price over the estimated term of the Service Agreements. As of December 31, 2023 and 2022, this contract asset was $46.7 million and $52.7 million, respectively, and is netted against the associated contract liability, which is recorded in short-term and long-term deferred revenue on the Company's consolidated balance sheet. The value of the contract asset is amortized as a reduction to revenue over the period in which the Company commences its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the year ended December 31, 2023 and 2022, the Company reduced revenue by $2.6 million and $0.2 million, respectively, associated with the amortization of the fair value of the noncash consideration. The Company did not amortize any of the contract asset during 2021.

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

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. For certain payments associated with services provided under the Service Agreements, the length of time between receipt of payment by the customer and transfer of services by the Company was greater than one year. Accordingly, payments made by this customer included a significant financing component. The Company accreted interest expense using the effective interest rate method over the period in which these advance payments were outstanding. The rate in which interest is computed is based on rates implicit in the Service Agreements. For the Company's subscriber contracts, transactions with a significant financing component are infrequent as the time between cash collection and performance is generally less than one year.

The following describes the principal activities from which the Company generates its revenue.

Duplex Service Revenue. The Company recognizes revenue for monthly access fees in the period services are rendered. The Company offers certain annual plans whereby a customer prepays for a predetermined amount of minutes and data. In these cases, revenue is recognized consistent with a customer's expected pattern of usage based on historical experience because the Company believes that this method most accurately depicts the satisfaction of the Company's obligation to the customer. This usage pattern is typically seasonal and highest in the second and third calendar quarters of the year. The Company offers other annual plans whereby the customer is charged an annual fee to access the Company’s system with an unlimited amount of usage. Annual fees for unlimited plans are recognized on a straight-line basis over the contract term.

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

Wholesale Capacity Service Revenue. The Company provides wholesale capacity services. The Company allocates the transaction price under the Service Agreements to each performance obligation generally in proportion to their relative stand-alone selling prices. Revenue is recognized when the performance obligations are performed, the timing of which may involve complex judgements by management. Although the Service Agreements have no expiration date, the Company estimated its contract term based on the useful life of its existing satellite network and the expected useful life of the new satellite network under construction.

 Equipment Revenue. Equipment revenue represents subscriber device sales, including fixed and mobile user terminals, SPOT and Commercial IoT products, and accessories. The Company recognizes revenue upon shipment provided control has transferred to the customer. Indicators of transfer of control include, but are not limited to; 1) the Company’s right to payment, 2) the customer has legal title of the equipment, 3) the Company has transferred physical possession of the equipment to the customer or carrier, and 4) the customer has significant risks and rewards of ownership of the equipment. The Company sells equipment designed to work on its network through various channels, including through partners as well as direct to consumers or other businesses by its global sales team and through its e-commerce website. The sales channel depends primarily on the type of equipment and geographic region. Promotional rebates are offered from time to time. A reduction to revenue is recorded to reflect the lower transaction price based on an estimate of the customer take rate at the time of the sale using primarily historical data. This estimate is adjusted periodically to reflect actual rebates given to the Company’s customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of subscriber equipment sales.

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

Stock-Based Compensation

The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards and accounts for forfeitures as they occur. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant. For restricted stock awards and units, the fair value is determined from the stock price on the grant date. For existing market-based awards, the fair value was determined using a Monte-Carlo simulation model on the grant date.

For share-based awards with a performance condition that affects vesting, the Company recognizes compensation cost for awards if and when the performance condition is probable of achievement. Expense associated with awards with market-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period if one is present. If the market condition is satisfied prior to the end of the requisite service period, the Company will accelerate all remaining expense to be recognized.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, except in certain scenarios, including when the subsidiary operates in a hyperinflationary economy, such as Argentina. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. For 2023, 2022 and 2021, the foreign currency translation adjustments were net losses of $4.2 million, net gains of $5.3 million and net gains of $4.4 million, respectively. Foreign currency transaction gains/losses were approximately net gains of $4.9 million, net losses of $6.6 million and net losses of $6.3 million for each of 2023, 2022, and 2021, respectively.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of the Company's gateway long-lived assets are measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, the Company also capitalizes, as part of the asset carrying amount, the estimated costs associated with its expected retirement. This asset is depreciated over the life of the gateway to be retired. Accretion of the asset retirement obligation liability and depreciation of the related assets are included in depreciation, amortization and accretion in the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, the Company had accrued approximately $3.0 million, respectively, for asset retirement obligations. There were no new asset retirement obligations established and no settlements during 2023. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under site leases to remove its gateway equipment and restore the lease sites to their original condition.

Warranty Expense

Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. Warranty costs are based on historical trends in warranty charges as a percentage of gross product shipments.

Research and Development Expenses

Research and development costs were $1.4 million, $0.5 million and $1.0 million for 2023, 2022 and 2021, respectively. The majority of increase in research and development costs are associated with costs incurred pursuant to the SSA under the License Agreement (as defined and discussed further in Note 2: License Agreement). Research and development costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including the foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. For each of the years ended December 31, 2023 and 2022, the change in Accumulated other comprehensive income resulted from foreign currency translation adjustments; no amounts were reclassified out of Accumulated other comprehensive income during these periods.

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

Goodwill

For acquisitions accounted for as business combinations, goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired as of the acquisition date. Goodwill is not amortized in accordance with the requirements of ASC 350. Goodwill is required to be allocated amongst reporting units and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. All of the Company's goodwill is assigned to Globalstar's MSS business, its only reportable segment.

Goodwill is tested for impairment on an annual basis on November 30 of each fiscal year and whenever events or circumstances indicate that the asset may be impaired. The Company completed its annual goodwill impairment test on November 30, 2023 and determined there was no impairment as of that date. Additionally, the Company is not aware of any additional triggering events. The Company's goodwill impairment test is prepared using a qualitative assessment, and if necessary, a quantitative goodwill impairment test. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to measure and record an impairment loss. If a goodwill impairment test is necessary, the fair value of the reporting unit, which is determined using an income approach based on the present value of discounted cash flows, is compared to its carrying value, which includes goodwill. If the carrying value of the reporting unit exceeds its fair value, the difference is recognized as an impairment loss.

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

Intangible Assets Subject to Amortization

Our intangible assets that do not have indefinite lives are amortized over their estimated useful lives. For information related to each major class of intangible assets, including accumulated amortization and estimated average useful lives, see Note 6: Intangible and Other Assets. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an indicator is present, the Company would measure recoverability by comparing the carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is not recoverable, the undiscounted cash flows do not exceed the carrying amount and the carrying amount would be adjusted down to its fair value.

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company capitalizes incremental costs to obtain and/or fulfill a contract to the extent it expects to recover them. For subscriber-driven contracts, these capitalized contract acquisition costs primarily include deferred subscriber acquisition costs and are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. For wholesale capacity services, the Company capitalizes costs incurred by the Company prior to the customer benefiting from the service. If a contract terminates prior to the end of its expected life, the remaining capitalized contract costs associated with it becomes impaired and the amount is expensed.

For subscriber driven revenue, total contract acquisition costs were $1.2 million and $1.0 million as of December 31, 2023 and 2022, respectively, and are recorded in "Intangible and other assets" on the Company's consolidated balance sheet. These costs are typically amortized to marketing, general and administrative expenses over three years, which considers anticipated contract renewals. For the years ended December 31, 2023, 2022 and 2021, the amount of amortization related to contract acquisition costs was $0.7 million, $1.2 million and $2.1 million, respectively.

For wholesale capacity services, total costs to fulfill the customer contract associated with the Service Agreements were $5.7 million and $4.5 million as of December 31, 2023 and 2022, respectively, and are recorded in "Intangible and other assets" on the Company's consolidated balance sheet. These costs are typically amortized to cost of services and marketing, general and administrative expenses over the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the years ended December 31, 2023 and 2022, the amount of amortization related to costs to fulfill a contract was $0.4 million and $0.1 million, respectively. There was no amortization related to costs to fulfill a contract in 2021.

Advertising Expenses

Advertising costs were $2.8 million, $2.0 million and $2.3 million for 2023, 2022, and 2021, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures in this ASU. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company adopted this standard when it became effective on January 1, 2024. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates qualitative and quantitative disclosures for the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company will adopt this standard when it becomes effective on January 1, 2025. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04: Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill, eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 should be applied prospectively and is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. Prior to August 2023, the Company did not have any recorded goodwill on its consolidated balance sheets. In connection with the License Agreement (discussed in Note 2: License Agreement) entered into in August 2023, the Company recorded goodwill and is now subject to the guidance pursuant to ASU 2017-04. The Company adopted ASU 2017-04 effective July 1, 2023. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04: Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 added certain disclosure requirements for buyers in supplier finance programs. The amendments in the update require that buyers disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard when it became effective on January 1, 2023 and revised its disclosures pursuant ASU 2022-04.

2. LICENSE AGREEMENT

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

As consideration for the License and other agreements of Licensor in the License Agreement, the Company issued 60.6 million shares of its common stock (the “Stock Consideration”), representing a transaction value of approximately $68.7 million, subject to adjustment and a holdback to provide for certain liabilities related to the Intellectual Property Assets. The number of shares issued as Stock Consideration was calculated using the volume-weighted average market price of the Common Stock on the NYSE American for the 20 trading days immediately preceding August 29, 2023.

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

The Company accounted for the License Agreement under ASC 805, Business Combinations and allocated the preliminary purchase price based on the fair value of tangible and intangible assets acquired. If, prior to the end of the one-year measurement period for finalizing the purchase price allocation, information becomes available about facts and circumstances that existed as of the transaction date, which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. For the period August 29, 2023 through December 31, 2023, no measurement period adjustments were made.

The fair value of the consideration (paid in Globalstar common stock) totaled $70.4 million. Approximately 18.8 million shares transferred were subject to legal trading restrictions. These shares were valued using a Black-Scholes pricing model (refer to Note 9: Fair Value Measurements for further discussion) and the fair value on the transaction date was $19.0 million. Approximately 41.8 million shares transferred were not subject to legal trading restrictions and, pursuant to applicable accounting guidance and the Company's accounting policy election, were valued using the low price on the transaction date with a fair value of $51.4 million. The fair value of the consideration transferred included $58.5 million associated with the purchase price and the reimbursement of the seller's transaction costs as well as $11.9 million associated with the initial service period under the SSA. The Company recorded this amount as a prepaid asset on its consolidated balance sheets and will amortize the prepayment to cost of services and management, general and administrative expenses over the initial service period of nine months.

The allocation of the purchase price on August 29, 2023 is reflected in the tables below (amounts in thousands):

Identifiable assets acquired
Developed intellectual property (included in intangible assets)	$25,980
Other	1,929
Total identifiable assets acquired	$27,909
Goodwill (included in intangible assets)	30,624
Net assets acquired	$58,533

There were no liabilities assumed by the Company at the time of the License Agreement. Other items in the table above include primarily equipment, inventory and the fair value of the trade name. Refer to Note 6: Intangible and Other Assets for further discussion on goodwill.

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

During the year ended December 31, 2023, the Company incurred $2.9 million of acquisition-related costs, which primarily consisted of transaction fees as well as legal, accounting and other professional fees. These costs are recorded in management, general and administrative expenses on the Company's consolidated statements of operations.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Service revenue:
Subscriber services
Duplex	$25,932	$29,222	$31,197
SPOT	44,184	45,670	46,040
Commercial IoT	22,867	19,516	17,951
Wholesale capacity services	109,067	34,913	8,945
Engineering and other services	2,146	2,747	2,331
Total service revenue	204,196	132,068	106,464

Subscriber equipment sales:
SPOT	7,724	5,888	9,427
Commercial IoT	11,866	10,132	7,169
Other	22	416	1,237
Total subscriber equipment sales	19,612	16,436	17,833

Total revenue	$223,808	$148,504	$124,297

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

As consideration for the services provided by Globalstar under the Service Agreements, payments include a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. During 2023, revenue recognized included $6.5 million received in connection with the amendment of the Service Agreements in February 2023 as consideration related to performance obligations completed in prior periods.

The Company attributes equipment revenue to various countries based on the location where equipment is sold. Service revenue is generally attributed to the various countries based on the Globalstar entity that holds the customer contract. Revenue does not reflect our intercompany transactions; such intercompany transactions reflect globally accepted transfer pricing principles and align profits with the business operations and functions of the various legal entities in our international business. The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Service revenue:
United States	$170,621	$99,735	$75,053
Canada	16,058	17,421	17,913
Europe	6,856	6,428	7,300
Central and South America	9,978	7,961	5,447
Others	683	523	751
Total service revenue	204,196	132,068	106,464

Subscriber equipment sales:
United States	$8,599	$7,981	$10,238
Canada	5,153	4,740	3,029
Europe	2,985	1,870	2,018
Central and South America	2,863	1,793	2,487
Others	12	52	61
Total subscriber equipment sales	19,612	16,436	17,833

Total revenue	$223,808	$148,504	$124,297

Accounts Receivable

Receivables are included in "Accounts receivable, net of allowance for credit losses" on the Company's consolidated balance sheets except for the long-term portion of the wholesale capacity accounts receivable as of December 31, 2022, which was included in "Prepaid satellite costs and customer receivable." The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands):

	As of December 31,
	2023	2022
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$14,474	$14,850
Wholesale capacity accounts receivable	33,521	7,234
Agency agreement accounts receivable	748	4,245
Total accounts receivable, net of allowance for credit losses	$48,743	$26,329
Long-term wholesale capacity accounts receivable	—	16,100
Total accounts receivable (short-term and long-term), net of allowance for credit losses	$48,743	$42,429

During 2023, the Company reclassified $16.1 million of accounts receivable associated with the Service Agreements from long-term accounts receivable to short-term accounts receivable. This balance is associated with amounts that are contractually owed to the Company for meeting performance obligations related to the next-generation satellite constellation prior to the Phase 2 Service Period. The Company expects that this amount will be paid during the next twelve months.

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system under the satellite procurement agreement, as amended, with Macdonald, Dettwiler and Associates Corporation ("MDA") and certain other costs incurred for the new satellites; these payments are expected to be paid to the Company on a straight-line basis commencing with the launch of these satellites through their estimated useful life ("Phase 2 Service Period"). Based on construction in progress incurred by Globalstar, amounts expected to be billed by the Company associated with this phase of the Service Agreements were $197.1 million as of December 31, 2023.

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

	As of December 31,
	2023	2022
Short-term contract liabilities
Subscriber contract liabilities	$22,816	$21,987
Wholesale capacity contract liabilities	30,861	52,652
Total short-term contract liabilities	$53,677	$74,639
Long-term contract liabilities
Subscriber contract liabilities	$1,632	$1,704
Wholesale capacity contract liabilities, net of contract asset	1,581	61,173
Total long-term contract liabilities	$3,213	$62,877
Total contract liabilities	$56,890	$137,516

For subscriber contract liabilities, the amount of revenue recognized during the years ended December 31, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $19.6 million and $23.4 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the years ended December 31, 2023 and 2022 from performance obligations included in the contract liability balance at the beginning of these periods was $44.1 million and $0.8 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. As of December 31, 2023, the Company expects to recognize $22.8 million of its remaining performance obligations to its subscribers during the next twelve months. The Service Agreements do not have a termination date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods. As of December 31, 2023, the Company expects to recognize $30.9 million of its remaining performance obligations during the next twelve months.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of December 31,
	2023	2022
Wholesale capacity contract liabilities, net:
Advanced payments for services expected to be performed with the second-generation satellite constellation during Phase 1 (2)	$5,219	$99,671
Additional consideration associated with the 2021 and 2023 Funding Agreements (3)	16,104	—
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022 during Phases 1 and 2	23,673	25,438
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	14,204	22,540
Advanced payments for the Phase 1 service fee and service-related operating expenses and capital expenditures	19,907	18,872
Contract asset (1)	(46,665)	(52,696)
Wholesale capacity contract liabilities, net	$32,442	$113,825

(1)In November 2022, the Company issued Warrants with an initial fair value at the time of issuance of $48.3 million and recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the Warrants is recorded as a reduction to revenue over the period in which the Company performs its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided.
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

4. LEASES

The following tables disclose the components of the Company’s operating leases (amounts in thousands):

	As of December 31,
	2023	2022
Operating leases:
Right-of-use asset, net	$34,164	$30,859

Short-term lease liability (recorded in accrued expenses)	3,004	2,747
Long-term lease liability	29,244	27,635
Total operating lease liabilities	$32,248	$30,382

Finance leases are not significant to the Company's financial statements as of December 31, 2023 and 2022.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021

Operating lease cost:
Amortization of right-of-use assets, net	$2,930	$1,782	$1,986
Interest on lease liabilities	2,646	2,524	1,948
Short-term lease cost	862	498	213
Total lease cost	$6,438	$4,804	$4,147

Amortization and interest associated with finance leases were less than $0.1 million in total for the years ended December 31, 2023, 2022 and 2021; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases:

	As of December 31,
	2023	2022

Weighted-average lease term
Finance leases	3.7 years	4.6 years
Operating Leases	9.8 years	10.1 years

Weighted-average discount rate
Finance leases	10.2%	10.2%
Operating leases	8.6%	8.5%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,853	$5,299	$5,445

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the years ended December 31, 2023, 2022 and 2021; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of December 31, 2023 (amounts in thousands):

	Operating Leases	Finance Leases

2024	$5,638	$23
2025	5,667	23
2026	5,714	23
2027	5,593	15
2028	5,577	—
Thereafter	19,028	—
Total lease payments	$47,217	$84
Imputed interest	(14,969)	(14)
Discounted lease liability	$32,248	$70

In connection with the License Agreement previously disclosed, the office lease agreement between XCOM Labs, Inc. and its lessor is expected to be assigned to the Company during 2024.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2023	2022
Globalstar System:
Space component	$1,230,975	$1,246,343
Ground component	106,757	102,567
Construction in progress:
Space component	240,732	110,068
Ground component	6,814	5,316
Other	9,574	9,167
Total Globalstar System	1,594,852	1,473,461
Internally developed and purchased software	23,310	22,509
Equipment	11,905	8,042
Land and buildings	2,677	1,681
Leasehold improvements	2,147	2,083
Total property and equipment	1,634,891	1,507,776
Accumulated depreciation	(1,010,889)	(947,405)
Total property and equipment, net	$624,002	$560,371

In 2022, the Company entered into an agreement with MDA for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system. In 2023, the Company entered into an agreement with SpaceX providing for the launch of the first set of satellites under the agreement with MDA. Refer to Note 10: Commitments and Contingencies for further discussion of these agreements.

The table below reflects the amounts recorded on the Company's consolidated balance sheet (amounts in thousands).

	As of December 31,
	2023	2022
Satellite Procurement Agreement
Construction in progress	$198,884	$98,491
Vendor financing liability	—	59,575
Accrued construction costs	55,627	36,386
Prepaid construction costs	6,683	11,470

Launch Services Agreement
Construction in progress	$6,400	$—
Accrued construction costs	2,560	—
Prepaid construction costs	5,760	—

Construction in progress costs are recorded in the "space component" of construction in progress in the table above. These costs include milestones completed under the Satellite Procurement Agreement and Launch Services Agreement as well as associated personnel costs and capitalized interest. Accrued construction costs reflect work completed, but not yet invoiced under the agreements. Prepaid construction costs reflect costs for milestone payments not yet completed and are recorded in Prepaid satellite costs and customer receivable on the Company's consolidated balance sheets.

The ground component of construction in progress includes costs incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas and gateway upgrade work in connection with the Service Agreements.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest cost eligible to be capitalized	$39,143	$45,609	$47,580
Interest cost recorded in interest income (expense), net	(15,271)	(29,836)	(43,325)
Net interest capitalized	$23,872	$15,773	$4,255

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation Expense	$87,213	$85,475	$84,225

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization Expense	$978	$8,409	$12,012

During 2022, the Company wrote down the value of certain second-generation ground assets, including intangible assets. Accordingly the amortization expense decreased during 2023 associated with these assets.

Geographic Location of Property and Equipment

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Property and equipment:
North America	$581,535	$524,880
Central and South America	16,122	12,678
Africa	12,379	11,507
Asia Pacific	11,411	8,913
Europe	2,555	2,393
Total property and equipment	$624,002	$560,371
6. INTANGIBLE AND OTHER ASSETS

Intangible Assets

The Company has intangible assets not subject to amortization, which include certain costs to obtain or defend regulatory authorizations. These costs primarily include efforts related to the enhancement of the Company's licensed MSS spectrum to provide terrestrial wireless services as well as costs with international regulatory agencies to obtain similar terrestrial authorizations outside of the United States. The Company also has intangible assets subject to amortization, which primarily include developed technology and definite lived MSS licenses.

The gross carrying amount and accumulated amortization of the Company's intangible assets consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization	$16,929	$—	$16,929	$16,803	$—	$16,803

Intangible Assets Subject to Amortization:
Developed technology	$12,170	$(8,235)	$3,935	$9,113	$(7,292)	$1,821
Regulatory authorizations	5,370	(1,850)	3,520	3,722	(1,316)	2,406
Intellectual property assets in progress	25,980	—	25,980	—	—	—
Other intangible assets in progress	10,289	—	10,289	9,377	—	9,377
	$53,809	$(10,085)	$43,724	$22,212	$(8,608)	$13,604

Total	$70,738	$(10,085)	$60,653	$39,015	$(8,608)	$30,407

During 2023, intellectual property assets in progress were assumed in the License Agreement (discussed further in Note 2: License Agreement). As of December 31, 2023, these assets were still in the development phase and will be amortized over their useful lives once placed into service.

For the year ended December 31, 2023, the Company recorded amortization expense on these intangible assets of $1.4 million. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations.

Excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2023, total estimated annual amortization of intangible assets is as follows (in thousands):

2024	$1,575
2025	1,254
2026	1,225
2027	1,161
2028	646
Thereafter	1,594
Total	$7,455

Goodwill

As of December 31, 2023, the carrying amount of goodwill was $30.6 million and is associated with the Company's only operating segment, its MSS business. Goodwill is deductible for tax purposes. This goodwill was recorded during 2023 in connection with the License Agreement (refer to Note 2: License Agreement for further discussion) and represented the excess of the purchase price of the net identifiable assets acquired. At the transaction date, the goodwill was attributable to the workforce of the acquired entity and significant synergies. There were no material changes to the value of goodwill between the initial purchase date, August 29, 2023, and December 31, 2023. The Company's annual goodwill impairment test was completed on November 30, 2023 and the qualitative assessment indicated that it was more likely-than-not that the estimated fair value of the reporting unit exceeded the carrying value of goodwill.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2023	2022
Costs to obtain and fulfill a contract (Note 1)	$6,886	$1,770
Long-term accounts receivable	5,094	—
International tax receivables (Note 13)	2,791	3,552
Embedded derivative assets within the 2023 Funding Agreement (Note 8)	1,295	—
Other long-term assets	3,703	2,696
Total other assets	$19,769	$8,018

Long-term accounts receivable represents an unconditional right to consideration for equipment delivered to one customer that will be billed over the next five years; the long-term portion represents the amount that will be billed beyond the next twelve months. Other long-term assets include primarily ERP implementation costs, recoverable tariffs and other long-term deposits.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2023			December 31, 2022
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2023 Funding Agreement	$117,253	$15,433	$101,820	$—	$—	$—
2021 Funding Agreement	75,450	6,888	68,562	—	—	—
2023 13% Notes	205,958	16,040	189,918	—	—	—
2019 Facility Agreement	—	—	—	143,213	11,098	132,115
Vendor financing	—	—	—	59,575	—	59,575
Total debt and vendor financing	398,661	38,361	360,300	202,788	11,098	191,690
Less: current portion	34,600	—	34,600	59,575	—	59,575
Long-term debt and vendor financing	$364,061	$38,361	$325,700	$143,213	$11,098	$132,115

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. All amounts outstanding associated with the Company's vendor financing arrangement were due in March 2023 and, therefore, were reflected as a current liability on the Company's consolidated balance sheet as of December 31, 2022. As of December 31, 2023, the current portion of long-term debt is associated with the 2021 Funding Agreement and represents the amounts to be paid under the Service Agreements during the next twelve months.

2023 Funding Agreement

In February 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company will use to fund 50% of the amounts due under its agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The 2023 Funding Agreement replaces the Company’s requirement to raise third-party financing for such costs as previously required under the Service Agreements and will be funded on a quarterly basis, as needed and subject to certain conditions in the agreement. The remaining amount of the satellite costs is expected to be funded from Globalstar’s operating cash flows.

Through December 31, 2023, payments under the 2023 Funding Agreement totaled $117.3 million. In February 2024, the Company received proceeds of $37.7 million.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be recouped from amounts payable under the Service Agreements. The total balance is expected to be recouped in installments for a period of 16 quarters beginning no later than the third quarter of 2025. The balance may also be repaid over time through excess cash flow sweeps or voluntary prepayments, as provided under the terms of the 2023 Funding Agreement. For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments. The Company’s obligations under the 2023 Funding Agreement is also secured by a first priority lien over substantially all of the assets of the Company and its domestic subsidiaries.

Thermo has agreed to provide support of certain of the Company’s obligations under the 2023 Funding Agreement and certain other obligations under the Service Agreements. Entry into this guarantee agreement received shareholder approval in June 2023 and became effective in December 2023. See further discussion regarding Thermo's guarantee and the associated accounting conclusions in Note 12: Related Party Transactions.

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

Additionally, the prepayment features included in the 2023 Funding Agreement required bifurcation from the debt and were valued separately. The Company records the embedded derivative liability or asset as a non-current liability or asset on its consolidated balance sheet with a corresponding debt discount or premium, which is netted against the face value of the 2023 Funding Agreement. The debt discount or premium is accreted or amortized to interest expense or income through the maturity date using an effective interest rate method. Refer to Note 8: Derivatives and Note 9: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2023 Funding Agreement.

As the Company makes additional draws under the 2023 Funding Agreement, the amount of each draw will be recorded at fair value and the Company will assess the fair value of embedded features within the debt.

The table below outlines the components of the draws made under the 2023 Funding Agreement at funding (amounts in thousands):

	April 2023	November 2023
Principal	$87,730	$29,523
Debt Discount - Thermo Guarantee	(6,897)	(1,967)
Debt Discount - Customer Relationship	(4,509)	(3,290)
Debt (Discount) Premium - Embedded Derivative	(341)	49
Fair Value at Issuance	$75,983	$24,315

2021 Funding Agreement

During 2021, the Company received payments under the 2021 Funding Agreement totaling $94.2 million. In connection with the February 2023 amendment of the Service Agreements (discussed above), certain terms of the 2021 Funding Agreement were amended to align with the terms of the 2023 Funding Agreement, including granting Partner a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries to secure the Company's repayment of amounts funded. This amendment resulted in the previously recorded deferred revenue being re-characterized as debt. On the amendment date, the Company recorded the funding under the 2021 Funding Agreement at fair value, net of a debt discount. The Company is accreting the debt discount to interest expense through the maturity date using an effective interest rate method.

During 2023, $12.5 million was recouped pursuant to the terms of the 2021 Funding Agreement, which reduced the principal amount outstanding under the agreement.

The table below outlines the components of the 2021 Funding Agreement upon amendment (amounts in thousands):

Principal	$94,200
Less: Amount Repaid Prior to Amendment	(6,250)
Debt Discount - Customer Relationship	(11,626)
Fair Value at Issuance	$76,324

2023 13% Notes

In March 2023, the Company completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the “2023 13% Notes”). The 2023 13% Notes were sold pursuant to a Purchase Agreement (the “Purchase Agreement”) among the Company, as issuer, the subsidiary guarantors party thereto (each, a “Subsidiary Guarantor” and collectively, the “Subsidiary Guarantors”), an affiliate of Värde Partners and the other purchasers party thereto (collectively, the “Purchasers”). The 2023 13% Notes were issued pursuant to an indenture, dated as of March 31, 2023 (the “Indenture”), among the Company, the Subsidiary Guarantors, as guarantors, and Wilmington Trust, National Association, as trustee.

The 2023 13% Notes are senior, unsecured obligations of the Company and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount of the 2023 13% Notes. The Company used a portion of the net proceeds to pay financing costs of $7.8 million, which were recorded on the Company's consolidated balance sheet as a reduction in the carrying amount of the debt. The 2023 13% Notes bear interest initially at a rate of 13.00% per annum payable semi-annually in arrears. The Company is required to pay interest (i) at a rate per annum of 4.00% which must be paid in cash and (ii) at a rate per annum of 9.00% which may be paid either (a) in-kind (“PIK”) by increasing the principal amount of the 2023 13% Notes outstanding or (b) in cash, in such proportion as the Company may choose, with a step up in the PIK component of the interest if any 2023 13% Notes remain outstanding after March 15, 2028. Pursuant to the Service Agreements, the Company has agreed to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum.

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

The Company evaluated the various embedded derivatives within the 2019 Facility Agreement related to certain contingently exercisable put options. Due to the substantial discount upon issuance, as calculated under applicable accounting guidance, these prepayment features were required to be bifurcated and separately valued. The Company initially recorded the compound embedded derivative liability as a non-current liability on its consolidated balance sheets with a corresponding debt discount, which was netted against the face value of the 2019 Facility Agreement. The Company accreted the debt discount associated with the compound embedded derivative liability to interest expense through the maturity date, prior to its extinguishment, using an effective interest rate method. Refer to Note 8: Derivatives and Note 9: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2019 Facility Agreement.

Vendor Financing

In February 2022, the Company entered into a satellite procurement agreement with MDA (see Note 10: Commitments and Contingencies for further discussion). This agreement (as amended), which had original payment terms within 45 days, provided for deferrals of milestone payments through March 15, 2023. Deferred amounts represented approximately 23% of the initial contract price. Invoices to MDA were generally paid within six months of the due date. The Company paid the remaining balance during the first quarter of 2023.

Reflected in the table below is a rollforward of the Company's obligations under its vendor financing arrangement with MDA (amounts in thousands):

	2023	2022
Confirmed obligations outstanding, January 1, 2023 and 2022, respectively	$59,575	$—
Invoices confirmed during the periods	—	73,575
Confirmed invoices paid during the periods	(59,575)	(14,000)
Confirmed obligations outstanding, December 31, 2023 and 2022, respectively	$—	$59,575

Series A Preferred Stock

In November 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) in exchange for $149.4 million outstanding principal amount of its 2019 Facility Agreement held by affiliates of Thermo and certain other lenders. The Company recorded the Series A Preferred Stock at the fair value of the shares totaling $105.3 million on the Company's consolidated balance sheet. The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting the rights and obligations of the Series A Preferred.

Holders of Series A Preferred Stock will be entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears beginning on January 1, 2023. During 2023, the Company paid dividends approved by the Company's Board of Directors totaling $11.9 million. No dividends were paid in 2022.

Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock. The holders of the Series A Preferred stock have customary liquidation preferences.

Debt maturities
Annual debt maturities for each of the five years following December 31, 2023 and thereafter are as follows (in thousands):

2024	$34,600
2025	44,023
2026	41,222
2027	34,972
2028	34,972
Thereafter	208,872
Total	$398,661

Amounts in the above table are calculated based on amounts outstanding at December 31, 2023, and therefore exclude future paid-in-kind interest payments and future draws pursuant to the 2023 Funding Agreement and assume recoupments as scheduled under the 2021 and 2023 Funding Agreements.

8. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s borrowing arrangements, requiring recognition on its consolidated balance sheets. None of these derivative instruments are designated as a hedge. Derivative liabilities are recorded in "Other non-current liabilities" or "Intangible and other assets" on the Company's consolidated balance sheet. The fair value of each embedded derivative is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations and consolidated statements of cash flows as a non-cash operating activity.

The instruments and related features embedded in the debt instruments that are required to be accounted for as derivatives are described below. See Note 9: Fair Value Measurements for further discussion.

Embedded Derivatives within the 2023 Funding Agreement

The 2023 Funding Agreement contains certain prepayment features that are required to be bifurcated and recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt discount or premium that is netted against the principal amount of the draws under the 2023 Funding Agreement. As the Company makes a draw on the 2023 Funding Agreement, an associated embedded derivative is bifurcated and recorded. The Company determines the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuates based on projected cash flows, the derivative may result in either a liability or an asset to the Company.

During the year ended December 31, 2023, the Company recorded a derivative gain of $1.6 million, which is reflected in "Derivative gain (loss) and other" in the Company’s consolidated statement of operations. As of December 31, 2023, the fair value of the embedded derivatives within the 2023 Funding Agreement were assets totaling $1.3 million.

Compound Embedded Derivative within the 2019 Facility Agreement

The 2019 Facility Agreement contained certain contingently exercisable put features that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of this derivative using a probability weighted discounted cash flow model.

During the years ended December 31, 2022 and 2021, the Company recorded derivative losses of $1.0 million and gains of $0.2 million, respectively, which is reflected in Derivative gain (loss) and other in the Company’s consolidated statement of operations. As of December 31, 2022, the fair value of the compound embedded derivative within the 2019 Facility Agreement was $0.1 million.

In November 2022, the Company exchanged a portion of the 2019 Facility Agreement into Series A Preferred Stock. In March 2023, the Company refinanced the remaining principal outstanding under the 2019 Facility Agreement with proceeds from the issuance of its 2023 13% Notes. As a result of this activity, the Company wrote off the embedded derivative associated with the 2019 Facility Agreement, which is included in "(Loss) gain on extinguishment of debt" on the consolidated statement of operations; therefore, no balance remained as of December 31, 2023. See Note 6: Long-Term Debt and Other Financing Arrangements for further discussion.

Compound Embedded Derivative within the 2013 8.00% Notes

The 2013 8.00% Notes contained a conversion option and contingent put feature that were required to be bifurcated and recorded as a compound embedded derivative. The Company determined the fair value of the compound embedded derivative liability using a Monte Carlo simulation model.

During the years ended December 31, 2022 and 2021, the Company recorded derivative gains of $0.2 million and losses of $1.2 million, respectively, which is reflected in "Derivative gain (loss) and other" in the Company’s consolidated statement of operations. During 2022, the compound embedded derivative with the 2013 8.00% Notes was extinguished; therefore no balance remained as of December 31, 2022.

9. FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The Company marks-to-market its derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 8: Derivatives for further discussion.
Embedded Derivatives within the 2023 Funding Agreement

The embedded derivatives within the 2023 Funding Agreement are valued using a discounted cash flow model. The most significant observable input used in the fair value measurement is the discount yield, which was 6.51% at December 31, 2023. The discount yield at issuance for the first and second draws was 8.52% and 9.14%, respectively. The decrease in the discount yield as of December 31, 2023 compared to discount yield upon issuance was due primarily to the effectiveness of Thermo's guaranty of the 2023 Funding Agreement, which occurred in December 2023. As the discount yield used in the valuation decreases, the fair value of the embedded derivative decreases.

The significant unobservable input used in the fair value measurement includes estimated timing and amounts of cash flows associated with the prepayment features within the debt agreement. As projected cash flows increase, the fair value of the embedded derivative increases.

As of December 31, 2023, the embedded derivatives within the 2023 Funding Agreement were categorized as a Level 3 fair value and was recorded as an asset of $1.3 million.

Compound Embedded Derivative within the 2019 Facility Agreement

The compound embedded derivative within the 2019 Facility Agreement was valued using a probability weighted discounted cash flow model. The most significant observable input was the discount yield. The unobservable inputs included the probability of change of control and the estimated timing and amounts of cash flows. As of December 31, 2022, this compound embedded derivative liability was categorized as a Level 3 fair value and was $0.1 million. In 2023, the Company refinanced the remaining principal balance outstanding and wrote off the associated embedded derivative balance; therefore, no balance remained as of December 31, 2023.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2023	2022
Balances at beginning of period	$(122)	$(880)
Issuance of embedded derivatives within the 2023 Funding Agreement	(292)	—
Derivative adjustment related to debt conversions	—	1,148
Derivative adjustment related to extinguishment of debt	122	415
Unrealized gain (loss), included in derivative gain (loss) and other	1,587	(805)
Balances at end of period	$1,295	$(122)

Fair Value of Debt Instruments and Other Financing Arrangements

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

2023 Funding Agreement

As previously discussed, the Company entered into the 2023 Funding Agreement in February 2023. Significant quantitative Level 3 inputs were utilized in the valuation model as of the draw dates. Amounts payable under the 2023 Funding Agreement are guaranteed by Thermo.

The Company's first draw under the 2023 Funding Agreement occurred in April 2023 with a total fair value of $76.0 million calculated as the projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 8.52%. For the fair value associated with the guarantee by Thermo, the Company recorded $6.9 million for this embedded feature, which was calculated as the difference in projected cash flows with and without the guarantee agreement discounted using calculated rates of 6.22% and 8.52%, respectively.

The Company's second draw under the 2023 Funding Agreement occurred in November 2023 with a total fair value of $24.3 million calculated as the projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 9.14%. For the fair value associated with the guarantee by Thermo, the Company recorded $2.0 million for this embedded feature, which was calculated as the difference in projected cash flows with and without the guarantee agreement discounted using calculated rates of 6.72% and 9.14%, respectively.

2021 Funding Agreement

In connection with the re-characterization of the 2021 Funding Agreement from deferred revenue to debt, the Company recorded the fair value of the debt calculated as the projected cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 8.52%. The total fair value of the 2021 Funding

Agreement was $76.3 million and was recorded on the Company's consolidated balance sheet during the second quarter of 2023 when the amendment was effective.

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

Warrants Issued in Connection with the Thermo Guaranty

As discussed in Note 6: Long-Term Debt and Other Financing Arrangements and Note 12: Related Party Transactions, the Company issued to Thermo a warrant to purchase 10.0 million shares of the Company’s common stock.

The fair value of 5.0 million of the warrants, which is the portion that vested immediately on the effective date of the agreement, was estimated using the Black-Scholes option pricing model with the following assumptions on the valuation date of December 7, 2023.

Number of warrants (in millions)	5.0
Grant date	December 7, 2023
Exercise price	$2.00
Expected term (years)	5
Risk-free interest rate	4.11%
Volatility	92.14%
Black-Scholes fair value per share	$1.00
Total fair value (in millions)	$5.0

The fair value of the warrants that vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company was assigned a fair value of zero based on the low probability of the need for the funding over the term of the 2023 Funding Agreement.

10. COMMITMENTS AND CONTINGENCIES

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

Satellite Procurement Agreement and Launch Services Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA pursuant to which Globalstar will acquire at least 17 satellites (and up to 26 satellites) with an amended contract price of $329.5 million, with initial delivery expected to occur in 2025. In addition, MDA will procure a satellite operations control center for $4.9 million as well as other equipment for $3.7 million.

As more fully described in our Current Report on Form 8-K filed with the Commission on August 31, 2023, in August 2023, the Company entered into a Launch Services Agreement by and between the Company and Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of the satellites the Company is acquiring pursuant to the satellite procurement agreement with MDA. The Launch Services Agreements provide a launch window from April to September 2025.

The Service Agreements provide for the Company to receive service payments equal to 95% of the approved capital expenditures under each contract.

Inventory Purchase Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally noncancelable and the order quantities are based on sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2023 were approximately $14.2 million.

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

11. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$4,307	$4,967
Accrued property and other taxes	5,586	3,293
Accrued customer liabilities and deposits	4,284	5,233
Accrued professional and other service provider fees	2,010	1,190
Accrued inventory	1,210	874
Short-term lease liability	3,004	2,747
Accrued interest	3,942	1,291
Other accrued expenses	2,615	2,959
Total accrued expenses	$26,958	$22,554

Accrued interest includes interest associated with the cash portion of the 13% Notes due in March 2024. Other accrued expenses include primarily vendor services, warranty reserve and occupancy costs.

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Asset retirement obligations (Note 1)	$2,951	$2,953
Accrued interest	7,429	—
Compound embedded derivative with the 2019 Facility Agreement (Note 8 and Note 9)	—	122
Deferred tax liability (Note 13)	329	322
Foreign tax contingencies	503	530
Other	53	68
Total other non-current liabilities	$11,265	$3,995

Accrued interest includes interest associated with the PIK portion of the 13% Notes and the 2023 Funding Agreement. Foreign tax contingencies reflect primarily amounts owed by the Company's Brazilian subsidiary pursuant to refinancing programs in country.

12. RELATED PARTY TRANSACTIONS

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers and/or minority equity owners of various Thermo entities.

Payables to Thermo related to normal purchase transactions were $0.5 million and $0.3 million as of December 31, 2023 and 2022, respectively.

Transactions with Thermo

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: i) non-cash expenses, such as stock compensation costs as well as costs recorded as a contribution to capital, and ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these expenses are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2023 lease payments were $1.6 million. The lease term is ten years and will expire in January 2029. During each of the twelve months ended December 31, 2023, 2022 and 2021, the Company incurred lease expense of $1.6 million, respectively, associated with this lease agreement.

Perpetual Preferred Stock

Thermo's ownership in the Company's Series A Preferred Stock is $136.7 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2023, the Company made dividend payments to Thermo which were approved by the Company's Board of Directors totaling $10.9 million.

Service Agreements

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

Guaranty with 2023 Funding Agreement

Amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Service Agreements are guaranteed by Thermo. Thermo has agreed to provide support of certain of the Company’s obligations under the 2023 Funding Agreement. This guarantee agreement received shareholder approval in June 2023 and became effective in December 2023. As consideration for Thermo's guarantee, the Company has issued to Thermo warrants to purchase 10.0 million shares of the Company’s common stock at an exercise price equal to $2.00 per share (as calculated pursuant to the agreement). 5.0 million of these warrants vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the remaining 5.0 million warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. These warrants expire five years after the date of issuance.

Upon effectiveness of Thermo's guarantee, the Company recorded the fair value of the vested warrants, which was accounted for as a credit enhancement for the guarantee and totaled $5.0 million at issuance, to additional paid-in-capital on the Company's consolidated balance sheet. with an offset to "Loss on equity issuance" on the Company's consolidated statement of operations.

The second tranche of warrants, which vests if and when Thermo advances aggregate funds of $25.0 million, was assigned a fair value of zero based on the Company's future cash flows and the low probability of the need for funding from Thermo as required under the 2023 Funding Agreement. The Company will reassess the probably of vesting at each reporting period and, if the probability of vesting increases, it will record the fair value as a liability pursuant to applicable accounting guidance with an offsetting expense to derivative gain or loss in that period.

To the extent Thermo is required to advance amounts under the guarantee, the Company is required to issue shares of Common Stock of the Company in respect of such advance in an amount equal to the amount of such payment divided by the average of the volume weighted average price of the Company’s common stock on the five trading days immediately preceding such payment.

Refer to Note 9: Fair Value Measurements for further discussion on the fair value of the vested warrants issued to Thermo.

License Agreement

In connection with the XCOM transaction, a portion of the Stock Consideration was resold by XCOM to certain long-term investors of Globalstar and XCOM (the “Resale Purchasers”), including Thermo, in private resale transactions exempt from registration under the Securities Act. Together with shares it received for release of debt owed to it by Licensor, Thermo acquired 4.2 million total shares.

Governance

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

13. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal tax	$—	$—	$—
State tax	240	82	153
Foreign tax	850	(9)	7
Total	1,090	73	160
Deferred:
Federal and state tax	33	—	(459)
Foreign tax	—	—	—
Total	33	—	(459)
Income tax expense (benefit)	$1,123	$73	$(299)

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. loss	$(30,086)	$(232,148)	$(79,452)
Foreign income (loss)	6,491	(24,694)	(33,472)
Total loss before income taxes	$(23,595)	$(256,842)	$(112,924)

As of December 31, 2023 and 2022, the Company had cumulative U.S., state and foreign net operating loss ("NOL") carryforwards for income tax reporting purposes of approximately $1.9 billion and $2.0 billion, respectively. The vast majority of these NOL carryforwards were generated prior to 2018 and expire through 2041 (with less than 1% expiring prior to 2027) and the remaining NOL carryforwards do not expire.

The components of net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2023	2022
Federal and foreign NOL and credit carryforwards	$467,282	$479,884
Property and equipment and other long-term assets	(60,697)	(77,925)
Deferred revenue	28,147	25,774
Reserves and disallowed interest	3,081	8,919
Deferred tax assets before valuation allowance	437,813	436,652
Valuation allowance	(438,142)	(436,948)
Net deferred income tax liability	$(329)	$(296)

The deferred revenue tax asset in the table above is related to a portion of the prepayments made under the Service Agreements (see Note 3: Revenue to our Consolidated Financial Statements for further discussion).

The change in the valuation allowance during 2023 of $1.2 million was due to depreciation driven to the difference between tax and book depreciable lives. Due to the limitation on utilization of state NOLs, the Company recorded deferred tax liabilities of $0.3 million as of both December 31, 2023 and 2022.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision at U.S. statutory rate of 21%	$(4,967)	$(53,951)	$(23,714)
State income taxes, net of federal benefit	(771)	(4,065)	(867)
Change in valuation allowance	(969)	43,500	15,991
Effect of foreign income tax at various rates	(131)	(133)	176
Permanent differences	5,923	8,229	4,993
Net change in permanent items due to provision to tax return	(731)	1,855	(569)
Adjustment to reserved deferred assets	2,104	4,607	1,969
Adjustment to state deferred rate	170	136	775
Withholding tax	502	—	—
Other	(7)	(105)	947
Total	$1,123	$73	$(299)

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

The Company's Canadian subsidiary is under audit for multiple tax years. The Company is working with the Canada Revenue Agency ("CRA") to complete the audits. The CRA has completed its audit for the years ended October 31, 2016 and 2017 and assessed the Company for additional tax liabilities, which the Company is appealing. The Company's NOL in Canada would largely offset this tax liability to the extent that the Company is unsuccessful in its appeal. The years ended October 31, 2018 through December 31, 2022 remain under examination.

Except for the audit noted above, neither the Company nor any of its subsidiaries is currently under audit by the IRS or by any state income tax jurisdiction in the United States. The Company's corporate U.S. tax returns for 2020 and subsequent years remain subject to examination by tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2015 and subsequent years in most of the Company's international tax jurisdictions.

There are no unrecognized tax benefits as of December 31, 2023 and 2022.

Other

As of December 31, 2023, the Company had not provided foreign withholding taxes on approximately $5.2 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company recorded a value added tax ("VAT") recoverable, of which the short term portion is included in prepaid and other current assets on its consolidated balance sheet totaling $2.2 million and $1.7 million, respectively, and the long-term portion is included in intangible and other assets, net, on its consolidated balance sheet totaling $2.3 million and $3.1 million, respectively. This VAT recoverable is related primarily to certain payments for the purchase and importation of gateway equipment in various international jurisdictions in connection with the Company's network upgrade work.

14. LOSS PER SHARE

The following table sets forth the calculation of basic and diluted loss per share and reconciles basic weighted average shares to diluted weighted average shares of common stock outstanding for the periods indicated (in thousands):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(24,718)	$(256,915)	$(112,625)
Effect of Series A Preferred Stock dividends	(10,605)	(1,337)	—
Adjusted net loss attributable to common shareholders	$(35,323)	$(258,252)	$(112,625)

Denominator:
Weighted average common shares outstanding	1,835,005	1,800,825	1,765,139

Net loss per common share:
Basic	$(0.02)	$(0.14)	$(0.06)
Diluted	$(0.02)	$(0.14)	$(0.06)

For the years ended December 31, 2023, 2022 and 2021, 18.8 million shares, 7.7 million shares and 10.1 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Included in these shares as of December 31, 2023 and 2022 is a portion of the 49.1 million Warrants issued under the Service Agreements in 2022 based on the treasury stock method. During 2023, 5.0 million of the warrants that were issued to Thermo for its guarantee of the 2023 Funding Agreement vested; none of these warrants are included in the potentially dilutive securities for the period due to the consideration of the exercise price of the warrants relative to the average market price during the period. Also excluded from the amounts above are 5.0 million unvested warrants associated with Thermo's guarantee of the 2023 Funding Agreement; these warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee.

As discussed in Note 6: Long-Term Debt and Other Financing Arrangements, the Company's Board of Directors approved the payment of dividends totaling $10.6 million and $1.3 million, respectively, for the twelve months ended December 31, 2023 and 2022 on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

15. STOCK COMPENSATION

Share-Based Payment Arrangements with Employees

The Company’s Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. At the time of grant, the Company takes into consideration the timing of the stock based award and evaluates for conditions that could result in the award to be considered spring loaded. As of December 31, 2023 and 2022, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 20.6 million and 9.8 million, respectively.

Stock Options

The Company has granted incentive stock options under the Equity Plan. These options have various vesting terms, but generally vest in equal installments over three years and expire in ten years. The Company recognizes compensation expense for stock option grants over the Eligible Participants' requisite service period, which is generally based on the vesting period and the fair value at the date of grant using the Black-Scholes option pricing model. The table below summarizes the assumptions for the indicated periods:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.9%	1.4%	0.4%
Expected term of options (years)	5	5	5
Volatility	65%	100%	62%
Weighted average grant-date fair value per share	$0.73	$0.86	$0.17
The following table represents the Company’s stock option activity for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	8,099,885	$1.29
Granted	800,000	1.27
Exercised	(61,484)	0.70
Forfeited or expired	(554,400)	1.99
Outstanding at December 31, 2023	8,284,001	1.24

Exercisable at December 31, 2023	6,736,494	$1.26

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the years ended December 31, 2023, 2022 and 2021, the total intrinsic value of all stock options exercised was less than $0.1 million, $0.4 million and $0.7 million, respectively. The aggregate intrinsic value of all outstanding stock options at December 31, 2023 was $6.9 million with a remaining contractual life of 5.3 years. The aggregate intrinsic value of all vested stock options that were exercisable at December 31, 2023 was $5.7 million based on a per grant calculation with a remaining contractual life of 4.7 years. Net cash proceeds during the year ended December 31, 2023 from the exercise of stock options was less than $0.1 million.

For each of the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.5 million of compensation expense related to stock options. As of December 31, 2023, unrecognized compensation expense related to non-vested stock options outstanding was approximately $0.6 million to be recognized over a weighted-average period of 1.6 years.

Restricted Stock

Grants of restricted stock have varying vesting criteria, including immediate, one year from the grant date, in equal annual installments over three years or based on performance criteria. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock awards are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted stock is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period. The table below summarizes the weighted average grant date fair value of restricted stock for the indicated periods:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value	$1.36	$1.73	$1.23

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	9,953,866	$1.47
Granted	7,860,740	1.36
Vested	(8,819,458)	1.29
Forfeited	(159,067)	1.47
Nonvested at December 31, 2023	8,836,081	$1.56

Included in the vested balance during the year ended December 31, 2023 were approximately 3.4 million performance-based restricted stock awards that vested upon the achievement of certain milestones during the year.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $13.1 million, $10.4 million and $5.6 million, respectively, of compensation expense related to restricted stock awards. The increase in compensation expense during 2023 was driven primarily by performance grants to certain employees associated with their efforts under the Service Agreements as well as other performance criteria. The total fair value, as calculated on the day of vesting, of restricted stock awards that vested during 2023, 2022 and 2021 was $11.6 million, $14.6 million, and $8.6 million, respectively. As of December 31, 2023, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $10.2 million to be recognized over a weighted-average period of 1.7 years.

Market-Based Restricted Stock Units

During 2023, the Company granted 44.5 million restricted stock units ("RSUs") to certain executives which are earned over a four-year performance period. The RSUs vest upon the Company's common stock trading at various price levels throughout the performance period. The RSUs were valued using a Monte Carlo simulation model. As of the grant date, September 25, 2023, the fair value of the RSUs was $39.5 million. This total fair value will be recognized over the derived service period, estimated to be 2.6 years. The Monte Carlo simulation was computed using the following assumptions:

	Risk-Free Interest Rate	Stock Price Volatility	Market Price of Common Stock
Fair Value of RSUs	4.73%	80.00%	$1.29

For the year ended December 31, 2023, the Company recognized $6.7 million of compensation cost related to these awards. As of December 31, 2023, unrecognized compensation expense related to unvested market-based RSUs was approximately $32.8 million to be recognized over a weighted-average period of 1.5 years. No market-based RSUs vested, expired or were forfeited during 2023.

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

For the 2023 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the plan document. As of December 31, 2023, $2.5 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which is expected to be made in the form of common stock during the first quarter of 2024.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Plan”) which provides eligible employees of the Company with an opportunity to acquire shares of its common stock at a discount. As of December 31, 2023, the maximum aggregate number of shares of common stock that may be purchased through the Plan was 20.0 million shares (subject to adjustment as allowed in the Plan) and the Company has issued approximately 13.6 million shares.

For 2023 and 2022, the Company received $0.9 million and $0.7 million, respectively, in proceeds related to shares issued under the Plan. For each of the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation expense of approximately $0.4 million, which is reflected in marketing, general and administrative expenses. The fair value of the employees’ stock purchase rights granted under the ESPP is estimated using the Black-Scholes option pricing model.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of December 31, 2023, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2023 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2023.

(b)Changes in internal control over financial reporting

As of December 31, 2023, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2023.

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2023 Pay Ratio" which will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2023 and 2022
Consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated statements of stockholders’ equity for the years ended December 31, 2023, 2022 and 2021
Consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

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

GLOBALSTAR, INC.

		By:	/s/ Dr. Paul E. Jacobs
Date:	February 29, 2024		Dr. Paul E. Jacobs
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Paul E. Jacobs and Rebecca S. Clary, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2024.

Signature	Title

/s/ Dr. Paul E. Jacobs	Chief Executive Officer
Dr. Paul E. Jacobs	(Principal Executive Officer)

/s/ Rebecca S. Clary	Chief Financial Officer
Rebecca S. Clary	(Principal Financial and Accounting Officer)

/s/ James Monroe III
James Monroe III	Director

/s/ William A. Hasler
William A. Hasler	Director

/s/ James F. Lynch
James F. Lynch	Director

/s/ Michael J. Lovett
Michael J. Lovett	Director

/s/ Keith O. Cowan
Keith O. Cowan	Director

/s/ Benjamin G. Wolff
Benjamin G. Wolff	Director

/s/ Timothy E. Taylor
Timothy E. Taylor	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (Appendix A to DEF 14A filed April 12, 2021)

3.2*	Fifth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on August 31, 2023)

3.3*	Certificate of Designation filed November 15, 2022 (Exhibit 3.1 to Form 8-K filed on November 16, 2022)

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.2*	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019 (Exhibit 10.1 to Form 10-Q filed May 2, 2019)

10.3*	Form of Indemnification Agreement between Globalstar, Inc. and its Directors dated February 26, 2019 (Exhibit 10.50 to Form 10-K filed February 28, 2019)

10.4*	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.5*	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.6*	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.7*	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.8*	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.9*	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.10*††	2021 Key Employee Bonus Plan (Exhibit 10.24 to Form 10-K Filed March 4, 2021)

10.11*††	2022 Key Employee Bonus Plan (Exhibit 10.21 to Form 10-K filed February 25, 2022)

10.12*††	2023 Key Employee Bonus Plan (Exhibit 10.5 to Form 10-Q filed May 5, 2023)

10.13*††	Amended and Restated Prepayment Agreement dated May 19, 2021 (Exhibit 10.1 to Form 10-Q filed August 5, 2021)

10.14*††	Satellite Procurement Agreement dated February 21, 2022 between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation (Exhibit 10.1 to Form 10-Q filed May 5, 2022)

10.15*††	Conformed Copy of Key Terms Agreement reflecting amendments through September 7, 2022 (Exhibit 10.1 to Form 8-K filed September 7, 2022)

10.16*††	Exchange Agreement dated November 15, 2022 (Exhibit 10.1 to Form 8-K filed November 16, 2022)

10.17*	Purchase Agreement, dated March 28, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and the Purchasers party thereto (Exhibit 10.1 to Form 8-K filed March 29, 2023)

10.18*
Indenture (including form of Note) dated March 31, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Exhibit 10.1 to Form 8-K filed April 6, 2023)

10.19*††	Collateral Agreement dated April 6, 2023 by and among Globalstar, Inc. the grantors and guarantors party thereto and Partner (Exhibit 10.2 to Form 8-K filed April 6, 2023)

10.20*††	Prepayment Agreement (Exhibit 10.6 to Form 10-Q filed May 5, 2023)

10.21*††	Amendment No. 4 to the Key Terms Agreement (Exhibit 10.7 to Form 10-Q filed May 5, 2023)

10.22*††	Intellectual Property License Agreement between XCOM Labs, Inc. and Globalstar, Inc. dated August 29, 2023 (Exhibit 10.37 to Form S-1 filed September 8, 2023)

10.23*††	Support Services Agreement by and between XCOM Labs, Inc. and Globalstar, Inc. dated August 29, 2023 (Exhibit 10.38 to Form S-1 filed September 8, 2023)

10.24††	Amended and Restated Employment Agreement dated January 24, 2024 by and between Globalstar, Inc. and Paul Jacobs

10.25††	Guaranty dated as of December 7, 2023 made by Thermo Funding II, LLC

10.26	Common Stock Purchase Warrant between Thermo Funding II, LLC and Globalstar, Inc. dated December 7, 2023

10.27*††	Second Forbearance Agreement among Globalstar, Inc., Macdonald, Dettwiler and Associates Corporation and Rocket Lab USA, Inc. dated January 31, 2023 (Exhibit 10.30 to Form 10-K filed March 1 2023)

19.1	Globalstar, Inc. Insider Trading Policy

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

97.1	Globalstar, Inc. Executive Compensation Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed with the Commission.

††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.