Form 10-Q
period 2024-03-31
Globalstar, Inc.
filed 2024-05-08
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

As of May 3, 2024, 1.9 billion shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue:
Service revenue	$53,465	$52,954
Subscriber equipment sales	3,015	5,690
Total revenue	56,480	58,644
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	16,759	11,820
Cost of subscriber equipment sales	2,158	4,309
Marketing, general and administrative	10,646	9,631
Stock-based compensation	9,227	3,760
Reduction in the value of long-lived assets	305	—
Depreciation, amortization and accretion	22,097	21,933
Total operating expenses	61,192	51,453
(Loss) income from operations	(4,712)	7,191
Other (expense) income:
Loss on extinguishment of debt	—	(10,403)
Interest income and expense, net of amounts capitalized	(3,785)	(2,032)
Foreign currency (loss) gain	(3,842)	1,907
Other	(849)	(99)
Total other expense	(8,476)	(10,627)
Loss before income taxes	(13,188)	(3,436)
Income tax expense	8	44
Net loss	$(13,196)	$(3,480)

Other comprehensive loss:
Foreign currency translation adjustments	2,393	(1,429)
Comprehensive loss	$(10,803)	$(4,909)

Net loss attributable to common shareholders (Note 7:)	(15,840)	(6,095)

Net loss per common share:
Basic	$(0.01)	$0.00
Diluted	(0.01)	0.00
Weighted-average shares outstanding:
Basic	1,882,605	1,811,831
Diluted	1,882,605	1,811,831
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$59,282	$56,744
Accounts receivable, net of allowance for credit losses of $1,585 and $2,312, respectively	42,830	48,743
Inventory	14,407	14,582
Prepaid expenses and other current assets	19,458	22,584
Total current assets	135,977	142,653
Property and equipment, net	625,515	624,002
Operating lease right of use assets, net	33,573	34,164
Prepaid satellite costs and customer receivable	12,482	12,443
Intangible and other assets, net of accumulated amortization of $12,798 and $12,385, respectively	109,459	111,047
Total assets	$917,006	$924,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,600	$34,600
Accounts payable and accrued expenses	28,268	28,985
Accrued satellite construction costs	18,796	58,187
Payables to affiliates	261	459
Deferred revenue, net	53,757	53,677
Total current liabilities	135,682	175,908
Long-term debt	364,123	325,700
Operating lease liabilities	28,497	29,244
Deferred revenue, net	1,543	3,213
Other non-current liabilities	10,107	11,265
Total non-current liabilities	404,270	369,422

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 shares authorized and none issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,883,934,020 and 1,881,194,682 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	188	188
Additional paid-in capital	2,447,581	2,438,703
Accumulated other comprehensive income	7,463	5,070
Retained deficit	(2,078,178)	(2,064,982)
Total stockholders’ equity	377,054	378,979
Total liabilities and stockholders’ equity	$917,006	$924,309
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2024	149	$—	1,881,195	$188	$2,438,703	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	2,739	—	11,794	—	—	11,794
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	(272)	—	—	(272)
Other comprehensive income	—	—	—	—	—	2,393	—	2,393
Net loss	—	—	—	—	—	—	(13,196)	(13,196)
Balances – March 31, 2024	149	$—	1,883,934	$188	$2,447,581	$7,463	$(2,078,178)	$377,054

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2023	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	2,037	—	3,897	—	—	3,897
Series A Preferred Stock Dividends	—	—	—	—	(3,952)	—	—	(3,952)
Other	—	—	—	—	47	—	—	47
Other comprehensive loss	—	—	—	—	—	(1,429)	—	(1,429)
Net loss	—	—	—	—	—	—	(3,480)	(3,480)
Balances – March 31, 2023	149	$—	1,813,112	$181	$2,345,604	$7,813	$(2,043,744)	$309,854
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows provided by operating activities:
Net loss	$(13,196)	$(3,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	22,097	21,933
Stock-based compensation expense	9,227	3,760
Noncash interest and accretion expense	3,479	6,362
Unrealized foreign currency loss (gain)	3,855	(1,958)
Write off of debt discount and deferred financing costs upon extinguishment of debt	—	10,194
Other, net	1,310	(628)
Changes in operating assets and liabilities:
Accounts receivable	5,138	(3,794)
Inventory	(126)	101
Prepaid expenses and other current assets	(299)	(518)
Other assets	771	287
Accounts payable and accrued expenses	(2,531)	(3,208)
Payables to affiliates	(198)	(184)
Other non-current liabilities	51	67
Deferred revenue	240	(6,129)
Net cash provided by operating activities	29,818	22,805
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(44,721)	(59,575)
Payments for other network upgrades to support the Service Agreements	(3,605)	(3,561)
Payments of capitalized interest	(3,954)	(5,263)
Payments for network upgrades to support product development	(1,901)	(2,925)
Purchase of intangible assets	(68)	(251)
Net cash used in investing activities	(54,249)	(71,575)
Cash flows provided by (used in) financing activities:
Principal and interest payments of the 2019 Facility Agreement	—	(148,281)
Proceeds from 2023 13% Notes	—	190,000
Proceeds from 2023 Funding Agreement	37,747	—
Principal payment of 2021 Funding Agreement	(8,650)	—
Dividends paid on Series A Preferred Stock	(2,644)	(3,951)
Payments for debt issuance costs	—	(620)
Proceeds from issuance of common stock and exercise of options	653	—
Net cash provided by financing activities	27,106	37,148
Effect of exchange rate changes on cash and cash equivalents	(137)	27
Net increase (decrease) in cash and cash equivalents	2,538	(11,595)
Cash and cash equivalents, beginning of period	56,744	32,082
Cash and cash equivalents, end of period (1)	$59,282	$20,487

	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,694	$7,554

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$2,107	$—
Capitalized accretion of debt discount and amortization of prepaid financing costs	2,006	658
Accrued satellite construction assets	18,796	48,598
Construction in progress assets acquired through XCOM SSA	1,213	—
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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 (the “2023 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates qualitative and quantitative disclosures for the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company will adopt this standard when it becomes effective on January 1, 2025. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

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

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Service revenue:
Subscriber services
Duplex	$4,755	$5,751
SPOT	10,243	11,314
Commercial IoT	6,437	5,178
Wholesale capacity services	31,629	30,411
Engineering and other services	401	300
Total service revenue	53,465	52,954

Subscriber equipment sales	3,015	5,690

Total revenue	$56,480	$58,644

The Company is the operator for certain satellite-enabled services offered by Apple ("Partner") (the "Services") pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022. Revenue associated with the Service Agreements is included in "Wholesale capacity services" in the table above. The Company also has an agreement with a government services company to utilize the Company's satellite network for a mission critical service for government applications. Revenue associated with this agreement is included in "Wholesale capacity services" in the table above.

As consideration for the services provided by Globalstar under the Service Agreements, payments include a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria.

Accounts Receivable

The Company records trade accounts receivable from its customers, including MSS subscribers and its wholesale capacity customers, when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future.

The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands).

	As of:
	March 31, 2024	December 31, 2023
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$14,609	$14,474
Wholesale capacity accounts receivable	28,221	34,269
Total accounts receivable, net of allowance for credit losses	$42,830	$48,743

In February 2022, the Company entered into an agreement for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system under the satellite procurement agreement, as amended, with Macdonald, Dettwiler and Associates Corporation ("MDA") and certain other costs incurred for the new satellites; these payments are expected to be paid to the Company on a straight-line basis commencing with the launch of these satellites through their estimated useful life ("Phase 2 Service Period"). Based on construction in progress incurred by Globalstar, amounts expected to be billed by the Company associated with this phase of the Service Agreements were $208.3 million as of March 31, 2024.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. Contract liabilities reflect balances from its customers, including MSS subscribers and its wholesale capacity customers. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of:
	March 31, 2024	December 31, 2023
Short-term contract liabilities
Subscriber contract liabilities	$22,869	$22,816
Wholesale capacity contract liabilities, net of contract asset	30,888	30,861
Total short-term contract liabilities	$53,757	$53,677
Long-term contract liabilities
Subscriber contract liabilities	$1,543	$1,632
Wholesale capacity contract liabilities, net of contract asset	—	1,581
Total long-term contract liabilities	$1,543	$3,213
Total contract liabilities	$55,300	$56,890

For subscriber contract liabilities, the amount of revenue recognized during the three months ended March 31, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $7.4 million and $8.4 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the three months ended March 31, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $23.6 million and $22.0 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	March 31, 2024	December 31, 2023
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (2)	$15,569	$16,104
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022 during Phases 1 and 2	23,233	23,673
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	12,765	14,204
Advanced payments for the Phase 1 service fee and service-related operating expenses and capital expenditures	19,871	19,907
Other advanced payments associated with future performance obligations	6,240	5,219
Contract asset (1)	(46,790)	(46,665)
Wholesale capacity contract liabilities, net	$30,888	$32,442

(1)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the Warrants is recorded as a reduction to revenue over the period in which the Company performs its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided.
(2)Includes debt discounts associated with the amended 2021 and 2023 Funding Agreements. The offset was recorded to deferred revenue and is being recognized into revenue over the Phase 1 and 2 Service Periods.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	March 31, 2024	December 31, 2023
Globalstar System:
Space component	$1,230,975	$1,230,975
Ground component	106,021	106,757
Construction in progress:
Space component	261,172	240,732
Ground component	6,991	6,814
Other	11,392	9,574
Total Globalstar System	1,616,551	1,594,852
Internally developed and purchased software	23,495	23,310
Equipment	12,958	11,905
Land and buildings	2,614	2,677
Leasehold improvements	2,144	2,147
Total property and equipment	1,657,762	1,634,891
Accumulated depreciation	(1,032,247)	(1,010,889)
Total property and equipment, net	$625,515	$624,002

In 2022, the Company entered into an agreement with MDA for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system. In 2023, the Company entered into an agreement with SpaceX providing for the launch of the first set of satellites under the agreement with MDA. Refer to Note 5: Commitments and Contingencies for further discussion of these agreements.

The table below reflects the amounts recorded on the Company's consolidated balance sheet (amounts in thousands).

	As of:
	March 31, 2024	December 31, 2023
Satellite Procurement Agreement
Construction in progress	$207,163	$198,884
Accrued construction costs	18,796	55,627
Prepaid construction costs	6,293	6,683

Launch Services Agreement
Construction in progress	$9,920	$6,400
Accrued construction costs	5,728	2,560
Prepaid construction costs	5,408	5,760

Construction in progress costs are recorded in the "space component" of construction in progress in the table above. These costs include milestones completed under the Satellite Procurement Agreement and Launch Services Agreement as well as associated personnel costs and capitalized interest. Accrued construction costs reflect work completed, but not yet invoiced under the agreements or amounts reflected in accounts payable at the reporting date. Prepaid construction costs reflect costs for milestone payments not yet completed and are recorded in "Prepaid satellite costs and customer receivable" on the Company's consolidated balance sheets.

The ground component of construction in progress includes costs incurred for assets to upgrade the Company's ground infrastructure, including costs associated with the procurement of new gateway antennas and gateway upgrade work in connection with the Service Agreements.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	As of:
	March 31, 2024			December 31, 2023
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2023 Funding Agreement	$155,000	$14,808	$140,192	$117,253	$15,433	$101,820
2021 Funding Agreement	66,800	5,479	61,321	75,450	6,888	68,562
2023 13% Notes	212,652	15,442	197,210	205,958	16,040	189,918
Total debt	$434,452	$35,729	$398,723	$398,661	$38,361	$360,300
Less: current portion	34,600	—	34,600	34,600	—	34,600
Long-term debt	$399,852	$35,729	$364,123	$364,061	$38,361	$325,700

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. As of March 31, 2024, the current portion of long-term debt is associated with the 2021 Funding Agreement and represents the amounts to be paid under the Service Agreements during the next twelve months.

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company intends to use to fund 50% of the amounts due under its agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. During 2024, the Company received proceeds of $37.7 million.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be recouped from amounts payable under the Service Agreements beginning no later than the third quarter of 2025. For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants. The Company’s obligations under the 2023 Funding Agreement are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Service Agreements. See further discussion regarding Thermo's guarantee in Note 6: Related Party Transactions.

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount for the difference between the fair value of the debt and the proceeds received and accretes this debt discount to interest expense through the maturity date using an effective interest rate method. The total proceeds of the February 2024 draw were $37.7 million with a fair value of $37.2 million. This difference was attributed to the economic benefit received due to the existing customer relationship.

2021 Funding Agreement

During 2021, the Company received payments under the amended 2021 Funding Agreement, totaling $94.2 million. The Company's obligations under the 2021 Funding Agreement are secured by a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries. This funding is being recouped as services are performed by the Company over the Phase 1 Service Period.

2023 13% Notes

In 2023, the Company completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the “2023 13% Notes”). The 2023 13% Notes are senior, unsecured obligations of the Company, have a stated maturity of September 15, 2029 and bear interest initially at a rate of 13.00% per annum payable semi-annually in arrears. Pursuant to the Service Agreements, the Company has agreed to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum. In March 2024, the Company made an interest payment totaling $13.4 million, of which $6.7 million was paid in cash and $6.7 million was paid-in-kind, increasing the principal balance outstanding under the 2023 13% Notes.

Series A Preferred Stock

In 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) with a fair value of $105.3 million. The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting the rights and obligations of the Series A Preferred.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2024, the Company paid dividends approved by the Company's Board of Directors totaling $2.6 million.

Fair Value of Debt and Other Financing Arrangements
The Company believes it is not practicable to determine the fair value of its debt agreements on a recurring basis without incurring significant additional costs. Unlike typical long-term debt, certain terms for these instruments are not readily available and generally involve a variety of factors, including due diligence by the debt holders.

5. COMMITMENTS AND CONTINGENCIES

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

Satellite Procurement Agreement and Launch Services Agreement

The Company has a satellite procurement agreement with MDA pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) with an amended contract price of $329.5 million, with initial delivery expected to occur in 2025. In addition, MDA will procure a satellite operations control center for $4.9 million as well as other equipment for $3.7 million.

As more fully described in the Company's Current Report on Form 8-K filed with the Commission on August 31, 2023, Globalstar entered into a Launch Services Agreement by and between the Company and SpaceX and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of the satellites the Company is acquiring pursuant to the satellite procurement agreement with MDA. The Launch Services Agreements provide a launch window from April to September 2025.

The Service Agreements provide for the Company to receive service payments equal to 95% of the approved capital expenditures under each contract.

6. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to normal purchase transactions were $0.3 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively.

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: i) non-cash expenses, such as stock compensation costs as well as costs recorded as a contribution to capital and ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2024 lease payments will be $1.6 million. The lease term is ten years and will expire in January 2029. During each of the three months ended March 31, 2024 and 2023, the Company incurred lease expense of $0.4 million under this lease agreement.

Perpetual Preferred Stock

Thermo's ownership portion in the Company's Series A Preferred Stock is $136.7 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the first quarter of 2024, the Company made dividend payments to Thermo, which were approved by the Company's Board of Directors, totaling $2.4 million.

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

Guaranty with 2023 Funding Agreement

Amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Service Agreements are guaranteed by Thermo. As consideration for Thermo's guarantee, the Company issued to Thermo warrants to purchase 10.0 million shares of the Company’s common stock at an exercise price equal to $2.00 per share (as calculated pursuant to the agreement). 5.0 million of these warrants vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the remaining 5.0 million warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. These warrants expire five years after the date of issuance.

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

Agreements with XCOM Labs, Inc.
Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of Virewirx (formerly XCOM Labs) and is the controlling stockholder of Virewirx. In connection with the August 2023 License Agreement, Globalstar issued 60.6 million shares of its common stock, representing a transaction value of approximately $68.7 million, to XCOM. The Company and XCOM also executed a Support Services Agreement ("SSA") pursuant to which XCOM is required to provide certain services to the Company. Fees payable by Globalstar pursuant to the SSA are based on costs incurred and the first payment of $11.9 million was paid in August 2023 and is associated with an initial service period of nine months under the SSA. Of the consideration paid for the License Agreement, 16.7 million shares were issued to Dr. Jacobs. Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement and the SSA.

7. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share during each of the three months ended March 31, 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net loss	$(13,196)	$(3,480)
Effect of Series A Preferred Stock dividends	(2,644)	(2,615)
Adjusted net loss attributable to common shareholders	$(15,840)	$(6,095)

Denominator:
Weighted average shares outstanding - basic and diluted	1,882,605	1,811,831

Net loss per common share - basic and diluted	$(0.01)	$0.00

For the three months ended March 31, 2024 and 2023, 21.0 million and 19.7 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of potentially dilutive securities would be anti-dilutive. Included in these shares as of March 31, 2024 is a portion of the 49.1 million Warrants issued under the Service Agreements in 2022 based on the treasury stock method. During 2023, 5.0 million of the warrants that were issued to Thermo for its guarantee of the 2023 Funding Agreement vested; none of these warrants are included in the potentially dilutive securities for the period due to the exercise price of the warrants relative to the average market price of Globalstar common stock during the period. Also excluded from the amounts above are 5.0 million unvested warrants associated with Thermo's guarantee of the 2023 Funding Agreement; these warrants vest only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee.

As discussed in Note 4: Long-Term Debt and Other Financing Arrangements, the Company's Board of Directors approved the payment of dividends totaling $2.6 million for each of the three months ended March 31, 2024 and 2023, respectively, on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements, such as the statements regarding our ability to identify and realize opportunities and to generate the expected revenues and other benefits of the XCOM License Agreement, our ability to integrate the licensed technology into our current line of business, the ability of Dr. Jacobs and other new employees to drive innovation and growth, our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our anticipated future revenues, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), our expectations for future increases in our revenue and profitability, our performance and financial results under the Service Agreements, the expected strength of and growth prospects for our existing customers and the markets that we serve, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other statements contained in this Report regarding matters that are not historical facts, involve predictions. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "2023 Annual Report"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

This "Management's Discussion and Analysis of Financial Condition" should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition" and information included in our 2023 Annual Report.

Overview

Mobile Satellite Services Business

Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”) including voice and data communications services as well as wholesale capacity services through its global satellite network. We offer these services over our network of in-orbit satellites and ground stations (“gateways”), pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System.

Globalstar System

Our constellation of Low Earth Orbit ("LEO") satellites were designed to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers.

Our ground network includes our ground equipment, which uses technology permitting communication to multiple satellites. Our system architecture provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite.

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites. We filed an application with the Federal Communications Commission (the "FCC") to replenish our HIBLEO-4 U.S.-licensed system with these satellites and operate them under an additional fifteen-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. In 2023, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of these satellites during 2025. Under the Service Agreements, subject to certain terms and conditions, we will receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement and Launch Services Agreements (to be paid on a straight-line basis over the useful life of the satellites) beginning with the Phase 2 Service Period (the "Approved Capital Expenditure Payments").
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

Business Strategy

Our competitive advantages are leveraged through our ability to successfully deliver wholesale satellite capacity, communications products and services, and terrestrial spectrum and network solutions.

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services using our satellite spectrum and network of satellites and gateways. For instance, we are the operator for certain satellite-enabled services offered by our Partner pursuant to the Service Agreements. The Service Agreements generally require us to allocate network capacity to support the Services and Partner to enable Band 53/n53 for use in cellular-enabled devices designated by Partner for use with the Services. As consideration for the Services provided by us, payments to us include a recurring service fee, payments relating to certain service-related operating expenses and capital expenditures, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria. We also have an agreement with a government services company to utilize our satellite network for a mission critical service for government applications.

For the three months ended March 31, 2024 and 2023, our wholesale capacity customers were responsible for 56% and 52%, respectively, of our revenue; except for our wholesale capacity customer under the Service Agreements, no other customer was responsible for more than 10% of our revenue.

Communications Products and Services

We provide wireless communications services across the globe in order to meet our customers' increasing desire for connectivity. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters.

We currently provide the following communications products and services to our subscribers:

•voice communication and data transmissions ("Duplex");
•communication and data transmissions using our SPOT family of mobile devices that transmit messages and the location of the device ("SPOT");
•data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products ("Commercial IoT");

As of March 31, 2024, we had approximately 781,000 subscribers worldwide. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The number of Commercial IoT devices on our network has increased 9% over the last twelve months. Satellite IoT connectivity has become more critical to a growing number of sectors and use cases, and we plan to continue to evolve and develop our IoT initiatives.

We compete aggressively on price and strive for differentiation in the solutions that we offer to our customers. As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over our network to meet the needs of our existing and prospective customers.

Terrestrial Spectrum and Network Solutions

We are authorized to provide terrestrial broadband services over 11.5 MHz of our licensed MSS spectrum at 2483.5 to 2495 MHz throughout the United States of American and its Territories. The Third Generation Partnership Project (“3GPP”) has designated the 11.5 MHz terrestrial band as Band 53 with 5G variant of our Band 53, known as n53.

We have terrestrial licenses in 11 countries, resulting in approximately 10.3 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 819 million over the covered area). Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. Our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Service Agreements significantly enhance the device ecosystem for Band 53/n53.

We have an Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain Intellectual Property Assets (as defined in the License Agreement) relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOM Radio Access Network ("XCOM RAN") systems, XCOM’s commercially available coordinated multi-point radio system. Bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology, which we believe is well suited for high-performance applications, creates a significant opportunity to deliver for private network customers with mission-critical needs.

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

Comparison of the Results of Operations for the three months ended March 31, 2024 and 2023

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended March 31, 2024, total revenue decreased to $56.5 million from $58.6 million for the same period in 2023. See below for further discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Subscriber services
Duplex	$4,755	8%	$5,751	10%
SPOT	10,243	18	11,314	19
Commercial IoT	6,437	11	5,178	9
Wholesale capacity services	31,629	56	30,411	52
Engineering and other services	401	1	300	1
Total service revenue	$53,465	94%	$52,954	91%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended March 31,
	2024	2023
Average number of subscribers for the period:
Duplex	29,257	36,616
SPOT	249,640	266,067
Commercial IoT	502,915	462,077
Other	314	400
Total	782,126	765,160

ARPU (monthly):
Duplex	$54.18	$52.35
SPOT	13.68	14.17
Commercial IoT	4.27	3.74

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices.

Wholesale capacity service revenue includes revenue generated from satellite network access and related services. Engineering and other service revenue includes revenue generated primarily from terrestrial spectrum and network solutions as well as certain governmental and engineering service contracts; none of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity service revenue and engineering and other service revenue reflected in the table above.

Service Revenue

Duplex service revenue decreased $1.0 million, or 17%, for the three month period ended March 31, 2024, compared to the same period in 2023. This decrease was due to fewer average subscribers resulting from churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices in favor of other use cases for our network assets, including wholesale capacity services.

SPOT service revenue decreased 9% for the three months ended March 31, 2024 compared to the same period in 2023. Average subscribers were impacted by lower equipment sales during 2022 and a portion of 2023, and therefore fewer subscriber activations, due to supply chain issues that reduced the number of devices available in the sales channel. Production has since fully resumed.

Commercial IoT service revenue increased 24% for the three months ended March 31, 2024 compared to the same period in 2023. This increase was due to higher average subscribers and ARPU. During 2023, we had an 8% increase in gross activations, contributing to the growth in average subscribers for the first quarter of 2024. Lower churn also favorably impacted our subscriber count. The increase in ARPU was due to higher usage on the network as well as the mix of subscribers on various rate plans.

Wholesale capacity service revenue increased $1.2 million for the three months ended March 31, 2024 compared to the same period in 2023. The vast majority of wholesale capacity revenue includes recurring service fees under the Service Agreements. Additionally, we signed an agreement in the first quarter of 2024 with a government services company to utilize our satellite network for a mission critical service for government applications. The one-year $2.5 million proof of concept phase commenced in February 2024 and is progressing as planned. Revenue associated with this contract is currently included in "Wholesale capacity service revenue". This agreement has a five-year term and, if the project is implemented, contains annual minimum revenue commitments escalating to $20 million during the fifth year, with potential for further upside through the agreement's revenue share arrangement.

Operating Expenses

Total operating expenses increased 19% to $61.2 million for the three months ended March 31, 2024 from $51.5 million for the same period in 2023. The main contributors to the variance in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $4.9 million for the three months ended March 31, 2024 compared to the same period in 2023. This increase is due to network expansion in connection with services provided under the Service Agreements; a substantial portion of network-related costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the contract. In line with our new and upgraded ground infrastructure, gateway and software maintenance costs increased $1.3 million and personnel costs increased $1.9 million during the first quarter of 2024. In connection with the License Agreement with XCOM, we entered into a Support Services Agreement (the “SSA”). During the first quarter of 2024, we recognized $1.2 million in expense associated with the SSA and other ancillary costs, of which the majority are noncash.

Marketing, General and Administrative

MG&A expenses increased $1.0 million for the three months ended March 31, 2024 compared to the same period in 2023. This increase was due primarily to higher legal and professional fees totaling $0.9 million for various efforts, including increased regulatory efforts and negotiations of new commercial arrangements. Additionally, MG&A costs associated with the SSA (described above) also contributed to this increase.

Stock-Based Compensation

Stock-based compensation expense increased $5.5 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023. We granted 44.5 million RSUs which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the RSUs was $39.5 million and is being recognized over the derived service period of 2.6 years.

Other (Expense) Income

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $10.4 million during the first quarter of 2023 following the full pay-off of the 2019 Facility Agreement in March 2023. The extinguishment loss was recognized due to the remaining deferred financing costs and debt discount associated with the instrument at the time of repayment. Similar activity did not occur in 2024.

Interest Income and Expense

Interest income and expense, net, increased $1.8 million during the three months ended March 31, 2024 compared to the same period in 2023. This increase was due primarily to higher gross interest costs offset partially by higher capitalized interest (which decreases interest expense) due to a higher construction in progress balance. Interest costs include cash and PIK interest associated with the 2023 13% Notes, which commenced in the second quarter of 2023, as well as interest and the accretion of debt discount associated with the 2023 and 2021 Funding Agreements (as defined below), which also commenced in the second quarter of 2023, In March 2023, we paid the remaining principal amount outstanding under the 2019 Facility Agreement, resulting in no further interest expense for this debt instrument following the paydown.

Foreign Currency (Loss) Gain

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded net foreign currency losses of $3.8 million during the three months ended March 31, 2024 compared to net foreign currency gains of $1.9 million during the same period in 2023. Foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the Funding Agreements. These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures and financing obligations, including scheduled recoupments under the 2021 Funding Agreement (defined below), interest on our 13% Notes (defined below), and dividends on our perpetual preferred stock. In addition, we have issued warrants under the Service Agreements and issued warrants to Thermo in connection with its guaranty of the 2023 Funding Agreement (defined below). These warrants could become a source of liquidity if exercised.

As of March 31, 2024 and December 31, 2023, we held cash and cash equivalents of $59.3 million and $56.7 million, respectively.

The principal amount of our debt outstanding was $434.5 million at March 31, 2024, compared to $398.7 million at December 31, 2023. This increase was due to the following:

•PIK interest payment to the lenders of the 2023 13% Notes (as defined below) of $6.7 million; and
•Issuance of debt under the 2023 Funding Agreement (as defined below) totaling $37.7 million; offset by
•Recoupment under the 2021 Funding Agreement (as defined below) totaling $8.7 million.

Cash Flows for the three months ended March 31, 2024 and 2023

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$29,818	$22,805
Net cash used in investing activities	(54,249)	(71,575)
Net cash provided by financing activities	27,106	37,148
Effect of exchange rate changes on cash and cash equivalents	(137)	27
Net increase (decrease) in cash and cash equivalents	$2,538	$(11,595)

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

Net cash provided by operating activities during the three months ended March 31, 2024 was $29.8 million compared to $22.8 million during the same period in 2023. Favorable working capital changes were due primarily to the timing of recognition of accounts receivable and deferred revenue under the Service Agreements, specifically related to the timing of receipt of quarterly service fees. Lower net income after adjusting for noncash items was also impacted by higher operating expenses resulting from our network expansion in connection with the Service Agreements.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $54.2 million for the three months ended March 31, 2024 compared to $71.6 million for the same period in 2023. Net cash used in investing activities during both periods included network upgrades associated with the Service Agreements and payments of capitalized interest. The decrease in payments made to MDA pursuant to our satellite procurement agreement of $14.9 million was the primary driver of the decrease in cash used during 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $27.1 million during the three month period ended March 31, 2024 compared to net cash provided by financing activities of $37.1 million for the same period in 2023. During 2024, we received proceeds from the 2023 Funding Agreement totaling $37.7 million, which were used to pay amounts owed to MDA. Pursuant to the terms of the 2021 Funding Agreement, a scheduled recoup payment totaling $8.7 million was made during the first quarter of 2024 (these payments began in the third quarter of 2023). During the first quarter of 2023, we received proceeds from the sale of the 2023 13% Notes, which were used to pay the remaining principal amount due under the 2019 Facility Agreement and financing costs. Finally, during both 2024 and 2023, we paid cash dividends to our preferred equity holders.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

Funding Agreements

The Service Agreements provide for, among other things, payment of up to $252 million to us (the “2023 Funding Agreement”) which we intend to use to fund 50% of amounts due under the satellite procurement agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. During 2024, payments under the 2023 Funding Agreement totaled $37.7 million.

The amount of the Funding Agreement and fees payable thereon are expected to be recouped from amounts payable for services provided by us under the Service Agreements in installments for a period of 16 quarters beginning no later than the third quarter of 2025. For as long as any portion of the 2023 Funding Agreement is outstanding, we will be subject to certain covenants. Our repayment obligations under the 2023 Funding Agreement are secured by a first-priority lien on substantially all of our assets. Thermo guaranteed certain of our obligations under the Funding Agreements. As consideration for Thermo's guarantee, we issued to Thermo warrants to purchase 10.0 million shares of our common stock.

During 2021, we received payments totaling $94.2 million (the "2021 Funding Agreement"), which will be recouped as services are performed by us over the Phase 1 Service Period. During 2024, $8.7 million has been recouped. The outstanding balance under the 2021 Funding Agreement was $66.8 million as of March 31, 2024.

2023 13% Notes

In 2023, we completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes"). The 2023 13% Notes are our senior, unsecured obligations and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. We have agreed under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and paid-in-kind ("PIK") interest at a rate of 6.5% per annum. The Indenture includes customary terms and covenants, including restrictions on our ability to incur indebtedness, make guarantees, sell equity interests, and customary events of default.

Series A Preferred Stock

In 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and a total fair value of $105.3 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the first quarter of 2024, we paid dividends totaling $2.6 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the quarter ended March 31, 2024. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About
Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of March 31, 2024, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2024.

(b) Changes in internal control over financial reporting.

As of March 31, 2024, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the risks described in this Report and all of the other reports that we file from time to time with the SEC, in evaluating and understanding us and our business. Additional risks not presently known or that we currently deem immaterial may also impact our business operations and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. Our financial condition or results of operations also could be materially adversely affected by any of these risks. There have been no material changes to our risk factors disclosed in Part I. Item 1A. "Risk Factors" of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

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

GLOBALSTAR, INC.

Date:	May 8, 2024	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)