Form 10-Q
period 2024-06-30
Globalstar, Inc.
filed 2024-08-08
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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

As of August 2, 2024, 1.9 billion shares of voting common stock were outstanding, 0.1 million shares of preferred stock were outstanding, and no shares of nonvoting common stock were authorized or outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Service revenue	$57,635	$48,648	$111,100	$101,602
Subscriber equipment sales	2,750	6,424	5,765	12,114
Total revenue	60,385	55,072	116,865	113,716
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	18,114	12,246	34,873	24,066
Cost of subscriber equipment sales	2,066	5,662	4,224	9,971
Marketing, general and administrative	10,353	10,122	20,999	19,753
Stock-based compensation	9,164	2,532	18,391	6,292
Reduction in the value of long-lived assets	—	—	305	—
Depreciation, amortization and accretion	22,110	21,890	44,207	43,823
Total operating expenses	61,807	52,452	122,999	103,905
(Loss) income from operations	(1,422)	2,620	(6,134)	9,811
Other (expense) income:
Loss on extinguishment of debt	—	—	—	(10,403)
Interest income and expense, net of amounts capitalized	(3,644)	(5,070)	(7,429)	(7,102)
Foreign currency (loss) gain	(4,493)	2,038	(8,335)	3,945
Other	58	447	(791)	348
Total other expense	(8,079)	(2,585)	(16,555)	(13,212)
(Loss) income before income taxes	(9,501)	35	(22,689)	(3,401)
Income tax expense	182	26	190	70
Net (loss) income	$(9,683)	$9	$(22,879)	$(3,471)

Other comprehensive loss:
Foreign currency translation adjustments	1,864	(1,307)	4,257	(2,736)
Comprehensive loss	$(7,819)	$(1,298)	$(18,622)	$(6,207)

Net loss attributable to common shareholders (Note 7:)	(12,327)	(2,635)	(28,167)	(8,730)

Net loss per common share:
Basic	$(0.01)	$0.00	$(0.01)	$0.00
Diluted	(0.01)	0.00	(0.01)	0.00
Weighted-average shares outstanding:
Basic	1,884,208	1,813,393	1,883,406	1,812,617
Diluted	1,884,208	1,813,393	1,883,406	1,812,617
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$64,334	$56,744
Accounts receivable, net of allowance for credit losses of $1,461 and $2,312, respectively	43,148	48,743
Inventory	13,107	14,582
Prepaid expenses and other current assets	23,421	22,584
Total current assets	144,010	142,653
Property and equipment, net	620,553	624,002
Operating lease right of use assets, net	34,424	34,164
Intangible and other assets, net of accumulated amortization of $13,634 and $12,385, respectively	127,259	123,490
Total assets	$926,246	$924,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,600	$34,600
Accounts payable and accrued expenses	25,643	28,985
Accrued satellite construction costs	19,866	58,187
Payables to affiliates	522	459
Deferred revenue, net	57,712	53,677
Total current liabilities	138,343	175,908
Long-term debt	358,525	325,700
Operating lease liabilities	28,752	29,244
Other non-current liabilities	17,651	14,478
Total non-current liabilities	404,928	369,422

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred Stock of $0.0001 par value; 99,700,000 shares authorized and none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,892,156,225 and 1,881,194,682 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	189	188
Additional paid-in capital	2,461,320	2,438,703
Accumulated other comprehensive income	9,327	5,070
Retained deficit	(2,087,861)	(2,064,982)
Total stockholders’ equity	382,975	378,979
Total liabilities and stockholders’ equity	$926,246	$924,309
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2024	149	$—	1,881,195	$188	$2,438,703	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	2,739	—	11,794	—	—	11,794
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	(272)	—	—	(272)
Other comprehensive income	—	—	—	—	—	2,393	—	2,393
Net loss	—	—	—	—	—	—	(13,196)	(13,196)
Balances – March 31, 2024	149	$—	1,883,934	$188	$2,447,581	$7,463	$(2,078,178)	$377,054
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	568	—	8,844	—	—	8,844
Other	—	—	—	—	39	—	—	39
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Issuance of stock in connection with License Agreement with XCOM	—	—	7,654	1	7,500	—	—	7,501
Other comprehensive income	—	—	—	—	—	1,864	—	1,864
Net loss	—	—	—	—	—	—	(9,683)	(9,683)
Balances – June 30, 2024	149	$—	1,892,156	$189	$2,461,320	$9,327	$(2,087,861)	$382,975

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2023	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	2,037	—	3,897	—	—	3,897
Series A Preferred Stock Dividends	—	—	—	—	(3,952)	—	—	(3,952)
Other	—	—	—	—	47	—	—	47
Other comprehensive loss	—	—	—	—	—	(1,429)	—	(1,429)
Net loss	—	—	—	—	—	—	(3,480)	(3,480)
Balances – March 31, 2023	149	$—	1,813,112	$181	$2,345,604	$7,813	$(2,043,744)	$309,854
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	860	—	2,510	—	—	2,510
Other	—	—	—	—	47	—	—	47
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Fair value of Thermo guarantee associated with the 2023 Funding Agreement	—	—	—	—	6,897	—	—	6,897
Other comprehensive loss	—	—	—	—	—	(1,307)	—	(1,307)
Net income	—	—	—	—	—	—	9	9
Balances – June 30, 2023	149	$—	1,813,972	$181	$2,352,414	$6,506	$(2,043,735)	$315,366
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows provided by operating activities:
Net loss	$(22,879)	$(3,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	44,207	43,823
Stock-based compensation expense	18,391	6,292
Noncash interest and accretion expense	4,646	9,760
Unrealized foreign currency loss (gain)	8,361	(4,008)
Write off of debt discount and deferred financing costs upon extinguishment of debt	—	10,194
Other, net	2,259	(1,690)
Changes in operating assets and liabilities:
Accounts receivable	8,195	(2,100)
Inventory	1,148	12
Prepaid expenses and other current assets	(88)	(1,151)
Other assets	1,261	42
Accounts payable and accrued expenses	(2,685)	(3,445)
Payables to affiliates	63	(42)
Other non-current liabilities	1,843	21
Deferred revenue	1,764	(11,244)
Net cash provided by operating activities	66,486	42,993
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(45,214)	(108,664)
Payments under the launch services agreement	(16,000)	—
Payments for other network upgrades to support the Service Agreements	(3,845)	(6,898)
Payments of capitalized interest	(3,954)	(5,263)
Payments for network upgrades to support product development	(4,777)	(3,422)
Purchase of intangible assets	(668)	(389)
Net cash used in investing activities	(74,458)	(124,636)
Cash flows provided by financing activities:
Principal and interest payments of the 2019 Facility Agreement	—	(148,281)
Proceeds from 2023 13% Notes	—	190,000
Proceeds from 2023 Funding Agreement	37,747	87,730
Principal payment of 2021 Funding Agreement	(17,300)	—
Dividends paid on Series A Preferred Stock	(5,288)	(6,595)
Payments for debt issuance costs	—	(8,530)
Proceeds from issuance of common stock and exercise of options	1,085	498
Net cash provided by financing activities	16,244	114,822
Effect of exchange rate changes on cash and cash equivalents	(682)	73
Net increase in cash and cash equivalents	7,590	33,252
Cash and cash equivalents, beginning of period	56,744	32,082
Cash and cash equivalents, end of period (1)	$64,334	$65,334

	Six Months Ended
	June 30, 2024	June 30, 2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,694	$7,554

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$4,398	$1,609
Capitalized accretion of debt discount and amortization of prepaid financing costs	4,034	1,772
Accrued satellite construction assets	19,866	54,228
Re-characterization of 2021 Funding Agreement to debt	—	87,950
Fair value of common stock issued for XCOM SSA	7,500	—
Construction in progress assets acquired through XCOM SSA	2,754	—
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures in this ASU. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service revenue:
Subscriber services
Duplex	$4,965	$6,359	$9,720	$12,110
SPOT	10,379	11,039	20,622	22,353
Commercial IoT	6,716	5,356	13,153	10,534
Wholesale capacity services	34,700	25,478	66,329	55,889
Engineering and other services	875	416	1,276	716
Total service revenue	57,635	48,648	111,100	101,602

Subscriber equipment sales	2,750	6,424	5,765	12,114

Total revenue	$60,385	$55,072	$116,865	$113,716

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

As consideration for the services provided by Globalstar under the Service Agreements, payments include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to enhanced services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria.

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

	As of:
	June 30, 2024	December 31, 2023
Accounts receivable, net of allowance for credit losses
Subscriber accounts receivable	$14,093	$14,474
Wholesale capacity accounts receivable	29,055	34,269
Total accounts receivable, net of allowance for credit losses	$43,148	$48,743

As discussed in Note 5: Commitments and Contingencies, the Company entered into a satellite procurement agreement and a launch services agreement. The new satellites purchased under the satellite procurement agreement will replenish the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be paid to the Company on a straight-line basis commencing with the launch of these new satellites through their estimated useful life ("Phase 2 Service Period"). Based on construction in progress incurred by Globalstar, amounts expected to be billed by the Company associated with this phase of the Service Agreements were $219.0 million as of June 30, 2024.

Contract Liabilities

Contract liabilities, which are included in deferred revenue and other non-current liabilities on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. Contract liabilities reflect balances from its customers, including MSS subscribers and its wholesale capacity customers. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of:
	June 30, 2024	December 31, 2023
Short-term contract liabilities
Subscriber contract liabilities	$22,547	$22,816
Wholesale capacity contract liabilities, net of contract asset	35,165	30,861
Total short-term contract liabilities	$57,712	$53,677
Long-term contract liabilities
Subscriber contract liabilities	$1,533	$1,632
Wholesale capacity contract liabilities, net of contract asset	—	1,581
Total long-term contract liabilities	$1,533	$3,213
Total contract liabilities	$59,245	$56,890

For subscriber contract liabilities, the amount of revenue recognized during the six months ended June 30, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $12.8 million and $14.0 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the six months ended June 30, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $25.9 million and $33.5 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by the expected related service or recoupment periods.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	June 30, 2024	December 31, 2023
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (2)	$14,461	$16,104
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022 during Phases 1 and 2	22,793	23,673
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	12,698	14,204
Advanced payments for the Phase 1 service fee, service-related operating and capital expenditures and other services	27,770	19,907
Other advanced payments associated with future performance obligations	5,063	5,219
Contract asset (1)	(47,620)	(46,665)
Wholesale capacity contract liabilities, net	$35,165	$32,442

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

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	June 30, 2024	December 31, 2023
Globalstar System:
Space component	$1,230,975	$1,230,975
Ground component	104,657	106,757
Construction in progress:
Space component	281,030	240,732
Ground component	6,014	6,814
Other	8,327	9,574
Total Globalstar System	1,631,003	1,594,852
Internally developed and purchased software	24,484	23,310
Equipment	13,758	11,905
Land and buildings	2,817	2,677
Leasehold improvements	2,174	2,147
Total property and equipment	1,674,236	1,634,891
Accumulated depreciation	(1,053,683)	(1,010,889)
Total property and equipment, net	$620,553	$624,002

In 2022, the Company entered into an agreement with MDA for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system. In 2023, the Company entered into an agreement with SpaceX providing for the launch of the first set of satellites under the agreement with MDA. Refer to Note 5: Commitments and Contingencies for further discussion of these agreements.

As of June 30, 2024, the Company has incurred $208.9 million and $19.5 million for milestones completed under the agreements with MDA and SpaceX, respectively. These costs, as well as associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	As of:
	June 30, 2024			December 31, 2023
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2023 Funding Agreement	$155,000	$13,602	$141,398	$117,253	$15,433	$101,820
2021 Funding Agreement	58,150	4,231	53,919	75,450	6,888	68,562
2023 13% Notes	212,652	14,844	197,808	205,958	16,040	189,918
Total debt	$425,802	$32,677	$393,125	$398,661	$38,361	$360,300
Less: current portion	34,600	—	34,600	34,600	—	34,600
Long-term debt	$391,202	$32,677	$358,525	$364,061	$38,361	$325,700

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. As of June 30, 2024, the current portion of long-term debt is associated with the 2021 Funding Agreement and represents the amounts to be paid under the Service Agreements during the next twelve months.

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

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount for the difference between the fair value of the debt and the proceeds received and accretes this debt discount to interest expense through the maturity date using an effective interest rate method. There has been one draw this year in February 2024 for total proceeds of $37.7 million with a fair value of $37.2 million. This difference was attributed to the economic benefit received due to the existing customer relationship.

2021 Funding Agreement

During 2021, the Company received payments under the amended 2021 Funding Agreement, totaling $94.2 million. The Company's obligations under the 2021 Funding Agreement are secured by a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries. This funding is being recouped as services are performed by the Company over the estimated Phase 1 Service Period with the last recoupment to be made in the first quarter of 2026. During the six months ended June 30, 2024, a total of $17.3 million has been recouped pursuant to the terms of the 2021 Funding Agreement.

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

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Through June 30, 2024, the Company paid dividends approved by the Company's Board of Directors totaling $5.3 million.

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

As more fully described in the Company's Current Report on Form 8-K filed with the Commission on August 31, 2023, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of the satellites the Company is acquiring pursuant to the satellite procurement agreement with MDA. The Launch Services Agreements provide a launch window from April to September 2025.

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

Payables to Thermo related to normal purchase transactions were $0.5 million as of June 30, 2024 and December 31, 2023.

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: (i) non-cash expenses, such as stock compensation costs as well as costs recorded as a contribution to capital and (ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2024 lease payments will be $1.6 million. The lease term is ten years and will expire in January 2029. During each of the six months ended June 30, 2024 and 2023, the Company incurred lease expense of $0.8 million under this lease agreement.

Perpetual Preferred Stock

Thermo's ownership portion in the Company's Series A Preferred Stock is $136.7 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2024, the Company made dividend payments to Thermo, which were approved by the Company's Board of Directors, totaling $4.8 million.

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

Guarantee with 2023 Funding Agreement

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

To the extent Thermo is required to advance amounts under the guarantee, the Company is required to issue shares of Common Stock of the Company in respect of such advance in an amount equal to the amount of such payment divided by the average of the volume weighted average price of the Company’s common stock for the five trading days immediately preceding such payment.

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
The Company and XCOM also executed a Support Services Agreement ("SSA") pursuant to which XCOM is required to provide certain services to the Company. Fees payable by Globalstar pursuant to the SSA are based on costs incurred. The first payment of $11.9 million was paid in August 2023 for an initial service period of approximately nine months under the SSA. In June 2024, the Company issued Virewirx 7.7 million shares of Globalstar common stock, representing a transaction value of $8.1 million. This issuance included $7.5 million for costs incurred under the SSA, as well as the release of holdback shares under the License Agreement. The SSA payment covers a period of approximately six months of service costs and was recorded as a prepaid asset upon issuance on the Company's consolidated balance sheet. In June 2024, Virewirx sold 4.5 million of the total 7.7 million shares in a private placement transaction to an affiliate of the Thermo Companies.

7. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share during each of the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net (loss) income	$(9,683)	$9	$(22,879)	$(3,471)
Effect of Series A Preferred Stock dividends	(2,644)	(2,644)	(5,288)	(5,259)
Adjusted net loss attributable to common shareholders	$(12,327)	$(2,635)	$(28,167)	$(8,730)

Denominator:
Weighted average shares outstanding - basic and diluted	1,884,208	1,813,393	1,883,406	1,812,617

Net loss per common share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

For the three months ended June 30, 2024 and 2023, 17.5 million and 18.2 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. For the six months ended June 30, 2024 and 2023, 19.2 million and 19.0 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive.

Included in these shares for all periods presented is a portion of the 49.1 million Warrants issued under the Service Agreements in 2022 based on the treasury stock method. During 2023, 5.0 million of the warrants that were issued to Thermo for its guarantee of the 2023 Funding Agreement vested; none of these warrants are included in the potentially dilutive securities for the periods presented due to the exercise price of the warrants relative to the average market price of Globalstar common stock during the periods. Also excluded from the amounts above are 5.0 million unvested warrants associated with Thermo's guarantee of the 2023 Funding Agreement; these warrants vest only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee.

As discussed in Note 4: Long-Term Debt and Other Financing Arrangements and as reflected in table above, the Company's Board of Directors approved the payment of dividends for each of the three and six months ended June 30, 2024 and 2023, respectively, on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites. We filed an application with the Federal Communications Commission (the "FCC") to replenish our HIBLEO-4 U.S.-licensed system with these satellites and operate them under an additional fifteen-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. In 2023, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of these satellites during 2025. Under the Service Agreements, subject to certain terms and conditions, we will receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement and Launch Services Agreements (to be paid on a straight-line basis over the useful life of the satellites) beginning with the commencement of the Phase 2 Service Period (the "Approved Capital Expenditure Payments").
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

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services using our satellite spectrum and network of satellites and gateways. For instance, we are the operator for certain satellite-enabled services offered by our Partner pursuant to the Service Agreements. The Service Agreements generally require us to allocate network capacity to support the Services and Partner to enable Band 53/n53 for use in cellular-enabled devices designated by Partner for use with the Services. As consideration for the Services provided by us, payments to us include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to enhanced services, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria. Wholesale satellite capacity services also include services performed pursuant to an agreement with a government services company to utilize our satellite network for a mission critical service for government applications.

For the six months ended June 30, 2024 and 2023, our wholesale capacity customer under the Service Agreements was responsible for 56% and 49%, respectively, of our revenue; except for this customer, no other customer was responsible for more than 10% of our revenue.

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

We currently provide the following communications products and services to our subscribers:

•voice communication and data transmissions ("Duplex");
•communication and data transmissions using our SPOT family of mobile devices that transmit messages and the location of the device ("SPOT"); and
•data transmissions using a mobile or fixed device that transmits its location and other information to a central monitoring station, including our commercial IoT products ("Commercial IoT").

As of June 30, 2024, we had approximately 785,000 subscribers worldwide. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The number of Commercial IoT devices on our network has increased 9% over the last twelve months. Satellite IoT connectivity has become more critical to a growing number of sectors and use cases, and we plan to continue to evolve and develop our IoT initiatives.

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

We have terrestrial licenses in 11 countries, resulting in approximately 10.3 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 821 million over the covered area). Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. Our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Service Agreements significantly enhance the device ecosystem for Band 53/n53.

We have an Intellectual Property License Agreement (the “License Agreement”) with Virewirx, Inc. (formerly XCOM Labs, Inc.) (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain Intellectual Property Assets (as defined in the License Agreement) relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOM Radio Access Network (XCOM RAN) systems, XCOM’s commercially available coordinated multi-point radio system. Bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology, which we believe is well suited for high-performance applications, creates a significant opportunity to deliver for private network customers with mission-critical needs.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2024 and 2023

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide services to customers using technology from our satellite and ground network. Equipment revenue is generated from the sale of devices that work over our network. For the three months ended June 30, 2024, total revenue increased 10% to $60.4 million from $55.1 million for the same period in 2023. For the six months ended June 30, 2024, total revenue increased 3% to $116.9 million from $113.7 million for the same period in 2023. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Subscriber services
Duplex	$4,965	8%	$6,359	11%	$9,720	8%	$12,110	10%
SPOT	10,379	17	11,039	20	20,622	18	22,353	20
Commercial IoT	6,716	11	5,356	10	13,153	11	10,534	9
Wholesale capacity services	34,700	57	25,478	46	66,329	57	55,889	49
Engineering and other services	875	1	416	1	1,276	1	716	1
Total service revenue	$57,635	94%	$48,648	88%	$111,100	95%	$101,602	89%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average number of subscribers for the period:
Duplex	27,893	34,974	28,715	36,047
SPOT	246,182	261,734	248,329	264,162
Commercial IoT	508,518	466,609	506,793	467,059
Other	302	385	306	395
Total	782,895	763,702	784,143	767,663

ARPU (monthly):
Duplex	$59.33	$60.61	$56.42	$55.99
SPOT	14.05	14.06	13.84	14.10
Commercial IoT	4.40	3.83	4.33	3.76

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

Service Revenue

Duplex service revenue decreased $1.4 million, or 22%, and $2.4 million, or 20%, respectively, for the three and six month periods ended June 30, 2024, compared to the same periods in 2023. For both periods, the decrease in revenue was due to fewer average subscribers resulting from churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices in favor of other use cases for our network assets, including wholesale capacity services.

SPOT service revenue decreased 6% and 8%, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023. For both periods, the decrease in revenue was due to fewer average subscribers. However, gross subscriber additions were up nearly 40% from the first quarter of 2024 to the second quarter of 2024; this increase is due in part to the seasonality of SPOT subscriber activations and also to the recovery of SPOT device production and subsequent subscriber activations.

Commercial IoT service revenue increased 25% for both the three and six months ended June 30, 2024 compared to the same periods in 2023. This increase was due to higher average subscribers and ARPU. Gross subscriber additions were up 20% from the first quarter of 2024 to the second quarter of 2024 and up 24% compared to the second quarter of 2023. The increase in ARPU was due to higher usage on the network as well as the mix of subscribers on various rate plans.

Wholesale capacity service revenue increased $9.2 million and $10.4 million, respectively, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The vast majority of wholesale capacity revenue reflects fixed service fees under the Service Agreements, including fees related to enhanced services beginning in 2024. Additionally, we signed an agreement in the first quarter of 2024 with a government services company to utilize our satellite network for a mission critical service for government applications. The $2.5 million proof of concept phase commenced in February 2024 and is progressing as planned. Revenue associated with this contract is currently included in "Wholesale capacity service revenue." This agreement has a five-year term and, if the project is implemented, contains annual minimum revenue commitments escalating to $20 million during the fifth year, with potential for further upside through the agreement's revenue share arrangement.

Operating Expenses

Total operating expenses increased to $61.8 million from $52.5 million and to $123.0 million from $103.9 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. The main contributors to the variances in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $5.9 million and $10.8 million for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. These increases are due in part to network expansion in connection with services provided under the Service Agreements; a substantial portion of network-related costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the contract. In line with our new and upgraded ground infrastructure, for the three and six month periods, gateway operating costs, such as maintenance and personnel costs, increased $2.5 million and $6.3 million, respectively. We do not expect the operating costs that support existing Phase 1 services to increase meaningfully beyond current levels. In connection with the August 2023 License Agreement with XCOM, we entered into a Support Services Agreement (the “SSA”). During the three and six months ended June 30, 2024, we recognized $2.1 million and $3.3 million, respectively, in expense associated with the SSA and other ancillary costs, of which the majority were noncash. Costs to support new product development also contributed to the increase in the three and six months ended June 30, 2024.

Stock-Based Compensation

Stock-based compensation expense increased $6.6 million and $12.1 million for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. These increases were due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023. We granted 44.5 million RSUs, which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the RSUs was $39.5 million and is being recognized over the derived service period of 2.6 years; nearly 60% of the compensation cost for these RSU's will be recognized during 2024.

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

Interest Income and Expense

Interest income and expense, net, decreased $1.4 million and increased $0.3 million during the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. For the three month period, higher capitalized interest (which decreases interest expense) was offset by higher gross interest costs. For the six month period, higher gross interest costs were offset by higher capitalized interest. Higher capitalized interest was due to a higher construction in progress balance.

Foreign Currency (Loss) Gain

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded net foreign currency losses of $4.5 million and $8.3 million, respectively, during the three and six months ended June 30, 2024. We recorded foreign currency gains of $2.0 million and $3.9 million, respectively, during the three and six months ended June 30, 2023. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In this instance, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the Funding Agreements. These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures and financing obligations, including scheduled recoupments under the 2021 Funding Agreement (defined below), interest on our 13% Notes (defined below), and dividends on our perpetual preferred stock. In addition, we have issued warrants under the Service Agreements and to Thermo in connection with its guaranty of the 2023 Funding Agreement (defined below). These warrants could become a source of liquidity if exercised.

As of June 30, 2024 and December 31, 2023, we held cash and cash equivalents of $64.3 million and $56.7 million, respectively.

The principal amount of our debt outstanding was $425.8 million at June 30, 2024, compared to $398.7 million at December 31, 2023. This increase was due to the following:

•PIK interest payment to the lenders of the 2023 13% Notes (as defined below) of $6.7 million; and
•Issuance of debt under the 2023 Funding Agreement (as defined below) totaling $37.7 million; offset by
•Recoupment under the 2021 Funding Agreement (as defined below) totaling $17.3 million.

Cash Flows for the six months ended June 30, 2024 and 2023

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$66,486	$42,993
Net cash used in investing activities	(74,458)	(124,636)
Net cash provided by financing activities	16,244	114,822
Effect of exchange rate changes on cash and cash equivalents	(682)	73
Net increase in cash and cash equivalents	$7,590	$33,252

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

Net cash provided by operating activities during the six months ended June 30, 2024 was $66.5 million compared to $43.0 million during the same period in 2023. This improvement was due to favorable working capital changes as a result of the timing of recognition of accounts receivable and deferred revenue under the Service Agreements, specifically related to the timing of receipt and the amount of service fees.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $74.5 million for the six months ended June 30, 2024 compared to $124.6 million for the same period in 2023. Net cash used in investing activities during both periods primarily included network upgrades associated with the Service Agreements and payments of capitalized interest. The timing of milestone payments made to our next-generation satellite vendors was the primary driver of the decrease in cash used during 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $16.2 million during the six month period ended June 30, 2024 compared to net cash provided by financing activities of $114.8 million for the same period in 2023. In February 2024 and April 2023, we received proceeds from the 2023 Funding Agreement totaling $37.7 million and $87.7 million, respectively, which were used to pay amounts owed to MDA. Pursuant to the terms of the 2021 Funding Agreement, scheduled recoupment payments totaling $17.3 million were made during 2024 (these payments began in the third quarter of 2023). During the first quarter of 2023, we received proceeds from the sale of the 2023 13% Notes, which were used to pay the remaining principal amount due under the 2019 Facility Agreement and financing costs. Finally, during both 2024 and 2023, we paid cash dividends to our preferred equity holders.

Indebtedness

For further discussion on all of our debt and other financing arrangements, see Note 4: Long-Term Debt and Other Financing Arrangements to our condensed consolidated financial statements.

Funding Agreements

The Service Agreements provide for, among other things, payment of up to $252 million to us (the “2023 Funding Agreement”) which we intend to use to fund 50% of amounts due under the satellite procurement agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. The outstanding balance under the 2023 Funding Agreement was $155.0 million as of June 30, 2024.

The amount of the Funding Agreement and fees payable thereon are expected to be recouped from amounts payable for services provided by us under the Service Agreements in installments for a period of 16 quarters beginning no later than the third quarter of 2025. For as long as any portion of the 2023 Funding Agreement is outstanding, we will be subject to certain covenants. Our repayment obligations under the 2023 Funding Agreement are secured by a first-priority lien on substantially all of our assets. Additionally, Thermo guaranteed certain of our obligations under the Funding Agreements. As consideration for Thermo's guarantee, we issued to Thermo warrants to purchase 10.0 million shares of our common stock.

During 2021, we received payments totaling $94.2 million (the "2021 Funding Agreement"), which are being recouped as services are performed by us over the Phase 1 Service Period with the last recoupment to be made in the first quarter of 2026. During the first six months June 30, 2024, a total of $17.3 million has been recouped. The outstanding balance under the 2021 Funding Agreement was $58.2 million as of June 30, 2024.

2023 13% Notes

In 2023, we completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes"). The 2023 13% Notes are our senior, unsecured obligations and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. We have agreed under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum. The Indenture includes customary terms and covenants. The outstanding balance under the 2023 13% Notes was $212.7 million as of June 30, 2024.

Series A Preferred Stock

In 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and a total fair value of $105.3 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Through June 30, 2024, we paid dividends totaling $5.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the quarter ended June 30, 2024. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About
Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of June 30, 2024, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2024.

(b) Changes in internal control over financial reporting.

As of June 30, 2024, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company issued 7.7 million shares of its common stock to
XCOM on June 28, 2024 in respect of costs incurred under the SSA and for the release of holdback shares under the License
Agreement. This issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

Item 6. Exhibits.

Exhibit Number	Description
3.1*
Third Amended and Restated Certificate of Incorporation of Globalstar, Inc. (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 12, 2021)

3.2*	Fifth Amended and Restated Bylaws of Globalstar, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on August 31, 2023)
10.1††	Conformed copy of Amendment to Support Services Agreement by and between Virewirx, Inc. and Globalstar, Inc. dated June 28, 2024
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.
††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 8, 2024	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)