Form 10-Q
period 2024-09-30
Globalstar, Inc.
filed 2024-11-07
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

As of November 1, 2024, 1,892,373,380 shares of voting common stock were outstanding and 149,425 shares of preferred stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant’s voting common stock.

FORM 10-Q

GLOBALSTAR, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Service revenue	$68,908	$53,643	$180,008	$155,245
Subscriber equipment sales	3,399	4,040	9,164	16,154
Total revenue	72,307	57,683	189,172	171,399
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	19,185	13,872	54,058	37,938
Cost of subscriber equipment sales	2,515	3,458	6,739	13,429
Marketing, general and administrative	10,439	12,090	31,438	31,843
Stock-based compensation	8,254	4,346	26,645	10,638
Reduction in the value of long-lived assets	231	35	536	35
Depreciation, amortization and accretion	22,249	21,865	66,456	65,688
Total operating expenses	62,873	55,666	185,872	159,571
Income from operations	9,434	2,017	3,300	11,828
Other income (expense):
Loss on extinguishment of debt	—	—	—	(10,403)
Interest income and expense, net of amounts capitalized	(2,872)	(3,945)	(10,301)	(11,047)
Foreign currency gain (loss)	4,918	(4,151)	(3,417)	(206)
Other	186	25	(605)	373
Total other income (expense)	2,232	(8,071)	(14,323)	(21,283)
Income (loss) before income taxes	11,666	(6,054)	(11,023)	(9,455)
Income tax expense	1,732	115	1,922	185
Net income (loss)	$9,934	$(6,169)	$(12,945)	$(9,640)

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,775)	2,503	482	(233)
Comprehensive income (loss)	$6,159	$(3,666)	$(12,463)	$(9,873)

Net income (loss) attributable to common shareholders (Note 7:)	7,261	(8,842)	(20,906)	(17,572)

Net income (loss) per common share:
Basic	$0.00	$0.00	$(0.01)	$(0.01)
Diluted	0.00	0.00	(0.01)	(0.01)
Weighted-average shares outstanding:
Basic	1,892,253	1,836,251	1,886,377	1,820,582
Diluted	1,910,061	1,836,251	1,886,377	1,820,582
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,916	$56,744
Accounts receivable, net of allowance for credit losses of $1,446 and $2,312, respectively	43,021	48,743
Inventory	11,877	14,582
Prepaid expenses and other current assets	20,638	22,584
Total current assets	127,452	142,653
Property and equipment, net	617,064	624,002
Operating lease right of use assets, net	34,364	34,164
Intangible and other assets, net of accumulated amortization of $14,742 and $12,385, respectively	138,681	123,490
Total assets	$917,561	$924,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,600	$34,600
Accounts payable and accrued expenses	34,417	28,985
Accrued satellite construction costs	1,015	58,187
Payables to affiliates	274	459
Deferred revenue, net	46,548	53,677
Total current liabilities	116,854	175,908
Long-term debt	359,759	325,700
Operating lease liabilities	28,554	29,244
Other non-current liabilities	18,301	14,478
Total non-current liabilities	406,614	369,422

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Voting Common Stock of $0.0001 par value; 2,150,000,000 shares authorized; 1,892,348,276 and 1,881,194,682 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	189	188
Additional paid-in capital	2,466,279	2,438,703
Accumulated other comprehensive income	5,552	5,070
Retained deficit	(2,077,927)	(2,064,982)
Total stockholders’ equity	394,093	378,979
Total liabilities and stockholders’ equity	$917,561	$924,309
 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2024	149	$—	1,881,195	$188	$2,438,703	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	2,739	—	11,794	—	—	11,794
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	(272)	—	—	(272)
Other comprehensive income	—	—	—	—	—	2,393	—	2,393
Net loss	—	—	—	—	—	—	(13,196)	(13,196)
Balances – March 31, 2024	149	$—	1,883,934	$188	$2,447,581	$7,463	$(2,078,178)	$377,054
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	568	—	8,844	—	—	8,844
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Issuance of stock in connection with License Agreement with XCOM	—	—	7,654	1	7,500	—	—	7,501
Other	—	—	—	—	39	—	—	39
Other comprehensive income	—	—	—	—	—	1,864	—	1,864
Net loss	—	—	—	—	—	—	(9,683)	(9,683)
Balances – June 30, 2024	149	$—	1,892,156	$189	$2,461,320	$9,327	$(2,087,861)	$382,975
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	192		7,566	—	—	7,566
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Other	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(3,775)	—	(3,775)
Net income	—	—	—	—	—	—	9,934	9,934
Balances – September 30, 2024	149	—	1,892,348	$189	$2,466,279	$5,552	$(2,077,927)	$394,093

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2023	149	$—	1,811,075	$181	$2,345,612	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	2,037	—	3,897	—	—	3,897
Series A Preferred Stock Dividends	—	—	—	—	(3,952)	—	—	(3,952)
Other	—	—	—	—	47	—	—	47
Other comprehensive loss	—	—	—	—	—	(1,429)	—	(1,429)
Net loss	—	—	—	—	—	—	(3,480)	(3,480)
Balances – March 31, 2023	149	$—	1,813,112	$181	$2,345,604	$7,813	$(2,043,744)	$309,854
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	860	—	2,510	—	—	2,510
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Fair value of Thermo guarantee associated with the 2023 Funding Agreement	—	—	—	—	6,897	—	—	6,897
Other	—	—	—	—	47	—	—	47
Other comprehensive loss	—	—	—	—	—	(1,307)	—	(1,307)
Net income	—	—	—	—	—	—	9	9
Balances – June 30, 2023	149	$—	1,813,972	$181	$2,352,414	$6,506	$(2,043,735)	$315,366
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	2,171	1	3,870	—	—	3,871
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Issuance of stock in connection with License Agreement with XCOM	—	—	59,977	6	70,415	—	—	70,421
Other	—	—	—	—	47	—	—	47
Other comprehensive income	—	—	—	—	—	2,503	—	2,503
Net loss	—	—	—	—	—	—	(6,169)	(6,169)
Balances – September 30, 2023	149	—	1,876,120	$188	$2,424,073	$9,009	$(2,049,904)	$383,366
See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows provided by operating activities:
Net loss	$(12,945)	$(9,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	66,456	65,688
Stock-based compensation expense	26,645	10,638
Noncash interest and accretion expense	6,422	12,304
Unrealized foreign currency loss	3,441	131
Write off of debt discount and deferred financing costs upon extinguishment of debt	—	10,194
Other, net	3,712	(1,766)
Changes in operating assets and liabilities:
Accounts receivable	8,283	2,082
Inventory	2,008	(2,029)
Prepaid expenses and other current assets	413	(145)
Other assets	1,711	(515)
Accounts payable and accrued expenses	(1,703)	(5,435)
Payables to affiliates	(185)	(173)
Other non-current liabilities	2,924	45
Deferred revenue	(8,647)	(12,823)
Net cash provided by operating activities	98,535	68,556
Cash flows used in investing activities:
Payments under the satellite procurement agreement	(66,962)	(110,215)
Payments under the launch services agreement	(18,050)	(6,400)
Payments for other network upgrades to support the Service Agreements	(6,741)	(11,685)
Payments of capitalized interest	(8,592)	(8,810)
Payments for network upgrades to support product development	(5,648)	(4,960)
Purchase of intangible assets	(1,726)	(315)
Net cash used in investing activities	(107,719)	(142,385)
Cash flows provided by financing activities:
Principal and interest payments of the 2019 Facility Agreement	—	(148,281)
Proceeds from 2023 13% Notes	—	190,000
Proceeds from 2023 Funding Agreement	37,747	87,730
Principal payment of 2021 Funding Agreement	(25,950)	(6,250)
Dividends paid on Series A Preferred Stock	(7,961)	(9,269)
Payments for debt issuance costs	—	(8,556)
Proceeds from issuance of common stock and exercise of options	1,078	528
Net cash provided by financing activities	4,914	105,902
Effect of exchange rate changes on cash and cash equivalents	(558)	(19)
Net (decrease) increase in cash and cash equivalents	(4,828)	32,054
Cash and cash equivalents, beginning of period	56,744	32,082
Cash and cash equivalents, end of period (1)	$51,916	$64,136

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,605	$13,512

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$6,911	$3,547
Capitalized accretion of debt discount and amortization of prepaid financing costs	6,194	3,620
Accrued satellite construction assets	1,015	65,744
Re-characterization of 2021 Funding Agreement to debt	—	87,950
Fair value of common stock issued for License Agreement	—	58,534
Fair value of common stock issued for XCOM SSA	7,500	11,887
Construction in progress assets acquired through XCOM SSA	4,250	624
(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”), including voice and data communications and wholesale capacity services through its global satellite network. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company’s Executive Chairman of the Board controls Thermo.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates qualitative and quantitative disclosures for the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company plans to adopt this standard when it becomes effective on January 1, 2025. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures in this ASU. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company plans to adopt this ASU for its fiscal year end December 31, 2024 disclosures. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

2. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service revenue:
Subscriber services
Duplex	$5,955	$7,978	$15,675	$20,088
SPOT	10,444	11,350	31,066	33,703
Commercial IoT	6,650	6,347	19,803	16,881
Wholesale capacity services	43,861	27,517	109,149	83,406
Government and other services	1,998	451	4,315	1,167
Total service revenue	68,908	53,643	180,008	155,245

Subscriber equipment sales	3,399	4,040	9,164	16,154

Total revenue	$72,307	$57,683	$189,172	$171,399

The Company is the operator for certain satellite-enabled services offered by Apple ("Customer") (the "Services") pursuant to the agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022. Revenue associated with the Service Agreements is included in "Wholesale capacity services" in the table above. As consideration for the services provided by Globalstar under the Service Agreements, payments include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. For a discussion of the Updated Services Agreements, see Note 8: Subsequent Events.

"Government and other services" reflect revenue for engineering and other communication services, such as terrestrial spectrum and network services, government service contracts and teleport lease arrangements. The Company's largest network services agreement is with a government services company to utilize the Company's satellite network for a mission critical service for government applications.

Accounts Receivable

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

	As of:
	September 30, 2024	December 31, 2023
Accounts receivable, net of allowance for credit losses
Subscriber and other accounts receivable	$15,309	$14,474
Wholesale capacity accounts receivable	27,712	34,269
Total accounts receivable, net of allowance for credit losses	$43,021	$48,743

As discussed in Note 5: Commitments and Contingencies, the Company entered into a satellite procurement agreement and a launch services agreement. The new satellites purchased under the satellite procurement agreement will replenish the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be paid to the Company on a straight-line basis commencing with the launch of these new satellites through their estimated useful life ("Phase 2 Service Period"). Based on construction in progress incurred by Globalstar, amounts expected to be billed by the Company associated with this phase of the Service Agreements were $224.6 million as of September 30, 2024.

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

	As of:
	September 30, 2024	December 31, 2023
Short-term contract liabilities
Subscriber and other contract liabilities	$21,542	$22,816
Wholesale capacity contract liabilities, net of contract asset	25,006	30,861
Total short-term contract liabilities	$46,548	$53,677
Long-term contract liabilities
Subscriber and other contract liabilities	$1,446	$1,632
Wholesale capacity contract liabilities, net of contract asset	—	1,581
Total long-term contract liabilities	$1,446	$3,213
Total contract liabilities	$47,994	$56,890

For subscriber contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $16.4 million and $18.9 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $29.9 million and $41.6 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Service Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by when the customer is expected to benefit from the related performance obligation.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	September 30, 2024	December 31, 2023
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (1)	$13,354	$16,104
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	22,354	23,673
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	10,867	14,204
Advanced payments for the Phase 1 Service Period fee, service-related operating and capital expenditures and other services	28,277	19,907
Other advanced payments associated with future performance obligations	3,195	5,219
Contract asset (2)	(53,041)	(46,665)
Wholesale capacity contract liabilities, net	$25,006	$32,442

(1)Includes debt discounts associated with the amended 2021 and 2023 Funding Agreements; the offset was recorded to deferred revenue.
(2)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time as described above.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	September 30, 2024	December 31, 2023
Globalstar System:
Space component	$1,215,064	$1,230,975
Ground component	108,910	106,757
Construction in progress:
Space component	296,237	240,732
Ground component	4,692	6,814
Other	7,626	9,574
Total Globalstar System	1,632,529	1,594,852
Internally developed and purchased software	24,839	23,310
Equipment	14,623	11,905
Land and buildings	3,409	2,677
Leasehold improvements	2,193	2,147
Total property and equipment	1,677,593	1,634,891
Accumulated depreciation	(1,060,529)	(1,010,889)
Total property and equipment, net	$617,064	$624,002

In 2022, the Company entered into an agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") for the purchase of new satellites that will replenish the Company's HIBLEO-4 U.S.-licensed system. In 2023, the Company entered into an agreement with Space Exploration Technologies Corporation (“SpaceX") providing for the launch of the first set of satellites under the agreement with MDA. Refer to Note 5: Commitments and Contingencies for further discussion of these agreements.

As of September 30, 2024, the Company has incurred $211.6 million and $22.6 million for milestones completed under the agreements with MDA and SpaceX, respectively. These costs, as well as associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

4. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt and vendor financing consists of the following (in thousands):

	As of:
	September 30, 2024			December 31, 2023
	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
2023 Funding Agreement	$155,000	$12,317	$142,683	$117,253	$15,433	$101,820
2021 Funding Agreement	49,500	3,133	46,367	75,450	6,888	68,562
2023 13% Notes	219,563	14,254	205,309	205,958	16,040	189,918
Total debt	$424,063	$29,704	$394,359	$398,661	$38,361	$360,300
Less: current portion	34,600	—	34,600	34,600	—	34,600
Long-term debt	$389,463	$29,704	$359,759	$364,061	$38,361	$325,700

The principal amounts shown above include payment of in-kind interest, as applicable. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. As of September 30, 2024, the current portion of long-term debt relates to the 2021 Funding Agreement and represents the amounts to be paid under the Service Agreements (as defined above) during the next twelve months.

As discussed in more detail in Note 8: Subsequent Events, on October 29, 2024, the Company and Customer entered into the Updated Services Agreements which amend certain terms of the 2023 Funding Agreement and provide funding to refinance the outstanding principal balance as well as pay the make-whole amount for the 2023 13% Notes.

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company intends to use to fund 50% of the amounts due under its agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of satellites purchased under such agreement.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be recouped from amounts payable under the Service Agreements beginning in the third quarter of 2026 (as amended in the Updated Services Agreements). For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants. The Company’s obligations under the 2023 Funding Agreement are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Service Agreements. See further discussion regarding Thermo's guarantee in Note 6: Related Party Transactions.

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount for the difference between the fair value of the debt and the proceeds received and accretes this debt discount to interest expense through the maturity date using an effective interest rate method. There has been one draw this year in February 2024 for total proceeds of $37.7 million with a fair value of $37.2 million. The Company attributed the $0.5 million difference to the economic benefit received due to the existing customer relationship.

2021 Funding Agreement

During 2021, the Company received payments under the amended 2021 Funding Agreement, totaling $94.2 million. The Company's obligations under the 2021 Funding Agreement are secured by a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries. This funding is being recouped as services are performed by the Company over the estimated time period starting with the existing services through the launch of the new satellites ("Phase 1 Service Period"). The last recoupment is expected to be made in the first quarter of 2026. During the nine months ended September 30, 2024, a total of $26.0 million has been recouped pursuant to the terms of the 2021 Funding Agreement.

2023 13% Notes

In 2023, the Company completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the “2023 13% Notes”). The 2023 13% Notes are senior, unsecured obligations of the Company, have a stated maturity of September 15, 2029 and bear interest initially at a rate of 13.00% per annum payable semi-annually in arrears. Pursuant to the Service Agreements, the Company has agreed to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum. In March and September 2024, the Company made interest payments totaling $13.4 million and $13.8 million, respectively, of which $6.7 million and $6.9 million, respectively, was paid in cash and $6.7 million and $6.9 million, respectively, was paid-in-kind, increasing the principal balance outstanding under the 2023 13% Notes.

Series A Preferred Stock

In 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) with a fair value of $105.3 million. The shares of Series A Preferred Stock do not possess voting rights, other than with respect to certain matters specifically affecting the rights and obligations of the Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the nine months ended September 30, 2024, the Company paid dividends approved by the Company's Board of Directors totaling $8.0 million.

Fair Value of Debt and Other Financing Arrangements
The Company believes it is not practicable to determine the fair value of its debt agreements on a recurring basis without incurring significant additional costs. Unlike typical long-term debt, certain terms for these instruments cannot readily be compared to other debt instruments and their valuation generally involve a variety of factors, including due diligence by the debt holders.

5. COMMITMENTS AND CONTINGENCIES

Service Agreements

The Service Agreements set forth the primary terms for the Company to provide services to Customer and incur costs related primarily to constructing new gateways and upgrading existing gateways as well as satellite construction and launch services. The Service Agreements have an indefinite term but provide that either party may terminate subject to certain notice requirements and, in some cases, other conditions. The Service Agreements also provide for various commitments with which the Company must comply. For a discussion of the Updated Services Agreements, see Note 8: Subsequent Events.

Satellite Procurement Agreement and Launch Services Agreement

The Company has a satellite procurement agreement with MDA pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) with an amended contract price of $329.5 million for the initial 17 satellites, with delivery expected to occur in 2025. In addition, MDA will procure a satellite operations control center for $4.9 million as well as other equipment for $3.7 million.

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

Canadian Tax Audits

The Canada Revenue Agency ("CRA") is conducting audits of the Company's Canadian subsidiary for several tax years. The CRA has completed its audit for tax years 2016 - 2018 and assessed the Company additional tax liabilities and audit adjustments, which the Company is appealing. The tax years 2019 - 2022 remain under examination.

The Company's net operating loss ("NOL") carryforwards for income tax reporting purposes in Canada would largely offset the expected final income tax settlement after appeal. Additionally, withholding tax, penalties and interest have been and are expected to be assessed for audit periods under examination. The Company expects that any assessed withholding tax and penalties will be refunded at the end of the audit process; however, interest assessed on the withholding tax is not recoverable.

As a result of these audits, during the third quarter of 2024, the Company recorded $1.0 million of expense for uncertain tax positions associated with interest on withholding tax. As of September 30, 2024, the Company recorded $5.1 million in long-term tax receivables, $4.4 million in current uncertain tax position liabilities and $1.7 million in long-term uncertain tax position liabilities on its consolidated balance sheets associated with potential taxes, penalties and interest.

6. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to normal purchase transactions were $0.3 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively.

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: (i) non-cash expenses, such as stock compensation costs as well as costs recorded as a contribution to capital, and (ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Lease Agreement and Land Purchase

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2024 lease payments will be $1.6 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the nine months ended September 30, 2024 and 2023, the Company incurred lease expense of $1.2 million under this lease agreement.

During the third quarter of 2024, the Company purchased land with a value of $0.5 million from Thermo Development, Inc. This land was purchased at cost and was recorded to "Property and equipment, net" on the Company's consolidated balance sheet as of September 30, 2024. The Company plans to use the land for a gateway location.

Perpetual Preferred Stock

Thermo's ownership portion in the Company's Series A Preferred Stock is $136.7 million (based upon the shares' liquidation preference). Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the nine months ended September 30, 2024, the Company made dividend payments to Thermo, which were approved by the Company's Board of Directors, totaling $7.3 million.

Service Agreements

In connection with the Service Agreements, Customer and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to Customer before transferring them to any other Person other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the launch of Services in November 2022.Guarantee with 2023 Funding Agreement

Amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Service Agreements are guaranteed by Thermo. As consideration for Thermo's guarantee, the Company issued to Thermo warrants to purchase 10.0 million shares of the Company’s common stock at an exercise price equal to $2.00 per share (as calculated pursuant to the agreement). 5.0 million of these warrants vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the remaining 5.0 million warrants vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. These warrants expire in December 2028.

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

Agreements with XCOM Labs, Inc.

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of Virewirx (formerly XCOM Labs) and is the controlling stockholder of Virewirx. In connection with the Company's August 2023 License Agreement with Virewirx, Globalstar issued 60.6 million shares of its common stock, representing a transaction value of approximately $68.7 million, to XCOM. Of the consideration paid for the License Agreement, 16.7 million shares were issued to Dr. Jacobs.

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

7. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share during each of the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss)	$9,934	$(6,169)	$(12,945)	$(9,640)
Effect of Series A Preferred Stock dividends	(2,673)	(2,673)	(7,961)	(7,932)
Adjusted net income (loss) attributable to common shareholders	$7,261	$(8,842)	$(20,906)	$(17,572)

Denominator:
Weighted average shares outstanding - basic	1,892,253	1,836,251	1,886,377	1,820,582
Dilutive effect of stock-based compensation plans	1,814	—	—	—
Dilutive effect of warrants issued under the Service Agreements	15,994	—	—	—
Weighted average shares outstanding - diluted	1,910,061	1,836,251	1,886,377	1,820,582

Net income (loss) per common share - basic	$0.00	$0.00	$(0.01)	$(0.01)
Net income (loss) per common share - diluted	$0.00	$0.00	$(0.01)	$(0.01)

For the three months ended September 30, 2023, 17.8 million shares of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. For the nine months ended September 30, 2024 and 2023, 18.7 million and 17.5 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive.

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

As discussed in Note 4: Long-Term Debt and Other Financing Arrangements and as reflected in table above, the Company's Board of Directors approved the payment of dividends for each of the three and nine months ended September 30, 2024 and 2023, respectively, on its Series A Preferred Stock. This amount adjusts the numerator used to calculate loss per share.

8. SUBSEQUENT EVENTS

As more fully described in the Company's Current Report on Form 8-K filed with the Commission on October 29, 2024, the Company and Customer agreed to make certain amendments to the Service Agreements and entered into other related agreements (collectively, the “Updated Services Agreements”) for Globalstar to deliver expanded services to Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the “Extended MSS Network”). The Extended MSS Network will be owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the “Globalstar SPE”), and operated by the Company. The Updated Services Agreements were effective upon the closing on November 5, 2024 (the "Closing Date").

Customer will prepay for certain services to be delivered by the Company to Customer’s end users utilizing the Extended MSS Network under the Updated Services Agreement and will be a passive equity holder in Globalstar SPE. Customer has purchased 400,000 Class B Units in the Globalstar SPE (the “Customer Class B Units”), representing a 20% equity interest, for $400 million, which was paid on the Closing Date using cash and in-kind asset contributions.

The Updated Services Agreements provide that Customer will make cash prepayments to the Company, including for approved capital expenditures in connection with the Extended MSS Network. These prepayments consist of: (1) an infrastructure prepayment (the “Infrastructure Prepayment”) of up to $1.1 billion, which is to be funded over the construction period on a quarterly basis, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) an amount necessary for the Company to retire its outstanding 2023 13% Notes (the "Current Debt Repayment"). The 2023 13% Notes were repurchased in full on the Closing Date. The Infrastructure Prepayment and the funds used for the Current Debt Repayment are contained within one prepayment agreement (the “2024 Prepay Agreement”). In connection with the Updated Services Agreement, the Company entered into a launch services agreement with SpaceX for the new satellites that will be procured for the Extended MSS Network.

As consideration for the Satellite Services as set forth in the Updated Services Agreements, the incremental service fees due from Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred for the provision of such services, and performance bonuses. A portion of these payments is subject to the satisfaction of certain licensing, service levels and milestone achievements. Additionally, the Updated Services Agreements also provide for certain service fees of $30 million annually to be accelerated.

The full paydown of the 2024 Prepay Agreement and the redemption of the Customer Class B Units are expected to be completed within the design useful life of the new satellites. The Company expects that such amounts payable to Customer will be set off with amounts payable by Customer. The Current Debt Repayment and a portion of the Infrastructure Prepayment may accrue annual fees, as provided in the 2024 Prepay Agreement. Such fees payable to Customer will be reduced or eliminated entirely if the Company meets certain defined milestones.

In addition, the parties agreed to certain amendments to the 2023 Funding Agreement and certain related agreements, including: (1) elimination of cash sweeps; (2) relaxation of certain covenant levels; (3) a one-year deferral of the start of the repayment period from the third quarter of 2025 to the third quarter of 2026; and (4) an amendment to the existing security agreement to provide first lien security with respect to the Company’s obligations under the 2024 Prepay Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report") other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected growth prospects of our existing customers and the markets that we serve, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to identify and realize opportunities and to generate the expected revenues and other benefits of the XCOM License Agreement, our ability to integrate the licensed technology into our current line of business, the ability of Dr. Jacobs and other new employees to drive innovation and growth, our ability to develop and expand our business (including our ability to monetize our spectrum rights), our anticipated capital spending, our ability to manage costs, our ability to exploit and respond to technological innovation, the effects of laws and regulations (including tax laws and regulations) and legal and regulatory changes (including regulation related to the use of our spectrum), the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, our future revenues, availability of financial resources, the operational performance of our satellites, our revenue and profitability, our ability to meet our obligations and attain the attempted benefits under the Updated Services Agreements, commercial acceptance of new products, problems relating to the ground-based facilities operated by us or by independent gateway operators, the possibility that we might change our operating plans or corporate strategies, worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, business interruptions due to natural disasters, unexpected events or public health crises, including viral pandemics such as the COVID-19 coronavirus, and other factors described in more detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "2023 Annual Report"). We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances or changes in our assumptions, business plans or other changes.

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

Globalstar System

Our constellation of Low Earth Orbit ("LEO") satellites was designed to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers.

Our ground network includes our ground equipment, which uses technology permitting communication to multiple satellites. Our system architecture provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite.

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites. In August 2024, the Federal Communications Commission (the "FCC") issued an order granting our application to replenish our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under an additional fifteen-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the first 17 new satellites by 2025. In 2023, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of new satellites during 2025. Under the Service Agreements, subject to certain terms and conditions, we expect to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement and Launch Services Agreements (to be paid on a straight-line basis over the design life of the satellites) beginning with the commencement of the Phase 2 Service Period (the "Approved Capital Expenditure Payments").
Spectrum and Regulatory Structure
We benefit from a worldwide allocation of radio frequency spectrum in the international radio frequency tables administered by the International Telecommunications Union ("ITU"). Access to this globally harmonized spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services can be deployed and sold worldwide. In addition, this broad spectrum allocation enhances our ability to capitalize on existing and emerging wireless and broadband applications.

Business Strategy

Our competitive advantages are leveraged through our ability to successfully deliver wholesale satellite capacity, communications products and services, and terrestrial spectrum and network solutions.

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services using the Globalstar System. For instance, we provide certain services to Customer’s end users pursuant to the Service Agreements. The Service Agreements generally require us to allocate network capacity to support the Services and also for Customer to enable Band 53/n53 for use in cellular-enabled devices designated by Customer for use with the Services. As consideration for the Services provided by us, payments to us include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

On October 29, 2024, we entered into the Updated Services Agreements with Customer to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the "Expanded MSS Network"). As consideration for the additional services, payments to us will include incremental service fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred for the provision of such services, and performance bonuses. For additional information about the Updated Services Agreements, see Note 8: Subsequent Events to our condensed consolidated financial statements.

For the nine months ended September 30, 2024 and 2023, our Customer under the Service Agreements was responsible for 57% and 49%, respectively, of our total revenue; except for this customer, no other customer was responsible for more than 10% of our revenue.

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

We currently provide the following communications products and services to our subscribers:

•voice communication and data transmissions ("Duplex");
•communication and data transmissions using our SPOT family of mobile devices that transmit messages and the location of the device ("SPOT"); and
•data transmissions using a mobile or fixed device that transmits the location of the devices and other information to a central monitoring station, including our commercial IoT products ("Commercial IoT").

As of September 30, 2024, we had approximately 778,000 subscribers worldwide. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The number of Commercial IoT devices on our network has increased 7% over the last twelve months. Satellite IoT connectivity has become more critical to a growing number of sectors and use cases, and we plan to continue to evolve and develop our IoT products and services.

We compete aggressively on price and strive for differentiation in the solutions that we offer to our customers. As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over the Globalstar System to meet the needs of our existing and prospective customers.

Terrestrial Spectrum and Network Solutions

We are authorized to provide terrestrial broadband services over 11.5 MHz of our licensed MSS spectrum at 2483.5 to 2495 MHz throughout the United States of America and its territories. The Third Generation Partnership Project (“3GPP”), an organization that produces technical specifications and reports for 3GPP technologies, has designated the 11.5 MHz terrestrial band as Band 53 with 5G variant of our Band 53, known as n53 (collectively "Band 53/n53").

We have terrestrial licenses in 11 countries, resulting in approximately 10.4 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 823.4 million over the covered area) as of September 30, 2024. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. Our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Service Agreements significantly enhance the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of our customer's devices.

We also have an agreement with a government services company to utilize the Globalstar System for a mission critical service for government applications.

We have an Intellectual Property License Agreement (the “License Agreement”) with Virewirx, Inc. (formerly XCOM Labs, Inc.) (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain Intellectual Property Assets (as defined in the License Agreement) relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOM Radio Access Network (XCOM RAN) systems, XCOM’s commercially available coordinated multi-point radio system. We believe bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology creates a significant opportunity to deliver private network for mission critical needs of customers.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2024 and 2023

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide MSS services to customers using technology from the Globalstar System and equipment revenue is generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support the systems. For the three months ended September 30, 2024, total revenue increased 26% to $72.3 million from $57.7 million for the same period in 2023. For the nine months ended September 30, 2024, total revenue increased 10% to $189.2 million from $171.4 million for the same period in 2023. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Subscriber services
Duplex	$5,955	8%	$7,978	13%	$15,675	8%	$20,088	11%
SPOT	10,444	14	11,350	20	31,066	16	33,703	20
Commercial IoT	6,650	9	6,347	11	19,803	10	16,881	10
Wholesale capacity services	43,861	61	27,517	48	109,149	58	83,406	49
Government and other services	1,998	3	451	1	4,315	2	1,167	1
Total service revenue	$68,908	95%	$53,643	93%	$180,008	94%	$155,245	91%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average number of subscribers for the period:
Duplex	26,535	33,501	27,899	35,143
SPOT	242,134	258,485	245,592	262,818
Commercial IoT	512,260	477,344	506,657	472,812
Other	286	376	298	391
Total	781,215	769,706	780,446	771,164

ARPU (monthly):
Duplex	$74.81	$79.38	$62.43	$63.51
SPOT	14.38	14.64	14.05	14.25
Commercial IoT	4.33	4.43	4.34	3.97

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. Other providers of comparable services may count their subscribers differently.

Wholesale capacity services includes revenue generated from satellite network access and related services. Government and other services includes revenue generated primarily from terrestrial spectrum and network solutions as well as certain governmental and engineering service contracts. None of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity services revenue and government or other services revenue reflected in the table above.

Service Revenue

Duplex service revenue decreased $2.0 million, or 25%, and $4.4 million, or 22%, respectively, for the three and nine month periods ended September 30, 2024, compared to the same periods in 2023. For both periods, the decrease in revenue was due to fewer average subscribers resulting from churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices in favor of other use cases for the Globalstar System, including wholesale capacity services.

SPOT service revenue decreased 8%, for both the three and nine months ended September 30, 2024, compared to the same periods in 2023. For both periods, the decrease in revenue resulted from fewer average subscribers due to competitive pressure.

Product engineering efforts are underway to develop a new consumer SPOT device, which we expect to stabilize or increase demand from our customers.

Commercial IoT service revenue increased 5% and 17%, respectively, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. For both periods, the increase in revenue was due to higher average subscribers. For the nine month period, higher ARPU also contributed to the increase in revenue. Average subscribers are up 7% year over year, due to gross activation momentum experienced over the last year. The increase in ARPU was due to higher usage on the network as well as an improvement in the mix of subscribers on various rate plans.

Wholesale capacity services revenue increased 59% and 31%, respectively, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. This category includes only revenue from our customer under the Service Agreements. The majority of the increase during 2024 is due to fees related to expanded services that began in 2024. Additionally, in connection with the execution of the Updated Services Agreements, Customer agreed to pay earned bonuses associated with our performance under the Service Agreements, including an out of period amount of $5.0 million associated with 2023 performance.

Government and other services revenue includes fees earned from various service contracts. We signed an agreement in the first quarter of 2024 with a government services company to utilize the Globalstar System for a mission critical service for government applications. The $2.5 million proof of concept phase commenced in February 2024 and is progressing as planned. This agreement has a five-year term, if the project is implemented, and contains annual minimum revenue commitments escalating to $20 million during the fifth year, with potential for further upside through the agreement's revenue share arrangement.

Subscriber Equipment Sales

Revenue generated from subscriber equipment sales decreased $7.0 million due primarily to the timing of Commercial IoT sales. Our pipeline for Commercial IoT opportunities remains strong, evidenced by a 14% increase in equipment sales volume on a consecutive quarter basis.

Operating Expenses

Total operating expenses increased to $62.9 million from $55.7 million and to $185.9 million from $159.6 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The main contributors to the variances in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $5.3 million and $16.1 million, respectively, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. These increases are due primarily to network expansion in connection with services provided under the Service Agreements; a substantial portion of network-related costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Service Agreements. As expected with our new and upgraded ground infrastructure, for the three and nine month periods, gateway operating costs, such as maintenance and personnel costs, increased $2.6 million and $8.9 million, respectively. We do not expect the operating costs that support existing services under the Service Agreements during the Phase 1 Service Period to increase meaningfully beyond current levels. In connection with the August 2023 License Agreement with XCOM, we entered into a Support Services Agreement (the “SSA”). During the three and nine months ended September 30, 2024, we recognized $0.5 million and $3.3 million, respectively, in expense associated with the SSA and other ancillary costs, of which the majority were noncash. Costs to support new product development also contributed to the increase in the three and nine months ended September 30, 2024.

Stock-Based Compensation

Stock-based compensation expense increased $3.9 million and $16.0 million, respectively, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. These increases were due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023. We granted 44.5 million RSUs, which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the RSUs was $39.5 million and is being recognized over the derived service period of 2.6 years; nearly 60% of the compensation cost for these RSU's is being recognized during 2024.

Other (Expense) Income

Loss on Extinguishment of Debt

We recorded a loss on extinguishment of debt of $10.4 million during the first quarter of 2023 following the full pay-off of the 2019 Facility Agreement in March 2023. The extinguishment loss was recognized due to the remaining deferred financing costs and debt discount associated with the instrument at the time of repayment.

Interest Income and Expense

Interest income and expense, net, decreased $1.1 million and decreased $0.7 million, respectively, during the three and nine months ended September 30, 2024 compared to the same periods in 2023. For the three and nine month periods, higher capitalized interest (which decreases interest expense) of $2.5 million and $7.8 million, respectively, was partially offset by higher gross interest costs of $1.4 million and $7.8 million, respectively. Higher interest income also decreased "interest income and expense, net" for the nine month period.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency gains of $4.9 million and losses of $3.4 million, respectively, during the three and nine months ended September 30, 2024. We recorded foreign currency losses of $4.2 million and $0.2 million, respectively, during the three and nine months ended September 30, 2023. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In this instance, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Income Tax Expense

Income tax expense increased $1.6 million and $1.7 million, respectively, during the three and nine months ended September 30, 2024 compared to the same periods in 2023. As discussed in Note 5: Commitments and Contingencies in our condensed consolidated financial statements, we recorded $1.0 million in expense for uncertain tax positions associated with interest on withholding tax related to the Canadian tax audits.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the funding agreements described in Note 4: Long-Term Debt and Other Financing Arrangements in our condensed consolidated financial statements. These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures and financing obligations, including scheduled recoupments under the 2021 Funding Agreement (defined below), interest on our 13% Notes (defined below), and dividends on our perpetual preferred stock. In addition, we have issued warrants under the Service Agreements and to Thermo in connection with its guaranty of the 2023 Funding Agreement (defined below). These warrants could become a source of liquidity if exercised.

As of September 30, 2024 and December 31, 2023, we held cash and cash equivalents of $51.9 million and $56.7 million, respectively.

The principal amount of our debt outstanding was $424.1 million at September 30, 2024, compared to $398.7 million at December 31, 2023. This increase was due to the following:

•PIK interest payment to the lenders of the 2023 13% Notes (as defined below) of $13.6 million; and
•Issuance of debt under the 2023 Funding Agreement (as defined below) totaling $37.7 million; offset by
•Recoupment under the 2021 Funding Agreement (as defined below) totaling $26.0 million.

For discussion of the Updated Services Agreements and the 2024 Prepay Agreement, see Note 8: Subsequent Events to our condensed consolidated financial statements.

Cash Flows for the nine months ended September 30, 2024 and 2023

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$98,535	$68,556
Net cash used in investing activities	(107,719)	(142,385)
Net cash provided by financing activities	4,914	105,902
Effect of exchange rate changes on cash and cash equivalents	(558)	(19)
Net (decrease) increase in cash and cash equivalents	$(4,828)	$32,054

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

Net cash provided by operating activities during the nine months ended September 30, 2024 was $98.5 million compared to $68.6 million during the same period in 2023. This improvement was due to favorable working capital changes primarily as a result of the timing of accounts receivable under the Service Agreements, specifically related to the timing of receipt and the amount of service fees. An improvement in net income, after adjusting for noncash items, also contributed to the increase in cash flows provided by operating activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $107.7 million for the nine months ended September 30, 2024 compared to $142.4 million for the same period in 2023. Net cash used in investing activities during both periods primarily included network upgrades associated with the Service Agreements and payments of capitalized interest. The timing of milestone payments made to our next-generation satellite vendors was the primary driver of the decrease in cash used during 2024.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $4.9 million during the nine month period ended September 30, 2024 compared to net cash provided by financing activities of $105.9 million for the same period in 2023. In February 2024 and April 2023, we received proceeds from the 2023 Funding Agreement totaling $37.7 million and $87.7 million, respectively, which were used to pay amounts owed to MDA. Pursuant to the terms of the 2021 Funding Agreement, scheduled recoupment payments began in the third quarter of 2023 and totaled $26.0 million and $6.3 million during the nine-months ended September 30, 2024 and 2023, respectively. During the first quarter of 2023, we received proceeds from the sale of the 2023 13% Notes, which were used to pay the remaining principal amount due under the 2019 Facility Agreement and financing costs. Finally, during both 2024 and 2023, we paid cash dividends to our preferred equity holders.

Indebtedness

Below is a summary description of our debt and other financing arrangements at September 30, 2024. For more information, see Note 4: Long-Term Debt and Other Financing Arrangements and Note 8: Subsequent Events to our condensed consolidated financial statements.

Funding Agreements

The Service Agreements provide for, among other things, payment of up to $252 million to us (the “2023 Funding Agreement”) which we intend to use to fund 50% of amounts due under the satellite procurement agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. The outstanding balance under the 2023 Funding Agreement was $155.0 million as of September 30, 2024.

The amount of the Funding Agreement and fees payable thereon are expected to be recouped from amounts payable for services provided by us under the Service Agreements in installments for a period of 16 quarters beginning no later than the third quarter of 2025.

During 2021, we received payments totaling $94.2 million (the "2021 Funding Agreement"), which are being recouped as services are performed by us over the Phase 1 Service Period with the last recoupment to be made in the first quarter of 2026. During the first nine months September 30, 2024, a total of $26.0 million has been recouped. The outstanding balance under the 2021 Funding Agreement was $49.5 million as of September 30, 2024.

2023 13% Notes

In 2023, we completed the sale of $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes"). The 2023 13% Notes are our senior, unsecured obligations and have a stated maturity of September 15, 2029. The 2023 13% Notes were sold at an issue price of 95% of the principal amount and bear interest at a rate of 13.00% per annum payable semi-annually in arrears. We have agreed under the Service Agreements to pay cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum. The Indenture includes customary terms and covenants. The outstanding balance under the 2023 13% Notes was $219.6 million as of September 30, 2024. Pursuant to the transaction described in Note 8: Subsequent Events to our condensed consolidated financial statements, we redeemed these notes on November 5, 2024.

Series A Preferred Stock

In 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and a total fair value of $105.3 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. Through September 30, 2024, we paid dividends totaling $8.0 million.

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

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates from the information provided in the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the quarter ended September 30, 2024. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 as of September 30, 2024, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2024 our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2024.

(b) Changes in internal control over financial reporting.

As of September 30, 2024, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference.
††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	November 7, 2024	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)