Form 10-K
period 2024-12-31
Globalstar, Inc.
filed 2025-02-28
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-33117

 GLOBALSTAR, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-2116508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1351 Holiday Square Blvd.
Covington, Louisiana 70433
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (985) 335-1500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001 per share	GSAT	The Nasdaq Stock Market LLC
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

The aggregate market value of the registrant's common stock held by non-affiliates at June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $0.8 billion.

As of February 21, 2025, 126,442,716 shares of voting common stock were outstanding (reflecting the 1-for-15 reverse stock split described herein) and 149,425 shares of preferred stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

PART I

Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), the expected growth prospects of our existing customers and the markets that we serve, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "might," "could," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to meet our obligations and attain anticipated benefits under the Updated Services Agreements (as defined herein), the operational performance and orbital lives of our satellites, including damage to or failure of our satellites, disruptions or other problems at our ground facilities, change in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand, our ability to exploit and respond to technological innovation, including integration of licensed technology into our products and services and develop, acquire, maintain and protect information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, availability of equipment, component parts and other materials used in our business operations, reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), compliance with interpretation of and changes in laws and regulations (including tax laws and regulations), including related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority or additional spectrum sharing agreements, revocation, modification or non-renewal of licenses, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, the effects of the reverse stock split described in this Report and Nasdaq listing, business interruptions due to natural disasters, unexpected events or public health crises and factors described in Item 1A. Risk Factors of this Report. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances, or changes in our assumptions, business plans or other changes.

Item 1. Business

Mobile Satellite Services Business

Through its global satellite network, Globalstar, Inc. (“we,” “us” or the “Company”) provides Mobile Satellite Services (“MSS”) including wholesale capacity services to the Customer (defined below) and voice and data communications services to retail, business and governmental customers. We offer these services over our network of in-orbit satellites and ground stations (“gateways”) pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we meet our customers' increasing desire for connectivity.

Business Strategy

Our competitive advantages are leveraged through our ability to successfully deliver wholesale satellite capacity, terrestrial spectrum and network solutions, communications products and services and government services. These core competencies are outlined below.

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services over the Globalstar System.

We provide certain services to Apple Inc. (the "Customer") pursuant to an agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”). The Service Agreements generally require us to allocate network capacity to support the services provided to the Customer and also for the Customer to enable Band 53/n53 for use in cellular-enabled devices designated by the Customer for use with the services.

As consideration for the services provided by us, payments to us include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

In October 2024, we agreed to make certain amendments to the Service Agreements and entered into other agreements (collectively the "Updated Services Agreements") with the Customer for Globalstar to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (collectively, the "Extended MSS Network"). As consideration for the additional services, payments to us will include incremental service fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred for the provision of such services, and performance bonuses (if earned). For additional information about the Updated Services Agreements, see Note 2: Special Purpose Entity to our Consolidated Financial Statements.

We retain 15% of our current and future network capacity to support our other customers, including our existing and future Commercial IoT, SPOT and Duplex subscribers. This capacity can support a substantial increase in our own subscriber base. This retained satellite capacity can be used by us directly or through additional wholesale customer opportunities.

Terrestrial Spectrum and Network Solutions

We have terrestrial licenses in 12 countries resulting in approximately 11.9 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 1.0 billion over the covered area) as of December 31, 2024. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. We believe our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Service Agreements significantly enhance the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of Customer's devices.

We have an Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (now known as Virewirx, Inc.) (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain intellectual property assets relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOM RAN systems, which is XCOM’s commercially available coordinated multi-point radio system. XCOM RAN systems deliver substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also gained exclusive access to XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. As part of the License Agreement, certain XCOM employees, including engineering, test, product and R&D professionals, who helped develop the licensed technologies, have continued to further commercialize the technology on behalf of Globalstar. We believe bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology creates a significant opportunity to deliver private networks for mission-critical needs of customers.

Terrestrial spectrum and network solutions revenue is included in "Government and Other Services" within the service revenue category of our results of operations.

Communications Products and Services

We currently provide the following communications products and services to our MSS subscribers:

•data transmissions using a mobile or fixed device that transmits the location of the device and other information to a central monitoring station, including our commercial IoT products ("Commercial IoT");
•communication and data transmissions using our SPOT family of devices that emergency alerts, transmit messages and the location of the device ("SPOT"); and
•voice communication and data transmissions ("Duplex").

We compete aggressively on price and strive to differentiate the solutions that we offer to our customers. As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over the Globalstar System to meet the needs of our existing and prospective customers. Our current initiatives are focused in part on further investment and development of Commercial IoT-enabled devices, including a two-way reference design module and finished products.

Government Services

We have an exclusive partnership with Parsons Corporation, a governmental services company, to utilize the Globalstar System to provide an innovative solution design to enhance resilience against disrupted communication pathways. We also provide engineering services to assist certain governmental and other customers in developing new applications to operate on our network and to enhance our ground network. These services include hardware and software designs to develop specific applications operating over our satellite network, as well as the installation of gateways and antennas.

Globalstar System

Satellite Network

Our constellation of Low Earth Orbit ("LEO") satellites is designed to maximize the probability that at least one satellite is visible from any point on the Earth's surface between the latitudes 70° north and 70° south. Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers.

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau issued an order granting our application to replenish our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under an additional fifteen-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. In February 2025, we entered into another agreement with MDA pursuant to which we expect to acquire more than 50 satellites related to the Extended MSS Network.

In 2023, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of these new satellites. In October 2024, we entered into another agreement with SpaceX for the launch of the new satellites related to the Extended MSS Network.

Ground Network

Our satellites communicate with a network of gateways, each of which serves an area of approximately 700,000 to 1,000,000 square miles. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We have positioned our gateways to provide coverage over most of the Earth's land and human population and continue to evaluate and, as deemed necessary, expand our gateway footprint to optimize coverage.

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to a device connected to the public switched telephone network (“PSTN”), a cellular or another wireless network or the internet for data communications including Commercial IoT services.

We believe that the design of the Globalstar System enables faster and more cost-effective system maintenance and upgrades because the software and much of the hardware are located on the ground. Our multiple gateways allow us to reconfigure the Globalstar System quickly to extend another gateway's coverage to make up for lost coverage from a disabled gateway or to increase capacity resulting from surges in demand.

Our ground network includes our ground equipment, which uses technology permitting communication to multiple satellites. The architecture of the Globalstar System provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, we have developed a proprietary technology for our SPOT and Commercial IoT services.

Throughout the past few years, we have built additional gateways around the world, including new antennas and appliques, to improve our ability to pursue significant new opportunities to deploy the Globalstar System as technologies and customer needs evolve and to ensure the performance of the Globalstar System continues to excel as these opportunities increase demand on our capacity.

Customers

We provide services to customers in each area of our business, including wholesale satellite capacity, terrestrial spectrum and network solutions, communications products and services and government services.

We enable direct-to-cellular connectivity over the Globalstar System to the Customer under the Updated Services Agreements through a wholesale capacity arrangement.

We also provide communications products and services to our MSS subscribers. As of December 31, 2024, we had approximately 774,000 subscribers worldwide. Our subscriber count only includes our MSS subscribers using devices sold and manufactured by Globalstar. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

For the year ended December 31, 2024, 2023 and 2022, the Customer under the Updated Services Agreements was responsible for 58%, 49%, and 24%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer under the Updated Services Agreements could have an adverse impact to our financial condition, results of operations and cash flows. See Item 1A:Risk Factors, “Revenue under the Updated Services Agreements constitutes a substantial portion of our current revenues, and there is no assurance that we will receive the revenue expected under the Updated Services Agreements.” for further discussion.

Communications Products and Services

Commercial IoT Transmission Products

Satellite IoT connectivity has become more critical to a growing number of sectors and use cases. Our Commercial IoT service is currently a one-way data service from an IoT device over the Globalstar System that can be used to track and monitor assets. Our subscribers use our Commercial IoT devices for a host of applications, including to track assets, such as: cargo containers and rail cars; monitor utility meters; and monitor oil and gas assets. At the heart of our Commercial IoT services is a demodulator and RF interface, called an appliqué, which is located at a gateway and an application server in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the IoT devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. We provide Commercial IoT services to customers operating in a variety of industries, primarily government, transportation, construction, agriculture and forestry. Current customers include various governmental agencies, such as the Federal Emergency Management Agency, U.S. Army, U.S. Air Force, National Oceanic and Atmospheric Administration, U.S. Forest Service and U.K. Ministry of Defence, as well as other organizations, such as BP, Shell and The Salvation Army.

We designed our Commercial IoT services to address demand in the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

Satellite Transmitter Modules and Chips

We offer small satellite transmitter modules, such as the STX-3, ST-150 and ST100, and chips, such as our proprietary ASIC, which enable products that integrate our modules to access our network. We have sales arrangements with major resellers to market our Commercial IoT services, including some value-added resellers that integrate our modules into their proprietary solutions designed to meet certain specialized niche market applications. The STX3 provides additional opportunities to integrate satellite connectivity into products used for vehicle and asset tracking, remote data reporting and data logger reporting that have limited size requirements. Affordable pricing, low power consumption and its small size make the STX3 a highly efficient module ready for integration in a wide variety of applications. The ST100, or ST100 Satellite Transmitter, is a small, lightweight and low power IoT board with embedded antennas. The ST100 offers a customizable approach to new Commercial IoT product innovations and can be used by simply adding power, a mechanical enclosure and configuring the settings within the device firmware. The low cost, size, weight and power consumption of the ST100 also make it ideal for animal tracking. For more advanced technical requirements, third parties can write their own firmware on the ST100 and utilize Bluetooth® wireless technology and the serial connector to expand the use of the board and integrate it with other devices or hardware. The ASIC provides a single chip one-way solution that can be embedded in a customer's own solution.

SmartOne Asset Managers

We also offer complete products that utilize the STX-3 transmitter module and our ASIC chip. Our Commercial IoT units, including the enterprise-grade SmartOne family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low-power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges. Partnering with existing third party technology providers, we are developing Commercial IoT products to connect existing and new users and accelerate deployment of an expanded Globalstar Commercial IoT product offerings.

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

Future Developments

We are currently developing two-way Commercial IoT products which would significantly expand our opportunities in the Commercial IoT market, because this technology would have capabilities that include tracking as well as command control and acknowledgment message types. Our two-way chipset expects to support both satellite and cellular IoT connections from the same technology stack, at a very attractive cost, size, weight and power consumption profile. Our two-way module and finished product are designed to provide the fundamentals to effectively pursue sales opportunities with carriers, enterprises, large resellers, system integrators, and any party looking to extend their business models with satellite connectivity.

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

SPOT Consumer Retail Products

The SPOT product family has been used to initiate thousands of rescues since its launch in 2007. SPOT products deliver affordable and reliable satellite-based connectivity and real-time GPS tracking to its users, completely independent of cellular coverage.

We currently sell SPOT Gen4TM, SPOT X® and SPOT Trace® products. SPOT Gen4TM products enable subscribers to transmit predefined messages to a specific preprogrammed email address, phone or data device, including requests for assistance and “SOS” messages in the event of an emergency. SPOT X® products are two-way SPOT devices with keyboard functionality allowing subscribers to send and receive SMS messages. SPOT X® products connect to a smartphone via Bluetooth® wireless technology through the SPOT X® app to send and receive satellite messages, including SOS messages. SPOT Trace® products are cost-effective, anti-theft and asset-tracking devices that notify owners via email or text anytime movement is detected, using 100% satellite technology to provide location-based messaging and emergency notification for on or off the grid communications.

We target our SPOT devices to recreational and commercial markets that require personal tracking, emergency location and messaging solutions that operate beyond the reach of terrestrial wireless and wireline coverage. Using our network and web-based mapping software, these devices provide subscribers with the ability to trace a path geographically or map the location of individuals or equipment. SPOT products and services are available through our product distribution channels and our direct e-commerce website. We are a vertically-integrated MSS provider and this integration results in decreased pre-production costs, greater quality assurance and shorter time to market for our retail consumer products.

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

Satellite Network

Globalstar has been authorized to operate a LEO MSS system for over 30 years. In the United States, the FCC has authorized us to operate our senior HIBLEO-4 system between 1610-1618.725 MHz (L-Band) for “Uplink” communications from user terminals to our satellites and between 2483.5-2500 MHz (S-Band) for “Downlink” communications from our satellites to user terminals. The FCC has also authorized us to operate our domestic gateways with our first-generation satellites and we also obtained all authorizations necessary from the FCC to operate our domestic gateways with our second-generation satellites in the 5091-5250 and 6875-7055 MHz bands (C-Band). In August 2024, the FCC Space Bureau issued an order granting our application to replenish our HIBLEO-4 U.S.-licensed system with up to 26 additional satellites and operate them under a renewed fifteen-year license term to provide long-term MSS.

We licensed and registered our second-generation satellites in France. The French National Agency for Radio Frequencies (“ANFR”) authorized our HIBLEO-X system to operate frequency assignments between 1610-1621.35 MHz for “Uplink” communications from user terminals to our satellites and between 2483.5-2500 MHz for “Downlink” communications from our satellites to user terminals. France’s National Space Agency (“CNES”) authorized Globalstar’s in-orbit operation of the HIBLEO-X system. In accordance with our authorization to operate the second-generation satellites, we completed the enhancements to the existing gateway operations in Aussaguel, France to include satellite operations and control functions. We have redundant satellite operation control facilities in Covington, Louisiana, Aussaguel, France and Milpitas, California. During 2020, our French authorizations to provide MSS and operate the gateway in Aussaguel, France were renewed for an additional 10-year term.

Globalstar will license and register the additional satellites of our Extended MSS Network in France under the International Telecommunications Union (“ITU”) filing AST-NG-C-3 (the “C-3 System”). Globalstar is in the process of obtaining all necessary authorizations from France to operate the C-3 System. France will also be the notifying administration to the U.N. Register of Space Objects and responsible for authorization and regulation of its on-orbit operations. Globalstar’s subsidiary, Globalstar Licensee LLC, has filed a Petition for Declaratory Ruling with the U.S. Federal Communications Commission requesting U.S. market access for its next-generation C-3 System.

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

We are authorized to provide terrestrial broadband services over 11.5 MHz of our licensed MSS spectrum at 2483.5 to 2495 MHz (S-Band) throughout the United States of America.

The Third Generation Partnership Project (“3GPP”), an organization that produces technical specifications and reports for 3GPP technologies, has designated the 11.5 MHz terrestrial band as Band 53 with the 5G variant of our Band 53 known as n53 (collectively "Band 53/n53").

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have received and continue to seek approvals in various international jurisdictions.

We have a strategic perpetual licensing agreement for exclusive access to certain key XCOM technologies and personnel. The license covers a number of XCOM’s novel technologies for wireless spectrum innovations, including XCOM RAN, XCOM’s commercially available coordinated multipoint radio system. XCOM technologies deliver substantial capacity gains and other benefits in dense, complex, challenging wireless environments in sub 7 GHz spectrum, including Band n53. We also gained exclusive access to XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices.

Industry

The emergence of satellite to cellular technology (direct-to-cellular) has increased the number of satellite providers working in collaboration with mobile communications providers to offer wholesale capacity services similar to ours that extend smart phone messaging capability.

We compete in the MSS sector of the global communications industry. MSS operators provide voice and data services using a network of one or more satellites and associated ground facilities. MSS are usually complementary to other forms of terrestrial communications services and infrastructure and are intended to allow for connectivity beyond the reach of cellular. Customers typically use MSS voice and data communications in situations where existing terrestrial wireline and wireless communications networks are impaired or do not exist or where they prefer to operate on a single system across terrestrial territories.

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

Over the past two decades, the global MSS market has experienced significant growth. Increasingly, better-tailored, improved technology products and services are creating new channels of demand. Growth in demand for MSS is driven by the declining cost of these services, the diminishing size and lower cost of the devices, as well as heightened demand by governments, businesses and individuals for ubiquitous global voice and data coverage. Growth in mobile satellite data services is driven by the rollout of new applications requiring higher bandwidth, as well as low-cost data collection and asset-tracking devices and technological improvements permitting integration of MSS over smartphones and other Wi-Fi enabled devices.

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

Within the major satellite sectors, fixed and MSS operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, MSS providers, such as Globalstar, Viasat, Inc. ("Viasat") (which acquired Inmarsat PLC (“Inmarsat”)), Iridium Communications Inc. (“Iridium”), and ORBCOMM, focus more on voice and/or data services (including data services which track the location of remote assets such as shipping containers), where mobility or small-sized terminals are essential. As MSS terminals begin to offer higher bandwidth to support a wider range of applications, we expect MSS operators will increasingly compete with fixed satellite services operators. There are also multiple new systems that have recently launched as well as systems that are expected to launch over the coming years. These include SpaceX’s Starlink, Amazon Kuiper and AST SpaceMobile, among others. These systems are expected to provide a host of services, such as consumer broadband, government and direct-to-cellular.

LEO systems reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of MSS.

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

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options similar to ours.

Our direct-to-cellular service also faces competition from newly announced service providers, including SpaceX's Starlink and a number of new market entrants. While we believe that our service is currently the most robust service providing satellite capabilities to smartphones, other satellite service providers are expected to provide similar satellite services in the near-term.

Our most direct competition in our MSS business comes from other global MSS providers. Our largest global competitors are Viasat, Iridium and ORBCOMM. We compete primarily on the basis of coverage, quality, portability and pricing of services and products. In recent years, advancements in technology have also encouraged non-traditional companies to enter the market.

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

Iridium owns and operates a fleet of LEO satellites. Iridium provides MSS voice and data communications to businesses, the United States government as well as foreign governments, non-governmental organizations and consumers. Iridium markets products and services that are similar to those marketed by us. Additionally, Garmin's inReach devices provide two-way tracking with SOS capabilities; Honeywell Global Tracking has a personal tracking unit that enables a smartphone with satellite tracking and messaging capabilities; and Somewear has a satellite hotspot; all of which work on Iridium's satellite network.

ORBCOMM owns and operates a fleet of LEO satellites. ORBCOMM primarily provides asset tracking, monitoring and control solutions for its customers in the Commercial IoT market, which directly compete with our Commercial IoT products and services.

We compete with regional MSS in several markets. In these cases, our competitors serve customers who require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our MSS in certain markets. All of these competitors operate geostationary satellites. Our principal regional MSS competitor in the Middle East and Africa is Thuraya.

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

For terrestrial spectrum opportunities, our primary competition is other licensed and unlicensed terrestrial spectrum alternatives and, to a lesser extent, lightly licensed terrestrial bands. Anterix, a licensed spectrum holder, is also a successful competitor for use cases that require low data over longer distances primarily for utilities. We may be able to address certain of these use cases with spectrum provided by our satellite network.

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

Environmental Matters

We are subject to various laws and regulations relating to the protection of the environment and human health and safety (including those governing the management, storage and disposal of hazardous materials). Some of our operations require continuous power supply. As a result, current and historical operations at our ground facilities, including our gateways, include storing fuels and batteries, which may contain hazardous material and power back-up generators. As an owner or operator of property and in connection with our current and historical operations, we could incur significant costs, including cleanup costs, fines, sanctions and third-party claims, as a result of violations of or in connection with liabilities under environmental laws and regulations.

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and various other countries. In 2024, approximately 15% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 3: Revenue to our Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A: Risk Factors - "We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas."

Intellectual Property

We hold various U.S. and foreign patents and patents pending, including those acquired from the License Agreement. These patents cover many aspects of our satellite system, our global network, our user terminals and XCOM technologies. In recent years, we have reduced our foreign filings and decided to allow some previously granted foreign patents to lapse based on (a) the relative significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under the Funding Agreements and 2024 Prepayment Agreement (as defined below).

Human Capital

As of December 31, 2024, we had 389 employees in fifteen countries around the world; 23 of our employees were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good. We are an equal opportunity employer and comply with labor and employment laws in all of the countries in which we operate.

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

We focus on the health and safety of our employees. We continue to support hybrid working arrangements and accommodate flexible work schedules, as needed.

Seasonality

Usage on the Globalstar System and subscriber device sales are subject to seasonal and situational changes. April through October are typically our peak months for usage-based MSS service revenues and equipment sales. We also experience event-driven revenue fluctuations in our business. Most notably, emergencies, natural disasters and other sizable projects where satellite-based communications devices are the only solution may generate an increase in revenue. In the consumer area, SPOT devices sales are influenced by outdoor and leisure activity opportunities, as well as our holiday promotions.

Services and Equipment

Sales of services accounted for approximately 95%, 92% and 89% of our total revenues for 2024, 2023, and 2022, respectively. We also sell related voice and data equipment to our Commercial IoT, SPOT and Duplex customers, which accounted for approximately 5%, 8% and 11% of our total revenues for 2024, 2023, and 2022, respectively.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk and uncertainties. You should carefully consider the risks described below, as well as all of the information in this Report, including but not limited to Item 1. “Business”, Item 1C. “Cybersecurity”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Item 3. “Legal Proceedings", and our other filings with the SEC, in evaluating and understanding us and our business. If any of the following risks occur, they may have a material adverse impact on our business, financial condition, stock price, results of operations, reputation, prospects, costs or liabilities and you could lose part or all of your investment. The summary and risks that follow are organized under headings as determined to be most applicable, but such risks also may be relevant to other headings. Additional risks not presently known or that we currently deem immaterial or general risks that apply to all companies operating in the U.S. and globally, which may emerge or become material, may also impact our business and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. See "Forward-Looking Statements" at the beginning of this Report.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including, but not limited to, the following:

Risks Related to Our Business

•Ability to meet our obligations and attain anticipated benefits under the Updated Services Agreements (which constitutes a substantial portion of our current revenue);
•Disruptions to our ground facilities;
•Shorter than expected orbital lives of our satellites;
•Damage to or failure of our satellites;
•Operational performance of our satellite network;
•Failure to successfully launch new satellites;
•Lack of demand for wireless communications services via satellite and terrestrial mobile broadband networks (as well as other factors that impact our business plan, including the ability to attract and retain qualified employees);
•Inadequate satellite network capacity;
•Ability to service, upgrade and replace our equipment for technological changes;
•Ability to effectively compete;
•Global macro-economic and political conditions;
•Availability of equipment, component parts and other materials;
•Reliance on key suppliers;
•Ability to raise adequate capital on reasonable terms;
•Failure to develop, acquire, maintain and protect proprietary information and intellectual property rights;
•Operational risks inherent in doing business in international and developing markets;
•Less flexibility due to our financing arrangements and ability to comply with related restrictive covenants;
•Vulnerability to cyber-attacks and other security breaches;
•Ability to obtain and maintain adequate insurance coverages;
•Volatility of spectrum values;
•Changes in tax rates or adverse results of tax examinations;
•Trade credit risk;
•Litigation and investigations; and
•Health and safety risks relating to wireless devices' radio frequency emissions.

Risks Related to Government Regulations

•Compliance with extensive government regulatory framework across jurisdictions and potential changes in such laws and regulations;
•Exposure to trade and other regulatory restrictions, liabilities and penalties in various jurisdictions;
•Ability to maintain and expand our spectrum rights and reliance on third parties to monetize;
•Reduction of spectrum allocation or mandatory additional spectrum sharing agreements;
•Revocation, modification or non-renewal of licenses;
•Changes in international trade regulations; and
•Changes in and interpretation of data privacy laws.

Risks Related to Our Common Stock

•Restriction on ability to pay dividends;
•Limited trading market and market price volatility for our common stock;
•Impact of reverse stock split and Nasdaq uplisting;
•Ability to meet Nasdaq’s continued listing standards;
•Future dilution through issuances of our common stock;
•Future issuances of preferred stock or debt securities with rights superior to our common stock;
•Interests of our controlling stockholder; and
•Impact of anti-takeover provisions in our charter documents and under Delaware law.

Risks Related to Our Business

Revenue under the Updated Services Agreements constitutes a substantial portion of our current revenue, and there is no assurance that we will receive the revenue expected under the Updated Services Agreements.

Consideration received under the Updated Services Agreements constituted approximately 58% of our revenue for the year ended December 31, 2024. The Updated Services Agreements impose a number of substantial obligations on us, provide for certain of our fees to be payable only upon satisfaction of the conditions therein and are terminable by the Customer at any time upon advance notice or force majeure event, or by either party upon the occurrence of certain events of default. It is possible that we may fail to meet these obligations, that the conditions to the payment of such fees may not be satisfied, that the Customer's products that employ the services rendered will not succeed or that the Updated Services Agreements may be terminated. If any of these events were to occur, we would not receive the revenue we currently expect to receive under the Updated Services Agreements, which could materially and adversely affect our business and results of operations. Further, the Updated Services Agreements do not prevent the Customer from allowing their devices to use another network provider's satellite services, which could also negatively impact our revenues that we currently expect to receive under the Updated Services Agreements.

If we experience disruptions with respect to our gateways or operations centers, we may not be able to provide service to our customers.

Our satellite network traffic is supported by our gateways located around the globe. We operate our satellite constellation from our ground and space operations control centers (referred to as Network Operations Control Centers) at three locations (France, California and Louisiana) to provide geo-redundancy and ongoing coverage. Our gateway facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events, such as natural disasters, extreme weather events or terrorist attack, and would be difficult to replace or repair and could require substantial lead-time to do so. In North America, we have implemented contingency coverage which allows neighboring gateways to provide services in the event of a gateway failure. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations centers may also experience service shutdowns or periods of reduced service as a result of equipment failure, delays in deliveries of material, equipment or component parts, regulatory issues or routine system testing, any of which may impede our ability to provide service to our customers, which could have a material impact on our business results and business reputation.

The actual orbital lives of our satellites may be shorter than we anticipate, and we may be required to reduce available capacity on our satellite network.

Although our second-generation satellites are expected to provide commercial service over a 15-year design life, we can provide no assurance as to whether any or all of them will continue in operation for their full design life. A number of factors will affect the actual commercial service lives of each satellite, including:
•the amount of propellant used in maintaining the satellite's orbital location or relocating the satellite to a new orbital location (and, for a newly-launched satellite, the amount of propellant used during orbit raising following launch);
•the durability and quality of its construction;
•the performance of its components;
•hazards and conditions in space such as solar flares and space debris;
•operational failures and other anomalies; and
•changes in technology which may make all or a portion of our satellite fleet obsolete.

It is also possible that the total available payload capacity of a satellite may need to be reduced prior to the satellite reaching its end-of-orbital life. A reduction in the orbital life of any of our satellites could result in a reduction of revenue, the recognition of an impairment loss and an acceleration of capital expenditures, as well as reputational harm. The potential impact on our revenue from a reduction in the orbital life of one or more satellites may vary depending on the satellite's orbital location as well as the type of device and service a customer is using. If a satellite fails prior to the end of its estimated useful life, we would record an impairment charge in our statement of operations equal to the satellite's remaining net book value, which would depress our net income (or increase our net loss) for the period in which the failure occurs.

Our satellites are exposed to a wide and unique range of risks, including collisions with space debris, natural disasters and other extreme space weather events, all of which could adversely affect the performance of our constellation.

Our ability to maneuver our satellites to avoid potential collisions with space debris is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of, and predicted conjunctions with, debris objects tracked and cataloged by the U.S. government. Some space debris is too small to be tracked; therefore, its orbital location is completely unknown. Debris that cannot be tracked can still be large enough to potentially cause severe damage to or failure of one of our satellites should a collision occur. If our satellites experience collisions with space debris, our service could be impaired. Any such collision could potentially expose us to significant losses.

Space weather, including coronal mass ejections and solar flares, have the potential to impact the performance of our in-orbit satellites. If we experience operational disruptions due to a space weather event, we may be unable to provide service to our customers in the affected area, either temporarily or indefinitely. Additionally, there are inherent dangers and risk associated with our satellite operations, including the risk of equipment damage caused by increased radiation. Any such failures or service disruptions could harm our business and results of operations.

The implementation of our business plan and our ability to generate income from operations assume we are able to maintain a satellite network capable of providing commercially acceptable levels of coverage and service quality, which are contingent on a number of factors, many of which are out of our control.

Our products and services are subject to the risks inherent in relying on a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in degrading or disrupting services to our customers for an indeterminate period of time. These customers may include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunication services may not be readily available.

Satellites utilize highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks while in orbit. Our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. In-orbit failure may result from various causes, including component failure, solar array failures, telemetry transmitter failures, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation, wind and flares, and collision with space debris or other satellites. Additionally, human operators may execute improper implementation commands that may negatively impact a satellite's performance. These failures are commonly referred to as anomalies. Some of our satellites have had malfunctions and other anomalies in the past and may have anomalies in the future, for reasons described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of any anomalies. There can be no assurance that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for service, to suffer performance degradation or to cease operating prematurely. Any disruption to service or extended periods of reduced capacity could cause loss of customers or revenue, litigation, unexpected costs, reputational harm or failure to attract customers.

We may not be able to successfully launch satellites to support Phase 2 Service Period or Services provided over the Extended MSS Network under the Updated Services Agreements.

Delays in the launch of new satellites could negatively impact our future operations and financial results, including the requirements under the Updated Services Agreements. When we launch satellites, we may experience launch or deployment failures, which subject us to additional risks and losses.

Satellites are particularly vulnerable to loss and malfunction at the time they are launched and deployed into orbit, and some of our competitors have experienced catastrophic losses of substantial numbers of satellites in connection with launch and deployment. While we may obtain launch insurance to mitigate the risk of such a loss, such insurance would not cover all our economic losses if we experienced such an event, and there would be a substantial delay before we could obtain satellites to replace the ones we lost. Accordingly, a loss of a significant number of our new satellites at launch or deployment could adversely affect our ability to continue to provide satellite services and may cause us to lose opportunities to use our constellation to provide new or expanded services.

The implementation of our business plan depends on increased demand for wireless communications services via satellite and terrestrial mobile broadband networks, both for existing and new services and products.

We plan to introduce new products and services that work over our network as well as terrestrial mobile broadband services. However, demand for wireless communication services may not grow, or may decrease, either generally or in particular geographic markets, for particular types of services or products or during particular time periods. A lack of demand could impair our ability to sell our services or products, could exert downward pressure on prices, or both. This, in turn, could decrease our revenue and profitability and adversely affect our ability to increase our revenue and profitability over time.

 The success of our business plan will depend on a number of factors, including but not limited to:
•our ability to maintain the health, capacity and control of our satellites, and expand our network to meet demand;
•our ability to maintain the health of our ground network;
•our ability to realize the expected benefits from the XCOM transaction or realize a satisfactory return on our investment in the XCOM assets or increase our revenue;
•our ability to introduce new products and services that meet current and projected market demand;
•our ability to retain current customers and attract new customers, including through exploiting our existing and future spectrum authority both in the United States and internationally;
•our ability to control the costs of developing an integrated network providing related products and services, as well as our future terrestrial mobile broadband services;
•our ability to market successfully, and the level of market acceptance and demand for, our products and services;
•our ability to maintain and expand innovative network management techniques to permit mobile devices to transition between satellite and terrestrial modes;
•the cost and availability of user equipment that operates on our network;
•the effectiveness of our competitors in developing and offering similar products and services;
•our ability to hire and retain qualified executives, managers, technicians and employees; and
•our ability to provide attractive service offerings at competitive prices to our target markets.

Our business will be negatively impacted if we fail to adequately anticipate our satellite capacity needs or are unable to obtain satellite network capacity.

In February 2022, we entered into a satellite procurement agreement with MDA pursuant to which we expect to acquire at least 17 and up to 26 satellites that will replenish our HIBLEO-4 U.S.-licensed system and provide long-term continuity of our MSS. In February 2025, we entered into another agreement with MDA pursuant to which we expect to acquire more than 50 satellites related to the Extended MSS Network. We are acquiring the satellites to provide continuous satellite services and meet our obligations under the Updated Services Agreements, as well as to provide services to our current and future customers. We may not have sufficient satellite capacity available to meet demand, and we may not be able to quickly or easily adjust our capacity to any increases in demand. In addition, satellites represent a significant capital expenditure, and, notwithstanding our Funding Agreements, we may not have the necessary capital available or be able to raise additional capital to fund such capital expenditures. See our risk factors below regarding our ability to fund all our capital expenditures and raise additional capital. Our business could be adversely affected if we are not able to anticipate or adapt to consumer demands for satellite capacity.

Rapid and significant technological changes in the satellite communications industry and our ability to service, upgrade and replace our equipment when needed may impair our competitive position and require us to make significant capital expenditures.

 The space and communications industries are subject to rapid advances and innovations in technology. New technology could render our system obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities, as well as continuing improvements in terrestrial wireless technologies. We must continue to keep up with technological changes to remain competitive. Customer acceptance of the services and products that we offer will continually be affected by the technology in our offerings relative to competitors. New technologies may be protected by patents and therefore may not be available to us.

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

Satellite-based Competitors

There are other MSS operators providing services similar to ours on a global or regional basis: Iridium, Thuraya, Viasat (through its acquisition of Inmarsat) and ORBCOMM Inc. The provision of satellite-based products and services is subject to downward price pressure when capacity exceeds demand, including when new competitors enter the marketplace. We also face competition with respect to network coverage and market share in specialized industries, such as maritime and governmental.

Our direct-to-cellular service provided pursuant to the Updated Services Agreements faces competition from other satellite service providers that are expected to provide similar satellite services. For instance, SpaceX has launched its Starlink constellation and has announced a partnership with a major U.S. wireless network operator to provide direct-to-cellular service. Other satellite providers have established partnerships and network capabilities to offer additional service alternatives, which could further increase competition and pricing pressures.

Additionally, other providers of satellite-based products could introduce their own products similar to our MSS products, which may materially adversely affect our business plan and sales volume. In addition, we may face competition from new competitors or new technologies. Many companies target the same customers, and we may not be able to successfully retain our existing customers or attract new customers.

Terrestrial Competitors

In addition to our satellite-based competitors, terrestrial wireless voice and data service providers are continuing to expand into rural and remote areas, particularly in less developed countries. Many of these companies have greater resources, more name recognition and newer technologies than we do. Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby make it more difficult for us to compete for customers for our services. We could lose market share and revenue for such products as a result of increasing competition from land-based communication service providers.

Although satellite communications services and ground-based communications services differ, the two compete in similar markets with similar services. Consumers may perceive cellular voice communication products and services as cheaper and more convenient than satellite-based products and services.

Terrestrial Broadband Network Competitors and Other Spectrum Owners

We also expect to compete with a number of other satellite companies that plan to develop terrestrial networks that utilize their MSS spectrum. For instance, DISH Network received FCC approval in 2012 to offer terrestrial wireless services over the MSS spectrum that previously belonged to TerreStar and ICO Global. Competitors could deploy terrestrial mobile broadband networks before we do, could combine with existing terrestrial networks that provide them with greater financial or operational flexibility than we have or could offer wireless services, including mobile broadband services, that customers prefer over ours.

In the United States, our terrestrial spectrum efforts will also compete with other terrestrial spectrum holders including Anterix, Nextwave and holders of CBRS licenses. Further, the government may unlock new spectrum bands which could result in additional competition.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Such impacts may affect current or potential customers, including delaying or decreasing spending on our products and services, or an inability to pay us for our products and services, any of which may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures. See our risk factor below regarding our ability to raise capital.

Certain global conflicts, such as in Ukraine, could have an adverse impact on our current operations and financial performance. Such conflicts may lead to market or network disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment.

Lack of availability of equipment, component parts, and other materials required to operate our business could delay or adversely impact our operations.

We rely upon the availability of equipment, component parts and other materials from the electronics industry and other suppliers. The electronics industry is subject to occasional shortages in availability of such materials depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of such materials, or increased prices, or both. As a consequence, elements of our operation which use materials from the electronics industry, such as our retail products, gateways and satellites, could be subject to disruptions, cost increases or both. Recent disruptions in the global supply chain have limited our ability to procure component parts timely and at reasonable prices. In recent years, supply chain disruptions and production issues negatively impacted our ability to sell our most popular SPOT and Commercial IoT products. The future impact of global shortages of materials from the electronics industry is unknown and may adversely impact our business, financial condition and results of operations.

We are materially reliant on a limited number of key suppliers.

We depend on a limited number of suppliers and vendors to construct and launch our satellites and provide us, directly or through other suppliers, with equipment, component parts and other materials required to operate our business and services relating to our operations. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business. Our operations could be adversely affected in the future if any of these vendors are unable or unwilling for any reason to continue to deliver their products or services on terms acceptable to us, including due to business interruptions, litigation, financial distress, bankruptcy or changes in their operations or business strategies.

Our business is capital intensive. We may not be able to raise adequate capital on reasonable terms to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.

Implementation of our longer-term business strategy requires a substantial outlay of capital. Although the funding arrangements under our Updated Services Agreements have enhanced our ability to fund the replacement of our current satellites and a new satellite constellation, expanded ground infrastructure and increased MSS licensing, we may require additional capital to fund other initiatives. In addition, we may experience funding shortfalls if we experience unanticipated network failures, a cancellation of the Updated Services Agreements or other unexpected events increasing our cash needs. For these reasons, there can be no assurance that we will be able to satisfy our capital requirements in the future.

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

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining our technologies. The steps we take to protect our intellectual property may be inadequate, or we may choose not to pursue or maintain protection for our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. In addition, others may independently develop technology similar to ours.

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

 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our MSS in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Brazil and Africa. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and high inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.

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
•changing and conflicting national and local regulatory requirements; and
•uncertainty or changes in foreign currency exchange rates and exchange controls.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 15% and 20% of our total revenue was derived from customers primarily located in Canada, Europe, Central America, and South America during 2024 and 2023, respectively. Our results of operations for 2024 and 2023 included net losses of $16.6 million and net gains of $4.9 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

Our financing arrangements may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.

On a near-term and longer-term basis, principal liquidity requirements include primarily funding our operating costs, capital expenditures, and financing arrangements, including recoupments under our Funding Agreements, the 2024 Prepayment Agreement and Customer Class B Units as well as dividends on our perpetual preferred stock. Our principal sources of liquidity include cash on hand ($391.2 million at December 31, 2024), cash flows from operations and proceeds from the 2023 Funding Agreement and the 2024 Prepayment Agreement. Another source of liquidity may include proceeds from the exercise of warrants issued to the Customer exercisable in accordance with the Updated Services Agreements and to Thermo in accordance with the guaranty agreement.

Our operating expenses for the year ended December 31, 2024 were $251.3 million, which included noncash items such as stock-based compensation of $35.5 million and depreciation, amortization and accretion of $89.0 million. Certain of our operating expenses are associated with network-related costs that support the Updated Services Agreements and a substantial portion are reimbursed to us.

As of December 31, 2024, the principal balance of our debt obligations was $417.5 million, consisting of $222 million under the Current Debt Repayment, $155.0 million under the 2023 Funding Agreement and $40.9 million under the 2021 Funding Agreement. We also have $278 million outstanding under the Infrastructure Prepayment.

Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for further discussion.

By requiring us to dedicate a substantial portion of our cash flow to debt service, our financing arrangements could hinder our ability to pursue strategic acquisitions or capitalize on other business opportunities, and limit our flexibility in planning for, or reacting to, changes in our business or industry, placing us at a competitive disadvantage compared to competitors who may be able to take advantage of opportunities that our leverage prevents us from exploiting. Additionally, even though our current debt agreements place limits on our ability to incur additional debt, in the future we may incur additional debt which could further exacerbate these risks.

Further, the Globalstar SPE is expected to own the primary assets and licensing associated with the Extended MSS Network and the Customer owns 20% of the outstanding units of the Globalstar SPE. For additional information regarding the Globalstar SPE, the Extended MSS Network and the Updated Services Agreement see Note 2: Special Purpose Entity to our Consolidated Financial Statements. Such assets associated with the Extended MSS Network will be used to provide the extended services under the Updated Services Agreement. In connection with certain events of default under the Updated Services Agreement, the Company's ability to recognize the full benefits of owning such assets may be limited. Under these circumstances, we may not be able to continue to conduct our business in the same manner, which would negatively impact our financial results.

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

Our Funding Agreements and 2024 Prepayment Agreement contain a number of significant restrictions and covenants. See Note 7: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion of our debt covenants. Complying with these restrictive covenants, including financial and non-financial covenants, as well as those that may be contained in any agreements governing future indebtedness, may impair our ability to finance our operations or capital needs or to take advantage of favorable business opportunities. Our financing arrangements include limitations on expenditures in connection with the incurrence of certain operating expenses and capital expenditures, which may prohibit us from making certain expenditures that we consider accretive to our business and would otherwise make. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the financing arrangements would permit the lender to accelerate the indebtedness under these agreements.

Our networks and those of our third-party service providers and customers may be vulnerable to cyber-attacks and other security breaches, which could have significant negative consequences.

Our business depends on our ability to limit and mitigate interruptions to or degradation of the security of our network. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses, cyber-attacks, malware, data breaches, distributed denial of services and other security breaches. Persons who circumvent our security measures could wrongfully obtain or use information from such networks or cause interruptions, delays or malfunctions in our operations. An attack on, or security breach of, our network could result in (i) theft of trade secrets, intellectual property, or other company confidential information, (ii) the interruption, degradation, or cessation of services, (iii) an inability to meet our service requirements under our customer agreements (including the Updated Services Agreements), and (iv) potentially compromise sensitive customer data stored on or transmitted over our network.

We believe the importance of our satellite network to global communications makes it a potential target to a wide range of threat actors, including potentially nation state actors. Moreover, the risk of security breaches is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, AI and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions and rivalries and (iv) the increase in users on the Globalstar System by virtue of our wholesale capacity services. It should also be noted that defenses against cyber-attacks currently available to us and other are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches, and we may experience a reduction in revenues, litigation and a diminution of goodwill, caused by a compromise of our systems. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. We cannot assure you that any measures we implement to protect against breaches will provide security, that we will be able to react in a timely manner, or that our remediation efforts following any attacks will be successful. For all these reasons, we cannot provide assurance that our security measures will be sufficient, or that any future breaches of our systems will not result in a material adverse effect on our business, financial condition, operational results or prospects.

Due to fluctuations in the insurance market, we may be unable to obtain and maintain our insurance coverages, and the insurance we obtain may not cover all risks for which we have exposure. As a result, we may incur material uninsured or under-insured losses.

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

 Because consumers may use SPOT products and services in isolated or dangerous locations, users of our devices who suffer injury or death may seek to assert claims against us alleging failure of the device to facilitate timely emergency response. We cannot assure investors that any legal disclaimers will be effective or insurance coverage will be sufficient to protect us from material losses incurred as a result of such claims.

General Liability Insurance In-Orbit Exposures

Our liability policy covers up to $90 million per occurrence (with a $90 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2025. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism, military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference or interference with the use of property.

Our in-orbit insurance does not cover losses that might arise as a result of a satellite failure, certain operational problems affecting our constellation, or damage resulting from de-orbiting a satellite. See our risk factor above regarding risk of collisions, natural disasters and extreme space weather events for a discussion of risks to our in-orbit satellites. As a result, a failure of one or more of our satellites or the occurrence of equipment failures, collision damage, or other problems that may result during the de-orbiting process could constitute an uninsured loss and could materially harm our financial condition.

Spectrum values historically have been volatile, and may again be volatile in the future, which could cause the value of our business to fluctuate.

Our business plan includes forming strategic partnerships to maximize the use and value of our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from these partnerships may depend in part on the value ascribed to our spectrum. Historically, valuations of spectrum in other frequency bands have been volatile, and we cannot predict the future value that we may be able to realize for our spectrum and other assets. In addition, to the extent that the FCC makes additional spectrum available or promotes the more flexible use or greater availability (such as through spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value that we are able to realize for our spectrum.

We operate in many tax jurisdictions, and changes in tax rates or adverse results of tax examinations could materially increase our costs.

We operate in various U.S. and foreign tax jurisdictions. The process of determining our anticipated tax liabilities involves many calculations and estimates which are inherently complex. Our tax obligations are subject to review and possible challenge by the taxing authorities of these jurisdictions, such as the ongoing income tax return audits being conducted by the Canada Revenue Agency of our Canadian subsidiary. See Note 13: Taxes to our Consolidated Financial Statements for additional information regarding such audits. If taxing authorities were to successfully challenge our current tax positions, or if we changed the manner in which we conduct certain activities, we could become subject to material, unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes to tax laws in any of our applicable tax jurisdictions, which in certain circumstances could have a retroactive effect.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risk of loss in the event of nonperformance by our customers of their obligations to us. Some of our customers may be highly leveraged or subject to their own operating and regulatory risks. Many of our customers finance their activities through cash flows from operations, the incurrence of debt or the issuance of equity. From time to time, credit is less available or available on more restrictive terms. The combination of reduction of cash flow resulting from operational setbacks or the lack of availability of access to capital may result in a reduction in our customers' liquidity and ability to make payments or perform on their obligations to us. Any increase in the nonpayment or nonperformance by our customers could reduce our cash flows.

We have been in the past from time to time, and may be in the future, subject to litigation and investigations that could have a substantial, adverse impact on our business.

From time to time we are subject to litigation, including claims related to our business activities. We have also been in the past, and may be in the future, subject to investigations by regulators and governmental agencies, including the United States Department of the Treasury's Office of Foreign Assets Control, the United States Department of Commerce, Bureau of Industry and Security and the United States Immigration and Customs Enforcement. Irrespective of their merits, litigation and investigations may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. At this time, we are not aware of any pending litigation, investigation, dispute or claim that would likely have a material adverse effect on our financial condition, results of operations or liquidity. However, we may be wrong in this assessment, or could in the future become subject to additional litigation that could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.

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

Risks Related to Government Regulations

Our business is subject to extensive government regulation that are subject to change and interpretation, compliance with which will impact our future success.

The regulatory obligations we must meet are complex, vary greatly from country to country, and are subject to interpretation. We cannot give any assurance that the governments will agree with or accept our compliance efforts. The government approvals required for us to operate our MSS system need to be periodically renewed and renewal is not guaranteed. Our MSS system is subject to significant regulation by the FCC in the United States, by the ARCEP, CNES and ANFR in France and by similar authorities in other foreign jurisdictions where we do business. Additionally, the availability of globally harmonized spectrum on which our MSS system depends is managed by the ITU and, to a certain extent, sovereign nations. The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. The approvals are also subject to revocation, and we may be subject to fines, forfeitures, penalties or other sanctions if any issuing authority were to find that we are not in compliance with the applicable rules, regulations or policies. Further, certain regulatory authorities may decide to allow additional uses within our ITU-allocation of spectrum that may be incompatible with our continued provision of MSS.

Our system requires licenses or other regulatory authorization in each of the jurisdictions in which we provide service. We may not be able to obtain or retain all regulatory approvals needed for current and future operations. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position. Failure to operate our satellites, ground stations, mobile earth terminals or other facilities as required by our licenses and applicable government regulations could result in the imposition of government sanctions against us, up to and including cancellation of our licenses.

The Company must apply for and obtain additional licensing and authorizations from multiple regulators in order to operate and provide service over the Extended MSS Network, including the new satellite constellation and expanded ground infrastructure as provided in the Updated Services Agreement. We cannot provide any assurance that we will be able to obtain all such licenses and authorizations required for the Extended MSS Network.

Our operations are subject to certain regulations of the United States State Department's Directorate of Defense Trade Controls (the export of satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (financial transactions and transactions with sanctioned persons or countries) and the United States Commerce Department's Bureau of Industry and Security (export of satellites and related technical data, our gateways and phones) and other similar foreign regulators. These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. We may be required to provide U.S. and foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. These regulations may limit or delay our ability to operate in a particular country or engage in transactions with certain parties and may impose significant compliance costs.

Regulatory changes, such as those resulting from new treaties, statutes or regulations or judicial decisions, may significantly impact our business or require us to modify our business plans or operations. Our failure to comply with these evolving regulations could subject us to sanctions that could materially and adversely affect our ability to operate. In addition, regulatory uncertainty, which is expected to increase after the U.S. Supreme Court’s 2024 Loper Bright decision, could make it harder for us to conduct long-range strategic planning.

Our global operations expose us to trade and economic sanctions, other restrictions, liabilities and exposure to penalties imposed by the United States, the European Union and other governments and organizations.

We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, the U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, FCPA and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). Further, various government agencies require export licenses, which could impact our sales of Commercial IoT, SPOT and Duplex products if not timely obtained and maintained. Such governmental agencies may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

Although we have implemented policies and procedures in these areas, we cannot assure you that our policies and procedures will prevent or detect all potential breaches of law or governance practices or that directors, officers, employees, representatives, distributors, consultants, other partners, vendors, customers or subscribers have not engaged and will not engage in conduct for which we may be held responsible. We cannot assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or result in us being held liable for such conduct. Violations of the FCPA, OFAC restrictions or other export control, anti-corruption, anti-money-laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, litigation or regulatory action or inquiries or other enforcement actions, shareholder activism (such as to stop using a certain business partner), termination of contracts, loss of licenses and damage to our reputation, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business plan to use our licensed MSS spectrum to provide terrestrial wireless services depends upon our ability to maintain and expand our terrestrial authority as well as certain actions by third parties, which we cannot control.

Our business plan includes utilizing our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. Our MSS licenses, including our terrestrial authority, are valid through various specified terms, which intend to renew. In addition, we will need to comply with certain conditions in order to provide terrestrial broadband service under our MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority in the U.S. We are seeking similar approvals in various foreign jurisdictions. We cannot guarantee that such efforts will be successful.

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

The FCC may permit other MSS operators to operate in our frequency bands in the future despite its prior decisions. To date, there are no other authorized Code Division Multiple Access ("CDMA")-based MSS operators. However, the FCC or other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. From time to time, other operators have applied to use our licensed spectrum, which if granted could increase competition for terrestrial wireless communication services and decrease the capacity available to us on such spectrum.

We registered our second-generation constellation with the ITU through France rather than the United States. The French radio frequency spectrum regulatory agency, ANFR, submitted the technical papers filing to the ITU on our behalf in July 2009. As with the first-generation constellation, the ITU requires us to coordinate our spectrum assignments with other administrators and operators that use any portion of our spectrum frequency bands. We are actively engaged in the coordination process but cannot predict how long this process will take; however, we are able to use the frequencies during the coordination process in accordance with our licenses.

The FCC and other foreign regulatory agencies are permitting expanded unlicensed use of the 5 GHz band including within our C-band forward link (earth station to satellite), which operates at 5091-5250 MHz which may have a significant adverse impact on our ability to provide MSS. Additionally, the completion of the satellite navigation system in China could cause harmful interference to our existing and future services.

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

We hold licenses issued by, and subject to the continued regulatory jurisdiction of, ANFR, the French Ministry in charge of Space and the ARCEP, the French independent administrative authority of post and electronic communications regulations, for the operation of our second-generation satellites. These licenses are subject to revocation if we fail to satisfy specified conditions or meet prescribed milestones. These licenses are also subject to modification by the French regulators.

There can be no assurance that the FCC or our French regulators will renew the licenses we hold. If the FCC, the French Ministry, ARCEP or any other regulators revoke, modify or fail to renew or amend the licenses we hold or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide mobile satellite communications services, which would have a material adverse effect on our business and operations.

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

 We source our products from both domestic and foreign contract manufacturers. The adoption of regulations related to the importation of products, including quotas, duties, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. For example, during 2018, the U.S. imposed increased tariffs on certain imports from China, which resulted in lower gross margin on certain of our products prior to moving manufacturing to Vietnam. The incoming administration in the U.S. has indicated that it favors further tariff increases, which if implemented could further decrease our gross margins on affected imported products. However, in part in response to current and potential future tariffs and other relevant factors, in 2024 we completed the move of our manufacturing operations from our current manufacturer's facility located in China to their facility located in Vietnam.

Additionally, delays in goods clearing customs or the disruption of international transportation lines used by us could result in our inability to deliver goods to customers in a timely manner or the loss of sales altogether. Current or future social and environmental regulations or critical issues, such as those relating to the sourcing of conflict minerals from the Democratic Republic of the Congo or the need to eliminate environmentally sensitive materials from our products, could restrict the supply of components and materials used in the production of our products and increase our costs. Any delay or interruption to our manufacturing process or in shipping our products could result in lost revenue, which would adversely affect our business, financial condition or results of operations.

Emerging and unsettled data privacy laws expose us to substantial risks.

We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is increasingly becoming the subject of extensive legislation and regulations to protect consumers’ privacy and security, such as the EU's General Data Protection Regulation and similar laws enacted by certain U.S. states. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and ever evolving. These laws may be interpreted and applied differently from country to country and in a manner that presents a challenge to our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs or change our business practices. Our services are accessible in many foreign jurisdictions, and some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, services or existing security and privacy procedures in order to comply with new or expanded regulations across numerous jurisdictions. In addition, we could face liability to end users alleging that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputational and harm and a loss of customers, which could materially impact our results of operations and cash flows.

Risks Related to Our Common Stock

Restrictive covenants in our financing arrangements restrict our ability to pay dividends on our common stock for the foreseeable future, which may affect the market for our shares.

We do not expect to pay cash dividends on our common stock. Our financing arrangements restrict our ability to pay cash dividends on our common stock. Further, our Series A Preferred Stock provides for the payment of cumulative cash dividends at a rate of 7% per annum, subject to certain terms and conditions. If such dividends are not declared by our board of directors, the dividends will accrue and cumulative payment will be made on the next dividend payment date or upon liquidation. Such dividends limit our cash flows that would otherwise be available to pay dividends on our common stock.

Any future dividend payments with respect to our Series A Preferred Stock are within the discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

There is a limited market for our common stock and our stock price may be volatile or may be subject to short selling.

 The trading price of our common stock is subject to wide fluctuations. There are a wide variety of factors, many of which are outside of our control, that could affect the trading price of our common stock. The trading price of our common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our common stock at or above the initial purchase price. Because we are a controlled company, there is a limited market for our common stock. In periods of low trading volume, sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

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

We cannot predict the ultimate effect that our reverse stock split or transfer of the listing of our common stock to the Nasdaq Stock Market LLC will have on the market price for and the liquidity of shares of our common stock.

As described below in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, we completed a reverse stock split of our common stock on February 10, 2025 and transferred the listing of our common stock to Nasdaq, effective as of February 11, 2025. The price of our common stock has decreased since we completed the reverse stock split. We cannot guarantee that the per share market price of our common stock will increase to a price proportionate with the reduction in the number of shares of common stock outstanding before the reverse stock split nor can we predict the effect that the reverse stock split and listing transfer will have on the long-term market price for shares of our common stock. The impact of similar reverse stock splits for companies in like circumstances has varied, particularly since some investors may view the reverse stock split negatively. Notwithstanding the effect of the reverse stock split and listing transfer on the market price of our common stock, the performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock.

Our total market capitalization is currently lower than our total market capitalization before the reverse stock split. There can be no assurance that the long-term total market capitalization of our common stock following the reverse stock split and listing transfer will become equal to or greater than the total market capitalization before the reverse stock split and listing transfer. Furthermore, a further decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected. Accordingly, even with an increased market price per share, the total market capitalization of shares of our common stock after the reverse stock split could be lower than the total market capitalization before the reverse stock split and listing transfer.

There can be no assurance that we will continue to satisfy the continued listing standards of the Nasdaq Stock Market LLC following the reverse stock split and listing transfer.

The continued listing of our common stock on the Nasdaq Stock Market LLC is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining the listing of our common stock on the Nasdaq Stock Market LLC. If we are unsuccessful in maintaining compliance with the continued listing requirements of the Nasdaq Stock Market LLC, then our common stock could be delisted. If Nasdaq delists our common stock from trading on its exchange for failure to meet the continued listing standards, and we cannot obtain listing on another major market or exchange, our stockholders could face significant material adverse consequences, including but not limited to:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below for further discussion of the reverse stock split and listing transfer.

The future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders (common stock amounts reflected in this risk factor have been adjusted for our recently completed 1-for-15 reverse stock split). We are authorized to issue 143.3 million shares of common stock and 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. As of December 31, 2024, approximately 126 million shares of common stock were issued and outstanding and 0.1 million shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2024, there were 9.6 million shares of common available for issuance, of which approximately 0.3 million shares were contingently issuable upon the exercise of outstanding stock options and vesting of outstanding restricted stock awards and units, 3.0 million shares were contingently issuable upon the achievement and vesting of stock price targets for outstanding performance-based restricted stock units, 0.1 million shares were contingently issuable upon the achievement and vesting of performance-based restricted stock units, 0.3 million shares are issuable to Thermo if they exercise their purchase right under the warrant issued to them as consideration for their guarantee under the 2023 Funding Agreement and 3.3 million shares may be issued if the warrant issued to the Customer are exercised in accordance with the Updated Services Agreements. The right to acquire an additional 0.3 million shares under the warrant may vest if and when Thermo advances aggregate funds of $25.0 million or more to us or a permitted third party pursuant to the terms of Thermo's guarantee. In the event Thermo is required to advance funds pursuant to its guarantee with us, we will also be required to issue it shares in respect of such advance. In addition, we may issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock for raising capital or other business purposes. As of December 31, 2024, there were 99.9 million shares of preferred stock available for issuance. Future sales of substantial amounts of common stock, or the perception that such sales could occur, may have a material adverse effect on the price of our common stock.

We have issued and may issue shares of preferred stock or debt securities with greater rights than our common stock.

Our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100 million shares of preferred stock authorized, of which 0.1 million shares of Series A Preferred Stock are issued and outstanding. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priorities and liquidation premiums and could have other preferential voting rights to those held by the holders of our common stock.

We are controlled by Thermo, whose interests may conflict with yours.

As of December 31, 2024, Thermo owned approximately 58% of our outstanding common stock, which excludes shares issuable to Thermo upon the exercise of purchase rights under the warrant issued to them in connection with the 2023 Funding Agreement that have vested or may vest upon the occurrence of certain events, as well as its ownership of perpetual preferred stock. We have depended substantially on Thermo to provide capital to finance our business.

Although extraordinary corporate transactions, material sales of assets and certain transactions with related parties currently must be approved by our Strategic Review Committee, to the extent these and other matters are also subject to a vote of our shareholders, Thermo is able to control such vote. Currently, these other matters include the election of a majority of the members of our board of directors and numerous other matters, including changes of control and other significant corporate transactions, so long as these transactions are not between Thermo and Globalstar. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage potential investors from investing in us.

In addition, Thermo has guaranteed certain of our obligations related to the Updated Services Agreements and has received the right to purchase shares of our common stock under the warrant issued to them as consideration for providing such guarantee.

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
•the above-described requirement that (i) any extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving us or any of our subsidiaries and (ii) any sale or transfer of a material amount of assets of Globalstar or any sale or transfer of assets of any of our subsidiaries which are material to us has to be approved by our Strategic Review Committee until such time as Thermo no longer beneficially owns at least 45% of our common stock;
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

As noted above, Thermo's ownership position could also discourage a third party from attempting to acquire control of us. These provisions also could make it more difficult for our stockholders to take certain corporate actions, and could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 1C. Cybersecurity

Risk Management and Strategy

We have an enterprise-wide information security program designed to identify, protect against, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. Our information security program is integrated into our overall risk management systems and led by our Data Protection Officer. This program is on par with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Internal employees as well as third party advisors are involved in the development and continued maintenance of our cybersecurity program. We also hold cybersecurity insurance as part of our risk management program.

The program is evaluated and audited on an annual basis by independent third parties through ongoing IT compliance initiatives. Additionally, each year, we conduct cross-functional tabletop training exercises to rehearse our response to cyber-related breach incidents. We require that all employees complete cybersecurity trainings at least quarterly to mitigate cyber risks. We also randomly test employees with phishing simulations and provide periodic cyber and security updates. As part of the risk management program, we engaged external subject matter experts to develop a comprehensive third party and vendor due diligence program. This program strengthens our cybersecurity program by ensuring the establishment of contractual agreements and data protection clauses, documentation of processing activities performed as part of each service and identifies responsible process owners. Third parties and vendors with access to our information, systems and networks complete additional due diligence verification activities. All vendors with access to internal systems and networks must comply with our IT policies. Formal monitoring procedures of relationships with third parties are performed on at least an annual basis. This level of oversight allows us to maintain proactive visibility and security baseline requirements with our established external relationships.

Our formalized cybersecurity incident response plan is a framework to facilitate the detection, identification, containment and eradication of and recovery from cybersecurity incidents. This framework addresses how and which risks impact our operational, financial or reputational standing and/or the ability to comply with regulatory or legal requirements.

Governance

Oversight of our cybersecurity program is performed by our executive management and board of directors. Specifically, our executive management includes our Vice President of Network IT and Applications, who serves as our Data Protection Officer and has over 25 years of experience in IT systems, cybersecurity and risk management, as well as our Chief Executive Officer and Chief Financial Officer. Our Vice President of Network IT and Applications is responsible for reviewing cybersecurity risks, controls, policies and processes. This includes training, policy development and updates, while also keeping senior leadership informed on cybersecurity matters. We also have a department dedicated to monitoring our systems to prevent cybersecurity attacks. The Board of Directors receives information from management regarding any significant changes to the Company’s cybersecurity policies and procedures, as well as recently identified risks and other recent information relative to cybersecurity, and on at least an annual basis our Data Protection Officer presents the Company’s cybersecurity program to the Board of Directors.

As of the date of this report, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we are subject to various cybersecurity risks that could adversely affect our business, financial condition and results of operations. Such risks may include harm to our employees or customers, violation of privacy laws, theft, fraud, extortion as well as legal and reputational risk. See Item 1A. Risk Factors, “Our networks and those of our third-party service providers and customers may be vulnerable to cyber-attacks and other security breaches, which could have significant negative consequences." for further discussion.

Item 2. Properties

As of December 31, 2024, our principal headquarters were located in Covington, Louisiana. We own or lease the facilities described in the following table:

Facility Use	Location
Offices	Africa (Botswana)
Brazil (Rio de Janeiro)
Europe (Ireland)
United States of America (California and Louisiana) (1)
Gateways	Africa (Botswana, Gabon and Rwanda)
Argentina (Bosque Alegre)

Asia (Japan, Singapore, South Korea and Thailand)
Australia (Dubbo, Meekatharra and Mount Isa)
Brazil (Manaus, Petrolina and Presidente Prudente)
Canada (Alberta and Ontario)
Europe (Estonia, France(1), Greece and Spain)
Mexico (Jocotitlan)
Oceania (New Zealand)
United States of America (Alaska, Florida, Hawaii, Nevada, Puerto Rico and Texas)

(1) Location includes a Network Operations Control Center to monitor both satellite and ground network operations

Item 3. Legal Proceedings

In management's opinion, there is no pending litigation, dispute or claim, which could be expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 10: Commitments and Contingencies to our Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the Nasdaq Stock Market LLC under the symbol "GSAT". We are authorized to issue 143.3 million shares of voting common stock. As of February 21, 2025, 126.4 million shares of our common stock were outstanding, held by 267 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include beneficial holders of shares in street name (also known as "street holders"). On February 10, 2025, we effectuated a 1 to 15 reverse stock split of our shares of common stock. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Preferred Stock

We are authorized to issue 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. We have issued 149,425 shares of our 7.0% Perpetual Preferred Stock, Series A, $0.0001 par value per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, which began on January 1, 2023. As of February 21, 2025, 149,425 shares of our preferred stock were outstanding, held by four holders of record.

Dividend Information

We have never declared or paid any cash dividends on our common stock. We pay a dividend on our Series A Preferred Stock. Except for preferred stock dividends, we currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See Note 7: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements for further discussion.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and applicable notes to our Consolidated Financial Statements and other information included elsewhere in this Report, including risk factors disclosed in Part I, Item IA. Risk Factors. The following information contains forward-looking statements, which are not guarantees of future performance and are not necessarily indicative of future results and are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Report.

This Item generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of our results of operations for the years ended December 31, 2023 and 2022 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Globalstar’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024.

Reverse Stock Split and Listing on the Nasdaq Stock Market LLC

On December 17, 2024, by written consent, following the approval and recommendation of the board of directors and its Strategic Review Committee, Thermo, which collectively owns a majority of our issued and outstanding shares of common stock, approved proposals to amend our certificate of incorporation to (i) conduct a reverse stock split of our issued and outstanding shares of common stock at a ratio between 1 for 10 and 1 for 25, and (ii) reduce the authorized number of shares of common stock that we can issue in proportion to the reverse stock split.

Effective following the close of trading on February 10, 2025, we voluntarily withdrew the listing of our common stock from the NYSE American, effected the reverse stock split at a ratio of 1 to 15 shares of common stock and amended our certificate of incorporation to reduce the number of authorized shares of common stock that we may issue from 2,150,000,000 shares to 143,333,334 shares of common stock. Effective at the start of trading on February 11, 2025, our common stock began trading on a post-split basis under the symbol “GSAT” on the Nasdaq Stock Market LLC.

No fractional shares were issued as a result of the reverse stock split and it did not impact the par value of our common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole share, except that any fractional shares resulting from the reverse stock split for any outstanding awards adjustments pursuant to the terms and conditions of our 2006 Equity Incentive Plan and the award or agreement governing such awards were rounded down to the next whole share. Neither the reverse stock split nor the related amendments to our certificate of incorporation had any impact on the number of shares of preferred stock we are authorized to issue under our certificate of incorporation or the number of issued and outstanding shares of our Series A Preferred Stock.

All shares of common stock, warrants, stock-based compensation awards and per share amounts included in the Consolidated Financial Statements and applicable notes thereto in Part II, Item 8 of this Report and elsewhere in this Report have been retrospectively restated to reflect the effect of the reverse stock split and related amendments to our certificate of incorporation.

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
•average monthly revenue per user, or ARPU, which is an indicator of our pricing and ability to obtain effectively long-term, high-value customers. We calculate ARPU separately for each type of our subscriber-driven revenue, including Commercial IoT, SPOT and Duplex;
•operating income and adjusted EBITDA, both of which are indicators of our financial performance; and
•capital expenditures, which are an indicator of future revenue growth potential and cash requirements.

Comparison of the Results of Operations for the years ended December 31, 2024 and 2023

Revenue:

Our revenue is categorized as service revenue and equipment revenue. We provide MSS to customers using technology from the Globalstar System. Equipment revenue is generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the twelve months ended December 31, 2024, total revenue increased $26.5 million, or 12%, to $250.3 million from $223.8 million in 2023, which primarily relate to an increase in wholesale capacity services revenue, partially offset by a decline in subscriber services revenue and equipment sales revenue. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$145,299	58%	$109,067	49%
Subscriber services
Commercial IoT	26,245	11%	22,867	10%
SPOT	41,140	16%	44,184	20%
Duplex	20,156	8%	25,932	12%
Government and other services	4,849	2%	2,146	1%
Total service revenue	$237,689	95%	$204,196	92%

The following table sets forth our average number of subscribers and ARPU by type of revenue.

	December 31,
	2024	2023
Average number of subscribers for the year ended:
Commercial IoT	509,452	481,859
SPOT	241,980	260,141
Duplex	27,033	33,884
Other	288	364
Total	778,753	776,248

ARPU (monthly):
Commercial IoT	$4.29	$3.95
SPOT	14.17	14.15
Duplex	62.14	63.78

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. Other providers of comparable services may count their subscribers differently.

Wholesale capacity services include revenue generated from satellite network access and related services. Government and other services include revenue generated primarily from terrestrial spectrum and network solutions as well as governmental and engineering service contracts. None of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity services revenue or government and other services revenue reflected in the table above.

Service Revenue

Wholesale capacity service revenue increased 33% in 2024. This category includes revenue from the Customer under the Updated Services Agreements. The majority of the increase during 2024 is due to fees related to expanded services that began in 2024. Revenue also increased due to performance bonuses received during 2024 as well as higher network costs, which are both drivers of the consideration earned under this agreement.

Commercial IoT service revenue increased 15% in 2024 due to higher average subscribers and ARPU. Average subscribers are up 6% year over year due to gross activation momentum experienced over the last year. Importantly, gross subscriber activations are up over 30% on a consecutive quarter basis, with the fourth quarter producing the highest gross subscriber activations of any quarter during 2024. The increase in ARPU was due to higher usage on the network as well as an improvement in the mix of subscribers on various rate plans.

SPOT service revenue decreased 7% in 2024 due to fewer subscribers resulting from competitive pressure. Product engineering efforts are underway to develop a new consumer SPOT device, which we expect to stabilize or increase demand for such services from our subscribers.

Duplex service revenue decreased 22% in 2024 due primarily to fewer average subscribers resulting from churn exceeding gross activations over the last twelve months as we no longer manufacture and sell Duplex devices in favor of other use cases for the Globalstar System, including wholesale capacity services.

Government and other services revenue increased 126% in 2024. This category includes fees earned from various governmental service contracts as well as services associated with XCOM RAN sales. We signed an agreement in the first quarter of 2024 with Parsons Corporation, a leading technology provider in the national security and global infrastructure markets, to utilize the Globalstar System for a mission critical service for government applications. The $2.5 million proof of concept phase commenced in February 2024 and is progressing as planned with completion expected in mid-2025. This agreement has a five-year term, if the project is implemented, and contains annual minimum revenue commitments escalating annually to $20 million during the fifth year, with potential for further upside through the agreement's revenue share arrangement.

Subscriber Equipment Sales

Revenue generated from subscriber equipment sales decreased $7.0 million due primarily to the timing of Commercial IoT and SPOT device sales. During 2023, we recovered from inventory shortages that impacted both device categories and experienced higher sales as a result of improved product availability. Additionally, during 2023 we shipped a large volume of SmartOne Solar devices to a single value added reseller ("VAR"), roughly half of the decrease in Commercial IoT device revenue year over was due to this one customer. We are currently developing new MSS subscriber devices, which we expect will increase equipment sales in the future.

Operating Expenses:

Total operating expenses increased 12% to $251.3 million in 2024 from $224.0 million in 2023, which is primarily related to an increase in cost of services and stock-based compensation, partially offset by reduced cost of subscriber equipment sales. The main contributors to the variances in operating expenses are explained in detail below. In February 2025, we were notified that we will receive an employee retention credit as a result of our eligibility under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the second quarter of 2021. We expect to receive this refund, totaling $2.0 million, in the near future. When received, this refund will reduce operating expenses and will be allocated between Cost of Services and MG&A (defined below), based on the employee costs incurred during the eligible period.

Cost of Services

Cost of services increased $19.7 million, or 37%, to $73.2 million in 2024 from $53.5 million in 2023. This increase was due primarily to network expansion in connection with services provided under the Service Agreements; a substantial portion of network-related costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. As expected with our new and upgraded ground infrastructure, gateway operating costs, such as maintenance and personnel costs, increased $11.0 million. We do not expect the operating costs that support existing services under the Updated Services Agreements during the Phase 1 Service Period to increase meaningfully beyond current levels. We expect that over the next few years in anticipation of the Services provided over the Extended MSS Network, costs to support the Updated Services Agreements will increase substantially. See Note 2: Special Purpose Entity to our Consolidated Financial Statements for a description of the different phases of services under the Updated Services Agreements.

In connection with the August 2023 License Agreement with XCOM, we entered into a Support Services Agreement (the “SSA”). During 2024, we recognized $3.1 million in expense associated with the SSA and other ancillary costs, of which the majority were noncash.

Costs to support new product development totaling $2.5 million also contributed to the increase in operating expenses during 2024.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased 42% in 2024. This cost decrease is generally consistent with the decrease in revenue generated from subscriber equipment sales during the year; however, it is also related to margin improvement due to the mix of products sold in each period as well as the cost improvement from moving our manufacturing from China to Vietnam, which reduced tariffs incurred for U.S. imports during a portion of 2024.

Stock-Based Compensation

Stock-based compensation expense increased $13.0 million to $35.5 million in 2024 from $22.5 million in 2023. The increase was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023, the majority of the cost of which was recognized in 2024. During 2023, we granted 44.5 million RSUs, which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the RSUs was $39.5 million and is being recognized over the derived service period of 2.6 years; with nearly 60% of the compensation cost for these RSUs is being recognized during 2024.

Other (Expense) Income:

(Loss) gain on extinguishment of debt

We recorded a loss on extinguishment of debt of $27.4 million during 2024. In November 2024, we refinanced the 2023 13% Notes, resulting in a loss on extinguishment of debt due to the unamortized debt discount and deferred financing costs remaining prior to extinguishment as well as the make-whole fees at pay down. In 2023, we recorded a loss on extinguishment of debt of $10.4 million following the full pay-off of the 2019 Facility Agreement. The extinguishment loss was recognized due to the remaining deferred financing costs and debt discount associated with the instrument at the time of repayment.

Loss on equity issuance

Loss on equity issuance was $5.0 million for 2023. In connection with Thermo's guarantee of the 2023 Funding Agreement, we issued a warrant to purchase shares of our common stock to Thermo, a portion of which vested upon the effectiveness of the guarantee and occurred in December 2023. The portion of the fair value associated with the credit enhancement, as recorded pursuant to applicable accounting guidance, was recorded as a loss on equity issuance. Similar activity did not occur in 2024.

Interest Income and Expense

Interest income and expense, net, decreased $1.0 million to $13.6 million for 2024 compared to $14.6 million for 2023 due to higher capitalized interest (which decreases interest expense) of $8.3 million. As we continue to capitalize costs associated with upgrades to our network, our average CIP balance increases, which results in higher interest capitalized. Higher interest income of $2.1 million also decreased "interest income and expense, net" during 2024. These factors were offset partially by higher gross interest costs of $9.3 million due primarily to the average balance outstanding under the 2023 Funding Agreement and the Current Debt Repayment during the respective periods, as well as interest expense associated with a significant financing component related to proceeds funded under the 2024 Prepayment Agreement.

Foreign currency (loss) gain

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency losses of $16.6 million in 2024. We recorded foreign currency gains of $4.9 million in 2023. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Income Tax Expense (Benefit)

Income tax expense (benefit) fluctuated by $1.0 million to an expense of $2.1 million in 2024 from an expense of $1.1 million in 2023. The increase during 2024 was due primarily to $1.0 million in expense for uncertain tax positions associated with interest on withholding tax related to the Canadian tax audit. In both periods, income tax was recorded due to withholding tax expense associated with our global transfer pricing allocations in certain foreign jurisdictions. See Note 13: Taxes to our Consolidated Financial Statements for further information on the Canadian tax audit.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the 2023 Funding Agreement and 2024 Prepayment Agreement (each term defined below). These liquidity sources are expected to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures, including related to the Extended MSS Network and other growth opportunities, and financing obligations, including scheduled recoupments under the 2021 and 2023 Funding Agreements and 2024 Prepayment Agreement as well as dividends on our perpetual preferred stock. In addition, we have issued warrants to the Customer exercisable in accordance with the Updated Services Agreements and to Thermo in connection with its guarantee of the 2023 Funding Agreement. These warrants would become a source of liquidity if exercised.

As of December 31, 2024 and December 31, 2023, we held cash and cash equivalents of $391.2 million and $56.7 million, respectively. This increase was due primarily to amounts funded under the Updated Services Agreements, including $278 million under the Infrastructure Prepayment and $176 million from the sale of Customer Class B Units; a portion of these proceeds was used to fund capital expenditures for the Extended MSS Network; the remaining portion was held in cash and cash equivalents as of December 31, 2024 and will be used to fund capital expenditures in 2025. Refer to Note 2: Special Purpose Entity to our Consolidated Financial Statements for further discussion.

The principal amount of our debt outstanding was $417.5 million at December 31, 2024, compared to $398.7 million at December 31, 2023. This increase was due to the following (more detailed discussion and defined terms are below):

•PIK interest payments made during 2024 to the lenders of the 2023 13% Notes prior to their payoff of $13.6 million;
•Issuance of debt under the 2023 Funding Agreement totaling $37.7 million;
•Issuance of debt under the Current Debt Repayment totaling $221.6 million; offset by:
•Recoupment under the 2021 Funding Agreement totaling $34.6 million; and
•Payoff of the remaining balance of $219.6 million outstanding under the 2023 13% Notes.

Cash Flows for the years ended December 31, 2024, 2023 and 2022

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
Statements of Cash Flows	2024	2023	2022
Net cash provided by operating activities	$439,192	$74,341	$63,800
Net cash used in investing activities	(260,570)	(175,612)	(39,952)
Net cash provided by (used in) financing activities	157,181	125,793	(6,048)
Effect of exchange rate changes on cash and cash equivalents	(1,383)	140	(22)
Net increase in cash and cash equivalents	$334,420	$24,662	$17,778

Cash Flows Provided by Operating Activities

Net cash provided by operations includes primarily cash received from our customers from the sale of products and services, including the performance of wholesale capacity services as well as cash received from subscribers related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for network costs, personnel costs, inventory purchases and other general corporate expenditures.

Net cash provided by operating activities was $439.2 million during 2024 compared to $74.3 million during 2023. This improvement was due to favorable working capital changes resulting primarily from cash received for the Infrastructure Prepayment of $278 million during 2024; when cash is received pursuant to this agreement, it is recorded as deferred revenue (refer to Note 2: Special Purpose Entity to our Consolidated Financial Statements for further discussion on this arrangement). Cash received for the Infrastructure Prepayment will be used to fund capital expenditures to support the Extended MSS Network. Other favorable changes in working capital reflect the timing of accounts receivable under the Updated Services Agreements. An improvement in net income, after adjusting for noncash items, also contributed to the increase in cash flows provided by operating activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $260.6 million during 2024 compared to $175.6 million during 2023. Net cash used in investing activities during both periods primarily included network upgrades associated with the Updated Services Agreements and payments of capitalized interest. The increase from 2023 to 2024 was due primarily to the timing of payments made to MDA and SpaceX, including particularly amounts paid pursuant to the agreement entered into with SpaceX in October 2024 as discussed below in "Contractual Obligations and Commitments".

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $157.2 million in 2024 compared to net cash provided by financing activities of $125.8 million in 2023. During 2024, we received cash to fund the paydown of the outstanding principal balance (including a make-whole payment at paydown) due under the 2023 13% Notes of $234.9 million. We also received cash of $176 million for the sale of the Customer Class B Units in the Globalstar SPE; a portion of these funds was used (and the remaining amount will be used) to fund capital expenditures for the Extended MSS Network.

During 2023, we received proceeds from the sale of the 2023 13% Notes, which were used to pay the remaining principal amount due under the 2019 Facility Agreement and financing costs.

During 2024 and 2023, we received proceeds from the 2023 Funding Agreement totaling $37.7 million and $117.3 million, respectively, which were used to pay amounts owed to MDA. Pursuant to the terms of the 2021 Funding Agreement, scheduled recoupment payments began in the third quarter of 2023 and totaled $34.6 million and $12.5 million during 2024 and 2023, respectively. We also paid cash dividends in respect to our Series A Preferred Stock totaling $10.6 million and $11.9 million during 2024 and 2023, respectively.

Indebtedness

Below is a summary description of our debt and other financing arrangements as of December 31, 2024. For more information, see Note 7: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements.

2024 Prepayment Agreement (including Current Debt Repayment)

The Updated Services Agreements provide that the Customer will make cash prepayments to us, including for approved capital expenditures in connection with the Extended MSS Network. These prepayments consist of: (1) an infrastructure prepayment (the “Infrastructure Prepayment”) of up to $1.1 billion, which is to be funded over the construction period on a quarterly basis, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units, to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) the amount necessary for us to retire our 2023 13% Notes (the "Current Debt Repayment"). The 2023 13% Notes were repurchased in full on the Closing Date. The terms of the Infrastructure Prepayment and the Current Debt Repayment are contained within one prepayment agreement (the “2024 Prepayment Agreement”).

The outstanding balance of the Current Debt Repayment was $222 million as of December 31, 2024. Additionally, through December 31, 2024, we have received $278 million under the Infrastructure Prepayment.

As we receive proceeds from the Infrastructure Prepayment, we record a contract liability on our balance sheet for our obligation to perform future services to the Customer. As we provide these services, we will receive additional service fees and use these fees to fully reduce the Infrastructure Prepayment liability as well as to repurchase or redeem all Customer Class B Units. This period is expected to begin at the commencement of the Services provided over the Extended MSS Network and be completed within the design useful life of the new satellites.

The Current Debt Repayment and $225 million of the Infrastructure Prepayment may accrue fees (while the remaining amount of the Infrastructure Prepayment does not accrue fees). Such fees payable to the Customer will be reduced or eliminated entirely if we meet certain defined milestones, at which time prior accruals will be reduced or eliminated. See Note 2: Special Purpose Entity to our Consolidated Financial Statements for discussion of the different phases of services under the Updated Services Agreements, and Note 7: Long-Term Debt and Other Financing Arrangements and Note 11: Accrued Expenses and Other Non-Current Liabilities for discussion of the accrual of fees.

2021 and 2023 Funding Agreements

The Updated Services Agreements provide for, among other things, payment of up to $252 million to us (the “2023 Funding Agreement”) which we have used and intend to use in the future to fund 50% of amounts due under the 2022 satellite procurement agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of these satellites. The remaining amount of the satellite costs is expected to be funded from our operating cash flows. During 2024, payments received under the 2023 Funding Agreement totaled $37.7 million. The outstanding balance under the 2023 Funding Agreement was $155.0 million as of December 31, 2024. See Note 7: Long-Term Debt and Other Financing Arrangements and Note 11: Accrued Expenses and Other Non-Current Liabilities for discussion of the accrual of the fees

The amount of the 2023 Funding Agreement and related fees are expected to be recouped from amounts payable for services provided by us under the Updated Services Agreements in installments for a period of 16 quarters beginning in the third quarter of 2026 (as amended). For as long as any portion of the 2023 Funding Agreement is outstanding, we will be subject to certain covenants (as amended in the Updated Services Agreements) including (i) a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) limitations on certain asset transfers, expenditures and investments.

During 2021, we received payments totaling $94.2 million (the "2021 Funding Agreement"), which are being recouped as services are performed by us over the Phase 1 Service Period with the last recoupment to be made in the first quarter of 2026. During 2024, a total of $34.6 million was recouped. The outstanding balance under the 2021 Funding Agreement was $40.9 million as of December 31, 2024. No interest accrues on amounts outstanding under the 2021 Funding Agreement.

Our repayment obligations under the Funding Agreements are secured by a first-priority lien on substantially all of our assets. Thermo has agreed to provide support for certain of our obligations under the 2023 Funding Agreement and the Updated Services Agreements. As consideration for Thermo's guarantee, we issued to Thermo a warrant to purchase 667,000 shares (10.0 million shares prior to the reverse stock split) of Globalstar common stock at an exercise price equal to $30.00 per share (as calculated pursuant to the agreement) ($2.00 per share prior to the reverse stock split). The right to purchase 333,000 shares under the warrant (5.0 million shares prior to the reverse stock split) vested upon effectiveness of Thermo's guarantee in December 2023, and the remaining 333,000 shares (5.0 million shares prior to the reverse stock split) may vest if and when Thermo advances aggregate funds of $25.0 million or more. The warrant expires in December 2028.

2023 13% Notes

In March 2023, we sold $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the "2023 13% Notes"). In November 2024, the outstanding principal balance of the 2023 13% Notes was paid off with cash from the 2024 Prepayment Agreement and no amounts remain outstanding as of December 31, 2024 following such refinancing transactions. For additional information, see Note 7: Long-Term Debt and Other Financing Arrangements to our Consolidated Financial Statements

Series A Preferred Stock

In 2022, we issued 149,425 shares of 7.0% Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and a total fair value of $105.3 million. Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2024, we paid dividends, which were approved by our Board of Directors, totaling $10.6 million.

The shares of Series A Preferred Stock do not possess voting rights, other than certain matters specifically affecting their rights and obligations. Series A Preferred Stock may be redeemed by us, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require us to redeem such stock.

Contractual Obligations and Commitments

Contractual obligations arising in the normal course of business consist primarily of debt and financing obligations (as discussed above), purchase commitments with vendors related to the procurement, deployment and maintenance of the Globalstar System (discussed below), obligations for non-cancellable purchase orders for inventory ($4.7 million, which we expect to be fulfilled in line with current forecasted equipment sales) and operating lease obligations (see Note 4: Leases to our Consolidated Financial Statements for further discussion).

Satellite Procurement Agreements

We have a satellite procurement agreement with MDA pursuant to which we expect to acquire at least 17 satellites (and up to 26 satellites) that are intended to replenish our HIBLEO-4 U.S.-licensed system and ensure long-term continuity of our MSS. The satellite procurement agreement requires delivery of the initial 17 satellites during 2025. The amended contract price for these satellites is $329.3 million, and we have the option to purchase up to nine additional satellites at a lower per unit cost, subject to certain conditions. In addition, MDA will procure equipment to be incorporated into a satellite operations control center ("SOCC") totaling $5.0 million as well as other equipment for $4.2 million.

To date, the parties have accepted milestones totaling $224.3 million associated with the new satellites and related infrastructure. We paid to MDA $14.0 million, $135.9 million and $67.1 million during 2022, 2023 and 2024, respectively. We expect to continue to fund a portion of the future milestone payments using the 2023 Funding Agreement.

In February 2025, we entered into another agreement with MDA pursuant to which we expect to acquire more than 50 satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

The satellite procurement agreements with MDA contains customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions and payment obligations.

Launch Services Agreements

As more fully described in our Current Report on Form 8-K filed with the SEC on August 31, 2023, we have a Launch Services Agreement and certain related ancillary agreements with SpaceX, providing for the launch of the first set of the satellites we are acquiring pursuant to the satellite procurement agreement with MDA. The Launch Services Agreements provide a launch window from April to September 2025. To date, the parties have accepted milestones totaling $23.6 million associated with this agreement. We paid to SpaceX $9.6 million and $29.7 million during 2023 and 2024, respectively.

In October 2024, we entered into another agreement with SpaceX for the launch of satellites related to the Extended MSS Network. To date, the parties have accepted milestones totaling $17.3 million associated with this agreement. During 2024, we paid $129.6 million to SpaceX under this agreement, including $112 million as a long-term prepaid for future milestones.

The Launch Services Agreements with SpaceX contains customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions, including SpaceX retaining certain amounts of the contract value.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, we expect to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the HIBLEO-4 satellites and Launch Services Agreements for such satellites (to be paid on a straight-line basis over the design life of the satellites) beginning with the commencement of the Phase 2 Service Period. The Phase 2 Service Period is expected to begin when the new satellites are successfully utilized to provide Services.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity to our Consolidated Financial Statements, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network. As of December 31, 2024, we have outstanding purchase orders for this project totaling $290 million to vendors for various satellite and ground components of the Extended MSS Network. These costs will continue until the construction period is complete.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance could have on our Consolidated Financial Statements, see Note 1: Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition; property and equipment; and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

Revenue Recognition

Our primary types of revenue include (i) wholesale capacity service revenue from providing satellite network access and related services over the Globalstar System, (ii) service revenue from MSS voice communications and data transmissions, (iii) subscriber equipment revenue from the sale of devices as well as other products and accessories and (iv) service revenue from providing engineering and communication services using our MSS and terrestrial spectrum licenses. The complexities or judgements involved in revenue recognition are discussed below.

If a contract includes more than one performance obligation, such as under the Updated Services Agreements or when subscriber equipment is bundled with services in a multiple-element arrangement, we allocate the transaction price to each performance obligation in proportion to their standalone selling prices at contract inception and recognize them when, or as, each performance obligation is satisfied. Determination of the relative stand-alone selling prices is complex and involves judgement, as prices may vary based on many factors, such as promotions, customer, volume and/or type of equipment sold.

Service revenue is generally recognized over a period of time (consistent with the customer's receipt and consumption of the benefits of our performance) and revenue from the sale of subscriber equipment is recognized at a point in time (consistent with the transfer of risks and rewards of ownership of the product).

We record customer payments received in advance of the corresponding service period as deferred revenue. We assess the timing of services to a customer as compared to the timing of payments made to us to determine whether a significant financing component exists. In general, our subscriber-driven contracts are paid monthly or annually and the time between cash collection and performance is less than one year. For certain payments made under the Updated Services Agreements, the length of time between receipt of payment and the transfer of services by us is greater than twelve months. Accordingly, these payments include a significant financing component.

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

For our subscriber-driven contracts, subscriber acquisition costs primarily include internal sales commissions and certain other costs, including but not limited to, promotional costs, cooperative marketing credits and shipping and fulfillment costs. We capitalize incremental costs to obtain a contract to the extent we expect to recover such costs. All other subscriber acquisitions costs are expensed at the time of the related sale.

For wholesale capacity services, we capitalize costs to fulfill a contract to the extent we expect to recover them and we also capitalize noncash consideration issued under the Updated Services Agreements. Costs to fulfill a contract may include certain expenses incurred by us prior to the customer benefiting from the service, such as personnel and contractor costs and other operating expenses. Under the Updated Services Agreements, we issued warrants to purchase shares of Globalstar common stock, which were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the warrants was capitalized as a contract asset and is being recognized as a reduction of the transaction price over the estimated term of the Updated Services Agreements.

Property and Equipment

The vast majority of our property and equipment costs are incurred related to the construction of our satellites and ground station upgrades. We capitalize costs associated with the design, manufacture, test and launch of our LEO satellites. We also capitalize costs associated with the design, manufacture and test of our gateways and other capital assets. We track capitalized costs associated with our gateways and other capital assets by fixed asset category and allocate them to each asset as it comes into service. For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, we remove the estimated cost and accumulated depreciation. We recognize a loss from an in-orbit failure of a satellite equal to its net book value, if any, in the period it is determined that the satellite is not recoverable.

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

We may be subject to concentrations of credit risk for certain financial instruments, including cash and cash equivalents and accounts receivable. Cash and cash equivalents consists primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality. We record trade accounts receivable when we have a contractual right to receive payment on demand or on a fixed or determinable date in the future. We perform ongoing credit evaluations of our customers.

See Note 9: Fair Value Measurements to our Consolidated Financial Statements for discussion of our financial assets and liabilities measured at fair market value and the market factors affecting changes in fair market value of each.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Useful life of Space component assets
Description of the Matter
At December 31, 2024, the Company had $1.2 billion of Space component assets recorded as property and equipment. As discussed in Note 1 to the consolidated financial statements, the Company’s Space component assets are depreciated on a straight-line basis over their estimated useful life, which currently is 15 years. Management’s estimate of the useful life of its Space component assets was based on estimated design life, information from the Company’s strategy for the use of the assets and its engineering department.

Auditing the Company’s estimate of the useful life of its Space component assets involved a high degree of subjectivity due to the application of management’s judgment when evaluating the available information and whether to adjust the useful life. Management’s assessment has a significant effect on the timing of recognition of depreciation expense given the magnitude of the carrying amount of the Space component assets.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to assess the useful life of its Space component assets, including controls over management’s evaluation of the available information used in the assessment.

Our testing of the Company's useful life of the Space component assets included, among other procedures, evaluating the application of available information. We compared management’s useful life to the manufacturer’s estimated design life, publicly available information on the estimated useful life of similar assets, operation and performance of the assets as evaluated by the Company’s engineering department, and the life of its first-generation satellite constellation. Additionally, we evaluated the effect of changes, if any, in the Company’s long-term strategy for use of the assets on the useful life estimate as well as certain activities implemented by the Company that indirectly monitor satellite performance.

Assessment of the Updated Services Agreement
Description of the Matter
As described in Note 2, in November 2024, the Company entered into the Updated Services Agreements with its Customer. We identified the assessment of the Updated Services Agreements as a critical audit matter, primarily due to significant judgments by management related to the determination of the accounting for (i) the Globalstar SPE including the interest in the Globalstar SPE purchased by the Customer, (ii) the advances under the Updated Services Agreements, and (iii) a contingent fee feature in the Updated Services Agreement as an embedded derivative. In addition, the fair value of the embedded derivative, which was determined using a discounted cash flow method, was dependent on significant assumptions such as the discount rate.

Auditing of these classification and valuation considerations involved challenging and complex auditor judgment, including the need to involve valuation specialists.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the Updated Services Agreements, including controls related to classification and valuation.

We evaluated the Company’s accounting analysis for the Updated Services Agreements, including the determination that the Globalstar SPE should be consolidated, the interest purchased by the Customer should be accounted for as a liability, classification of certain advances as deferred revenue or debt and the identification of an embedded derivative. We evaluated the Company’s estimate of the fair value of the embedded derivative by involving valuation specialists to assess the reasonableness of the (i) valuation methodology and (ii) valuation assumptions applied including the discount rate by developing a range of independent estimates and comparing our estimates to those used by management. We tested the source information underlying the significant assumptions and estimates and the mathematical accuracy of the calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New Orleans, Louisiana
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Globalstar, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Globalstar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 28, 2025

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$391,164	$56,744
Accounts receivable, net of allowance for credit losses of $1,504 and $2,312, respectively	26,952	48,743
Inventory	10,741	14,582
Prepaid expenses and other current assets	18,714	22,584
Total current assets	447,571	142,653
Property and equipment, net	673,632	624,002
Operating lease right of use assets, net	31,835	34,164
Prepaid network costs	312,342	12,443
Derivative asset	108,799	1,295
Intangible and other assets, net of accumulated amortization of $7,625 and $12,385, respectively	136,058	109,752
Total assets	$1,710,237	$924,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,600	$34,600
Accounts payable and accrued expenses	29,677	28,985
Accrued network construction costs	15,613	58,187
Payables to affiliates	394	459
Deferred revenue, net	61,201	53,677
Total current liabilities	141,485	175,908
Long-term debt	476,822	325,700
Operating lease liabilities	26,256	29,244
Deferred revenue, net	288,171	3,213
Other non-current liabilities	418,620	11,265
Total non-current liabilities	1,209,869	369,422

Total liabilities	1,351,354	545,330

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 126,424,799 and 125,412,979 shares issued and outstanding at December 31, 2024 and 2023, respectively (1)	13	13
Additional paid-in capital (1)	2,473,564	2,438,878
Accumulated other comprehensive income	13,452	5,070
Retained deficit	(2,128,146)	(2,064,982)
Total stockholders’ equity	358,883	378,979
Total liabilities and stockholders’ equity	$1,710,237	$924,309

(1) The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock.

See accompanying notes to Consolidated Financial Statements.

(GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$237,689	$204,196	$132,068
Subscriber equipment sales	12,660	19,612	16,436
Total revenue	250,349	223,808	148,504
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	73,160	53,499	43,370
Cost of subscriber equipment sales	9,287	15,973	13,097
Cost of subscriber equipment sales - reduction in the value of inventory	327	—	8,553
Marketing, general and administrative	43,434	43,458	33,349
Stock-based compensation	35,548	22,489	10,754
Reduction in the value of long-lived assets	556	363	166,526
Depreciation, amortization and accretion	88,986	88,191	93,884
Total operating expenses	251,298	223,973	369,533
Loss from operations	(949)	(165)	(221,029)
Other (expense) income:
(Loss) gain on extinguishment of debt	(27,378)	(10,403)	2,790
Loss on equity issuance	—	(5,010)	—
Interest income and expense, net of amounts capitalized	(13,562)	(14,609)	(30,168)
Foreign currency (loss) gain	(16,609)	4,862	(6,592)
Other	(2,531)	1,730	(1,843)
Total other expense	(60,080)	(23,430)	(35,813)
Loss before income taxes	(61,029)	(23,595)	(256,842)
Income tax expense	2,135	1,123	73
Net loss	$(63,164)	$(24,718)	$(256,915)

Net loss attributable to common shareholders (Note 14)	$(73,798)	$(35,323)	$(258,252)
Net loss per common share:
Basic (1)	$(0.59)	$(0.29)	$(2.15)
Diluted (1)	(0.59)	(0.29)	(2.15)
Weighted-average shares outstanding:
Basic (1)	125,877	122,334	120,055
Diluted (1)	125,877	122,334	120,055

(1) The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock.

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(63,164)	$(24,718)	$(256,915)
Other comprehensive income (loss):
Defined benefit pension plan liability adjustment	—	—	2,073
Net foreign currency translation adjustment	8,382	(4,172)	5,279
Total other comprehensive income (loss)	8,382	(4,172)	7,352
Total comprehensive loss	$(54,782)	$(28,890)	$(249,563)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock (1)		Additional Paid-In (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – December 31, 2021	—	$—	119,769	$12	$2,146,878	$1,890	$(1,783,349)	$365,431
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	771	—	10,589	—	—	10,589
Contribution of services	—	—	—	—	188	—	—	188
Issuance and recognition of employee stock-based compensation	—	—	48	—	1,135	—	—	1,135
Common stock issued with conversion of 2013 8.00% Notes	—	—	150	—	2,548	—	—	2,548
Fair value of Warrants issued in connection with the Updated Services Agreements	—	—	—	—	48,337	—	—	48,337
Issuance of Series A Preferred Stock	149	—	—	—	105,342	—	—	105,342
Gain on extinguishment of 2019 Facility Agreement with Thermo	—	—	—	—	30,764	—	—	30,764
Other comprehensive income	—	—	—	—	—	7,352	—	7,352
Net loss	—	—	—	—	—	—	(256,915)	(256,915)
Balances – December 31, 2022	149	$—	120,738	$12	$2,345,781	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	618	—	19,287	—	—	19,287
Contribution of services	—	—	—	—	188	—	—	188
Issuance and recognition of employee stock-based compensation	—	—	59	—	1,270	—	—	1,270
Series A Preferred Dividends	—	—	—	—	(11,942)	—	—	(11,942)
Fair value of Thermo guarantees associated with 2023 Funding Agreement	—	—	—	—	8,864	—	—	8,864
Issuance of the warrant to Thermo for its guarantee associated with the 2023 Funding Agreement	—	—	—	—	5,010	—	—	5,010
Issuance of stock in connection with XCOM License Agreement	—	—	3,998	1	70,420	—	—	70,421
Other comprehensive loss	—	—	—	—	—	(4,172)	—	(4,172)
Net loss	—	—	—	—	—	—	(24,718)	(24,718)
Balances – December 31, 2023	149	$—	125,413	$13	$2,438,878	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	436	—	36,643	—	—	36,643
Contribution of services	—	—	—	—	157	—	—	157
Issuance and recognition of employee stock-based compensation	—	—	66		1,368	—	—	1,368
Series A Preferred Dividends	—	—	—	—	(10,634)	—	—	(10,634)
Issuance of stock in connection with XCOM License Agreement	—	—	510	—	7,501	—	—	7,501
Other	—	—			(349)			(349)
Other comprehensive income	—	—	—	—	—	8,382	—	8,382
Net loss	—	—	—	—	—	—	(63,164)	(63,164)
Balances – December 31, 2024	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883

(1) The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock.

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities:
Net loss	$(63,164)	$(24,718)	$(256,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	88,986	88,191	93,884
Stock-based compensation expense	35,548	22,489	10,754
Reduction in the value of long-lived assets and inventory	883	363	175,079
Noncash interest and accretion expense	6,468	14,739	30,231
Noncash portion of loss (gain) on extinguishment of debt	14,008	10,194	(2,790)
Loss on equity issuance	—	5,010	—
Noncash expenses associated with SSA, net of amortization	7,671	3,070	—
Unrealized foreign currency loss (gain)	16,663	(4,972)	6,615
Other, net	(657)	(4,026)	470
Changes in operating assets and liabilities:
Accounts receivable	26,661	12,693	(1,009)
Inventory	2,796	(4,154)	(2,380)
Prepaid expenses and other current assets	(856)	(3,235)	952
Other assets	294	610	(183)
Accounts payable and accrued expenses	(1,378)	(3,408)	(11,371)
Payables to affiliates	(65)	133	(118)
Other non-current liabilities	3,561	(53)	(2,561)
Deferred revenue	301,773	(38,585)	23,142
Net cash provided by operating activities	439,192	74,341	63,800
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 2 Service Period	(105,315)	(158,798)	(32,233)
Payments for network upgrades to support the Extended MSS Network	(131,683)	—	—
Payments of capitalized interest	(9,981)	(8,810)	—
Payments for network upgrades to support product development	(6,823)	(6,907)	(7,076)
Purchase of intangible assets	(6,768)	(1,097)	(643)
Net cash used in investing activities	(260,570)	(175,612)	(39,952)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of Customer Class B units	176,189	—	—
Proceeds from issuance of Current Debt Repayment	221,625	—	—
Principal and make-whole payment of 2023 13% Notes	(234,927)	—	—
Proceeds from 2023 Funding Agreement	37,747	117,253	—
Principal payments of 2021 Funding Agreement	(34,600)	(12,500)	—
Dividends paid on Series A Preferred Stock	(10,634)	(11,942)	—
Principal and interest payments of the 2019 Facility Agreement	—	(148,281)	(6,341)
Proceeds from 2023 13% Notes	—	190,000	—
Payments for debt and equity issuance costs	—	(8,556)	(626)
Proceeds from issuance of common stock and exercise of options	1,781	(181)	919
Net cash provided by (used in) financing activities	157,181	125,793	(6,048)
Effect of exchange rate changes on cash and cash equivalents	(1,383)	140	(22)
Net increase in cash and cash equivalents	334,420	24,662	17,778
Cash and cash equivalents, beginning of period	56,744	32,082	14,304
Cash and cash equivalents, end of period (1)	$391,164	$56,744	$32,082

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$15,666	$13,512	$—
Income taxes	1,936	333	197

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest for network upgrades	$8,113	$5,603	$12,164
Capitalized accretion of debt discount and amortization of prepaid financing costs	6,415	5,429	1,830
Accrued satellite construction assets	15,613	58,187	36,139
Fair value of common stock issued for XCOM SSA	7,500	11,887	—
Construction in progress assets acquired through XCOM SSA	6,065	2,776	—
Extended MSS Network assets acquired through Globalstar SPE	223,811	—	—
Re-characterization of 2021 Funding Agreement to debt due to 2023 amendment	—	87,950	—
Fair value of common stock issued for XCOM License Agreement	—	58,534	—
Fair value of the warrant issued to Thermo for the guarantee associated with the 2023 Funding Agreement	—	5,010	—
Satellite construction assets acquired through vendor financing arrangement	—	—	59,822
Principal amount of 2019 Facility Agreement converted into preferred equity	—	—	149,425

(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Through its global satellite network, Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including wholesale capacity services through its global satellite network and voice and data communications services to retail, business and governmental customers. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo.

Globalstar currently provides wholesale capacity services, communications products and services, terrestrial spectrum and network solutions and government services. Wholesale capacity services include satellite network access and related services using the Company's network of in-orbit satellites and ground stations ("gateways") pursuant to the Company's spectrum licenses, which the Company refers to collectively as the Globalstar System. The Company provides communications products and services to its subscribers, including voice communication and data transmissions (Commercial IoT, SPOT and Duplex). The Company also utilizes the Globalstar System for terrestrial spectrum and network solutions. Government services include strategic partnerships as well as hardware and software designs to develop specific applications operating over the Globalstar System.

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

In connection with the Updated Services Agreements, the Company performed an analysis to determine if its special purpose entity ("SPE") is a variable interest entity ("VIE"). The Company concluded that its SPE is a variable interest entity and Globalstar is the primary beneficiary of the entity. Amounts for the Globalstar SPE are consolidated. Amounts pertaining to the non-controlling interest of the Globalstar SPE are reported as a non-current liability in the Company's consolidated balance sheet. Refer to Note 2: Special Purpose Entity for further discussion.

Reverse Stock Split

On November 7, 2024. the Company's Strategic Review Committee of the Board of Directors approved a reverse stock split of the Company's issued and outstanding common stock. The reverse stock split was effectuated on February 10, 2025 at a 1-for-15 ratio. All issued and outstanding common stock, options and warrants to purchase common stock and per share amounts contained in this Report have been adjusted retroactively to reflect the change in capital structure for all periods presented. Refer to Note 17: Common Stock for further discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. Cash deposited in institutional money market funds, regular interest-bearing depository accounts and non-interest-bearing depository accounts are classified as cash and cash equivalents on the accompanying consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents consists primarily of highly liquid short-term investments deposited with financial institutions that are of high credit quality.

The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. For the year ended December 31, 2024, the Company's wholesale capacity customer under the Updated Services Agreements was responsible for 58% of the Company's revenue and 40% of the Company's total receivable balance. Additionally, one of the Company's value added resellers was responsible for 21% of the Company's total receivable balance; however, this customer was responsible for less than 10% of the Company's revenue. No other customers were responsible for more than 10% of the Company's revenue or accounts receivable balance.

Accounts Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. Accounts receivable are uncollateralized, without interest, and consist of receivables from the sale of services and equipment. The Company also may act as an agent to procure goods and perform services under the Updated Services Agreements. Payment is generally due within 45 days of the invoice date for this customer. For service, payment is generally due from subscribers within thirty days of the invoice date and for equipment customers, payment is generally due within thirty to sixty days of the invoice date, or, for some customers, may be made in advance of shipment.

The Company performs ongoing credit evaluations of its customers and impairs receivable balances by recording specific allowances for credit losses based on factors such as customer credit ratings, supportable and reasonable current trends, the length of time the receivables are past due and historical collection experience. The Company believes that historical collection experience is the most reasonable basis for predicting future performance. One type of the Company’s contract assets is customer receivables and, as such, historical delinquency percentages are generally consistent over time. The estimate of the allowance for subscriber credit losses is computed using aging schedules by type of revenue (service and subscriber equipment), by product (Commercial IoT, SPOT, Duplex and XCOM RAN) and by country. As discussed above, accounts receivable are considered past due in accordance with the contractual terms of the applicable arrangements. The Company applies a loss rate to its portfolio of subscriber trade receivables based on past-due status and records an allowance for credit losses, which represents the expected losses of those trade receivables over their estimated contractual life. The estimated life varies by service and product type. Allowances are generally recorded for all aging categories of outstanding receivables, including those in the current category. Accounts receivable balances that are determined likely to be uncollectible are included in the allowance for credit losses. After attempts to collect a receivable have failed, the receivable is written off against the allowance. The estimate of the allowance for credit losses on wholesale capacity receivables is based primarily on customer payment history and credit rating. The Company believes that the risk of loss is extremely remote for this category of outstanding receivables.

The following is a summary of the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$2,312	$2,892	$2,962
Provision, net of recoveries	(419)	519	1,087
Write-offs and other adjustments	(389)	(1,099)	(1,157)
Balance at end of period	$1,504	$2,312	$2,892

Inventory

Inventory consists primarily of purchased products, including subscriber equipment devices, which work on the Company’s network, as well as component parts and other chips used in the manufacture of subscriber equipment devices. Inventory is stated at the lower of cost or net realizable value. Cost is computed using the first-in, first-out (FIFO) method. Inventory write downs are evaluated at the product level and measured as the difference between the cost of inventory and the net realizable value. Write downs are recorded as a "cost of subscriber equipment sales - reduction in the value of inventory" in the Company’s Consolidated Financial Statements. Product sales and returns from the previous 12 months and future demand forecasts are reviewed and excess and obsolete inventory is written off, as applicable.

The Company wrote down the value of inventory by $0.3 million for the year ended December 31, 2024 primarily resulting from obsolete inventory for component parts that can no longer be used in production of current devices. The Company did not record any significant write downs of inventory for the year ended December 31, 2023. For the year ended December 31, 2022, the Company wrote down the value of inventory by $8.6 million after adjusting for changes in net realizable value resulting from the decision to no longer sell second-generation Duplex devices.

The following is a summary of the components of the Company's inventory balance (in thousands):

	As of December 31,
	2024	2023
Finished goods	$7,254	$11,120
Raw materials	3,785	3,548
Inventory reserve	(298)	(86)
Total	$10,741	$14,582

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites (the “Space Component”), primary and backup control centers, gateways (the “Ground Component”) and spectrum licenses. Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the design, manufacture, test and launch of the Company’s Space and Ground Components are capitalized and include direct costs of third party suppliers and contractors, internal personnel as well as equipment and materials. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. Generally, when a satellite is incorporated into the constellation, the Company begins depreciation on the date the satellite is placed into service, which typically is the point that the satellite reaches its orbital altitude, over its estimated depreciable life. In June 2022, the Company launched an on-ground spare satellite. The costs associated with the construction and launch of this spare satellite were placed into service after its successful launch since this satellite is expected to remain as an in-orbit spare and will only be raised to its operational orbit at a future date if needed.

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

In general, depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Space Component (Second-Generation Satellites) - 15 years from the commencement of service
Ground Component - 7 to 15 years from commencement of service
Software, Facilities & Equipment - 3 to 10 years
Buildings - 25 years
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

The Company’s existing leases have remaining lease terms of less than 1 year to 17 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its consolidated balance sheet.

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

Derivative Instruments

Upon inception of a contract, the Company evaluates if the contract contains a derivative instrument. The Company has financing arrangements that are hybrid instruments that contain embedded derivative features. Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet and are measured at fair value with gains or losses recognized in earnings. The Company determines the fair value of derivative instruments based on available market data and assumptions developed by management using appropriate valuation models.

Deferred Financing Costs

Deferred financing costs are those costs directly incurred in issuing long-term debt or equity financing. Costs associated with obtaining long-term debt are amortized as additional interest expense over the expected term of the corresponding instrument and are recorded on the Company's consolidated balance sheet as a reduction in the carrying amount of the related debt liability. The Company classifies deferred financing costs consistent with the classification of the related debt outstanding at the end of the reporting period.

Fair Value of Financial Instruments

The Company believes it is not practicable to determine the fair value of certain of its debt agreements on a recurring basis without incurring significant additional costs. Unlike typical long-term debt, certain terms for its debt agreements cannot readily be compared to other debt instruments and their valuation generally involves a variety of factors, including due diligence by the debt holders. The 2024 Current Debt Repayment is recorded at fair value as the debt was issued at rates consistent with the market rates upon issuance.

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

Gain/Loss on Extinguishment of Debt

Gain or loss on extinguishment of debt generally is recorded upon an extinguishment of a debt instrument or early payment of debt. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt financing costs, debt discount and any derivative instruments, and is recorded as an extinguishment gain or loss in the Company’s consolidated statement of operations.

Revenue Recognition and Deferred Revenue

Revenue consists primarily of revenue generated from providing satellite network access and related services utilizing the Globalstar System, satellite voice and data service revenue, revenue generated from the sale of fixed and mobile devices, and revenue from providing engineering and other communication services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Each type of revenue has a separate performance obligation with distinct deliverables and is therefore accounted for discretely. Revenue is measured based on the consideration specified in a contract with a customer, adjusted for credits and discounts, as applicable, and is recognized when the Company satisfies a performance obligation by transferring control over a product or service to a customer.

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

The Company issued warrants to the Customer (the "Warrants") to purchase shares of Globalstar common stock which are exercisable in accordance with the amended terms in the Updated Services Agreements; the Warrants were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the Warrants is noncash consideration payable to a customer which represents a reduction of the transaction price and, therefore, of revenue. As of December 31, 2024 and 2023, this contract asset was $43.7 million and $46.7 million, respectively, and is netted against the associated contract liability, which is recorded in short-term and long-term deferred revenue on the Company's consolidated balance sheet. The value of the contract asset is amortized as a reduction to revenue over the period in which the Company commences its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the year ended December 31, 2024 and 2023, the Company reduced revenue by $2.4 million and $2.6 million, respectively, associated with the amortization of the fair value of the noncash consideration.

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

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. For certain payments associated with services provided under the Updated Services Agreements, the length of time between receipt of payment by the Customer and transfer of services by the Company was greater than one year. Accordingly, payments made by the Customer included a significant financing component. The Company accreted interest expense using the effective interest rate method over the period in which these advance payments were outstanding. The rate in which interest is computed is based on rates implicit in the Updated Services Agreements. For the Company's subscriber contracts, transactions with a significant financing component are infrequent as the time between cash collection and performance is generally less than one year.

The following describes the principal activities from which the Company generates its revenue.

Wholesale Capacity Service Revenue. The Company provides wholesale capacity services. The Company allocates the transaction price under the Updated Services Agreements to each performance obligation generally in proportion to their relative stand-alone selling prices. Revenue is recognized when the performance obligations are performed, the timing of which may involve complex judgements by management. For certain performance obligations, the Company recognizes revenue using the percentage of completion method, measured as the percentage of costs incurred to total estimated costs for such performance obligation. Although the Updated Services Agreements have no expiration date, the Company estimated its contract term based on the useful life of its existing satellite network and the expected useful life of the new satellite network under construction.

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

 Equipment Revenue. Equipment revenue represents subscriber device sales, Commercial IoT and SPOT products and accessories as well as fixed and mobile user terminals. The Company recognizes revenue upon shipment provided control has transferred to the customer. Indicators of transfer of control include, but are not limited to; 1) the Company’s right to payment, 2) the customer has legal title of the equipment, 3) the Company has transferred physical possession of the equipment to the customer or carrier, and 4) the customer has significant risks and rewards of ownership of the equipment. The Company sells equipment designed to work on its network through various channels, including through partners as well as direct to consumers or other businesses by its global sales team and through its e-commerce website. The sales channel depends primarily on the type of equipment and geographic region. Promotional rebates are offered from time to time. A reduction to revenue is recorded to reflect the lower transaction price based on an estimate of the customer take rate at the time of the sale using primarily historical data. This estimate is adjusted periodically to reflect actual rebates given to the Company’s customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of subscriber equipment sales.

Government and Other Service Revenue. Government and other service revenue includes revenue generated primarily from terrestrial spectrum and network solutions as well as certain governmental and engineering service contracts. The revenue associated with these engineering services is generally recorded over time as the services are rendered, and the Company's obligation to the customer is satisfied.

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

Stock-Based Compensation

The Company recognizes compensation expense in the financial statements for both employee and non-employee share-based awards based on the grant date fair value of those awards and accounts for forfeitures as they occur. Restricted stock awards and units are valued using the stock price on the grant date. Market-based awards are valued using a Monte-Carlo simulation model on the grant date.

Compensation cost associated with awards with market-based vesting conditions is recognized on a straight-line basis over the requisite service period for each stock price target within the grant, which is the lesser of the derived service period or the explicit service period if one is present. If the market condition is satisfied prior to the end of the requisite service period, the Company will accelerate all remaining expense to be recognized. Compensation cost associated with share-based awards with a performance condition that affects vesting is recorded if and when the performance condition is probable of achievement.

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, except in certain scenarios, including when the subsidiary operates in a hyperinflationary economy, such as Argentina. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. For 2024, 2023 and 2022, the foreign currency translation adjustments were net gains of $8.4 million, net losses of $4.2 million and net gains of $5.3 million, respectively. Foreign currency transaction gains/losses were approximately net losses of $16.6 million, net gains of $4.9 million and net losses of $6.6 million for each of 2024, 2023, and 2022, respectively.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of the Company's gateway long-lived assets are measured at fair value and recorded as a liability. As of December 31, 2024 and 2023, the Company had accrued approximately $2.9 million and $3.0 million, respectively, for asset retirement obligations. There were no new asset retirement obligations established and no significant settlements during 2024. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under site leases to remove its gateway equipment and restore the lease sites to their original condition.

Warranty Expense

Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. Warranty costs are based on historical trends in warranty charges as a percentage of gross product shipments.

Research and Development Expenses

Research and development costs were $6.5 million, $1.4 million and $0.5 million for 2024, 2023 and 2022, respectively. During 2024 and 2023, research and development costs increased resulting from costs incurred pursuant to the SSA under the License Agreement. Research and development costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including the foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. For each of the years ended December 31, 2024 and 2023, the change in "Accumulated other comprehensive income" resulted from foreign currency translation adjustments; no amounts were reclassified out of "Accumulated other comprehensive income" during these periods.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In periods of net income, the numerator used to calculate diluted EPS includes the effect of dividends attributable to preferred shareholders. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair values of identifiable assets and liabilities acquired. Goodwill is not amortized in accordance with the requirements of ASC 350. Goodwill is required to be allocated amongst reporting units and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. All of the Company's goodwill is assigned to Globalstar's MSS business, its only reportable segment.

Goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company completed its annual goodwill impairment test on November 30, 2024 and determined there was no impairment as of that date. Additionally, the Company is not aware of any triggering events. The Company's goodwill impairment test is prepared using a qualitative assessment and, if necessary, a quantitative goodwill impairment test. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to measure and record an impairment loss. If a goodwill impairment test is necessary, the fair value of the reporting unit, which is determined using an income approach based on the present value of discounted cash flows, is compared to its carrying value, which includes goodwill. If the carrying value of the reporting unit exceeds its fair value, the difference is recognized as an impairment loss.

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

Intangible Assets Subject to Amortization

The Company's intangible assets that do not have indefinite lives are amortized over their estimated useful lives. For information related to each major class of intangible assets, including accumulated amortization and estimated average useful lives, see Note 6: Intangible and Other Assets to the Consolidated Financials. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an indicator is present, the Company would measure recoverability by comparing the carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is not recoverable, the undiscounted cash flows do not exceed the carrying amount and the carrying amount would be adjusted down to its fair value.
Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company capitalizes incremental costs to obtain and/or fulfill a contract to the extent it expects to recover them. For subscriber-driven contracts, these capitalized contract acquisition costs primarily include deferred subscriber acquisition costs and are amortized consistently with the pattern of transfer of the good or delivery of the service to which the asset relates. For wholesale capacity services, the Company capitalizes certain costs incurred by the Company prior to the customer benefiting from the service. If a contract terminates prior to the end of its expected life, the remaining capitalized contract costs associated with it becomes impaired and the amount is expensed.

For subscriber-driven revenue, total contract acquisition costs were $0.9 million and $1.2 million as of December 31, 2024 and 2023, respectively, and are recorded in "Intangible and other assets" on the Company's consolidated balance sheet. These costs are amortized to marketing, general and administrative expenses over the estimated completion of the contract term, which is three years and considers anticipated contract renewals. For the years ended December 31, 2024, 2023 and 2022, the amount of amortization related to contract acquisition costs was $0.6 million, $0.7 million and $1.2 million, respectively.

For wholesale capacity services, total costs to fulfill the customer contract associated with the Updated Services Agreements were $5.3 million and $5.7 million as of December 31, 2024 and 2023, respectively, and are recorded in "Intangible and other assets" on the Company's consolidated balance sheet. These costs are amortized to cost of services and marketing, general and administrative expenses over the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the years ended December 31, 2024, 2023 and 2022, the amount of amortization related to costs to fulfill a contract was $0.3 million, $0.4 million and $0.1 million, respectively.

Advertising Expenses

Advertising costs were $3.0 million, $2.8 million and $2.0 million for 2024, 2023, and 2022, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates qualitative and quantitative disclosures for the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company adopted this standard when it became effective on January 1, 2025. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company plans to adopt this standard when it becomes effective on January 1, 2027. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures in this ASU. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for its fiscal year end December 31, 2024 disclosures. For further discussion, refer to Note 16: Segment Reporting.

2. SPECIAL PURPOSE ENTITY

The Company is the operator for certain satellite-enabled services (the "Services") offered by Apple Inc. (the "Customer") pursuant to a service agreement (the “Service Agreement”) and certain related ancillary agreements (such agreements, together with the Service Agreement, the “Service Agreements”) for the Phase 1 Service Period and Phase 2 Service Period (as defined below). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022.

As more fully described in the Company's Current Report on Form 8-K filed with the Commission on November 1, 2024, the Company and the Customer agreed to make certain amendments to the Service Agreements and entered into other related agreements (collectively, the “Updated Services Agreements”) for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the “Extended MSS Network”) for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the “Globalstar SPE”), a VIE, and (ii) operated by the Company. The Updated Services Agreements were effective upon the closing on November 5, 2024 (the "Closing Date"). The Customer has prepaid, and is required, subject to certain conditions, to continue to prepay for, certain services to be delivered by the Company to the Customer’s end users who will utilize the Extended MSS Network under the Updated Services Agreements and is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the existing Globalstar System ("Phase 1 Service Period"), 2) future Services provided over new satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the launch of such satellites in 2025, and 3) future Services provided over the Extended MSS Network.

The table below includes the assets of the Globalstar SPE as of December 31, 2024 (amounts in thousands):

As of December 31,
2024
Assets
Cash and cash equivalents	$45,776
Property and equipment, net	58,917
Prepaid network costs	289,639
Intangibles and other asset, net	11,674
Total Assets	$406,006

Customer Class B Units

The Customer has purchased 400,000 Class B Units in the Globalstar SPE (the “Customer Class B Units”), representing a 20% equity interest, for $400 million, which was paid on the Closing Date. The Globalstar SPE holds and administers, or will administer in the future, certain spectrum licenses, satellites, ground stations and other network assets for use by the Company and to enable and provide services to the Customer pursuant to the Updated Services Agreements. The Globalstar SPE will not have commercial operations.

The Company has an 80% equity ownership in the Globalstar SPE, representing 1,600,000 Class A Units. The Company's 80% ownership in the Globalstar SPE exposes it to residual profit or loss of the Globalstar SPE and Globalstar will absorb any expense variability of the entity. The Company has power over the most significant activity of the Globalstar SPE and is exposed to losses and benefits of the Globalstar SPE through its equity interest. The Company assessed the accounting considerations pursuant to ASC 810: Consolidation, and concluded that it is the primary beneficiary of the VIE and consolidated the Globalstar SPE into the financial statements appearing in this Report. Based on the redemption provision and other characteristics of the arrangement, the Company recorded the total equity contributions from the Customer of $400 million as equity on the Globalstar SPE financial statements and a non-current liability on the Company's consolidated balance sheet. The initial minority investment in the Globalstar SPE included $224 million of in-kind contributions from the Customer and $176 million in cash contributions. The in-kind contributions included $177 million of long-lead items (recorded to "Prepaid network costs"), $24 million of satellite construction in progress assets (recorded to "Property and equipment, net"), $11 million of ground network construction in progress assets (recorded to "Property and equipment, net"), and $12 million of intangible licensing work in progress assets (recorded to "Intangible and other assets, net").

Extended MSS Network Prepayments

The Updated Services Agreements provide that the Customer will make cash prepayments to the Company for capital expenditures in connection with the Extended MSS Network. These prepayments consist of: (1) an infrastructure prepayment (the “Infrastructure Prepayment”) of up to $1.1 billion, which is to be funded quarterly over the construction period of the satellites to be used in the Extended MSS Network, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) the amount necessary for the Company to fully retire its 2023 13% Notes (the "Current Debt Repayment"). The 2023 13% Notes were repaid in full on the Closing Date. The terms of the Infrastructure Prepayment and the Current Debt Repayment are contained within one prepayment agreement (the “2024 Prepayment Agreement”). The Company expects to fully payoff the 2024 Prepayment Agreement and to redeem the Customer Class B Units within the design useful life of the new satellites. The Company expects that such amounts payable to the Customer will be fully set off with amounts payable by the Customer.

Infrastructure Prepayment

During 2024, the Company received $278 million from the Customer pursuant to the Infrastructure Prepayment. The Company recorded these prepayments as deferred revenue as they represent the Company’s obligation to transfer future services to Customer. The deferred revenue associated with the Infrastructure Prepayment will be earned as revenue as services are performed. A portion of the Infrastructure Prepayment accrues fees that will be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network.

Current Debt Repayment

On the Closing Date, the Company received $235 million from the Customer pursuant to the Current Debt Repayment, representing the amount necessary to retire the Company's outstanding 2023 13% Notes. Refer to Note 7: Long-Term Debt and Other Financing Arrangements for further discussion.

Service Fees

As consideration for the satellite services provided for in the Updated Services Agreements, the incremental service fees due from the Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred for the provision of such services, and performance bonuses. Payment of a portion of these fees is subject to the satisfaction of certain licensing, service levels and milestone achievements. Additionally, the Updated Services Agreements also provide for other service fees of $30 million annually to be accelerated, such accelerated payments are expected to begin in the first quarter of 2025.

Other

In connection with the Updated Services Agreements, the Company entered into a launch services agreement with SpaceX for the new satellites that will be procured for the Extended MSS Network. Refer to Note 10: Commitments and Contingencies for further discussion.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Service revenue:
Wholesale capacity services	$145,299	$109,067	$34,913
Subscriber services
Commercial IoT	26,245	22,867	19,516
SPOT	41,140	44,184	45,670
Duplex	20,156	25,932	29,222
Government and other services	4,849	2,146	2,747
Total service revenue	237,689	204,196	132,068

Total subscriber equipment sales	12,660	19,612	16,436

Total revenue	$250,349	$223,808	$148,504

Wholesale capacity services revenue includes revenue associated with the Updated Services Agreements. As consideration for the services to be provided by Globalstar under the Updated Services Agreements, payments include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria.

Government and other services revenue includes engineering and other communication services, such as terrestrial spectrum and network services, government service contracts and teleport lease arrangements. The Company's largest network services agreement is with a government services company to utilize the Company's satellite network for a mission critical service for government applications.

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

The following table discloses revenue disaggregated by geographical market (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Service revenue:
United States	$206,402	$170,621	$99,735
Canada	12,873	16,058	17,421
Europe	6,529	6,856	6,428
Central and South America	11,329	9,978	7,961
Others	556	683	523
Total service revenue	237,689	204,196	132,068

Subscriber equipment sales:
United States	$6,654	$8,599	$7,981
Canada	1,077	5,153	4,740
Europe	3,292	2,985	1,870
Central and South America	1,633	2,863	1,793
Others	4	12	52
Total subscriber equipment sales	12,660	19,612	16,436

Total revenue	$250,349	$223,808	$148,504

Accounts Receivable

The Company's receivable balances by type and classification are presented in the table below net of allowance for credit losses and may include amounts related to earned but unbilled receivables (amounts in thousands):

	As of December 31,
	2024	2023
Accounts receivable, net of allowance for credit losses
Subscriber and other accounts receivable	$14,829	$14,474
Wholesale capacity accounts receivable	12,123	34,269
Total accounts receivable, net of allowance for credit losses	$26,952	$48,743

The Company entered into a satellite procurement agreement and a launch services agreement to support the Phase 2 Service Period. The new satellites purchased under the satellite procurement agreement are intended to replenish the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Services Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis once the satellites are successfully utilized to provide services for the Phase 2 Service Period. Based on construction in progress incurred by Globalstar, amounts expected to be billed by the Company associated with this phase of the Service Agreements were $236.9 million as of December 31, 2024 related to Phase 2.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom it has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of December 31,
	2024	2023
Short-term contract liabilities
Subscriber and other contract liabilities	$19,710	$22,816
Wholesale capacity contract liabilities, net of contract asset	41,491	30,861
Total short-term contract liabilities	$61,201	$53,677
Long-term contract liabilities
Subscriber and other contract liabilities	$1,431	$1,632
Wholesale capacity contract liabilities, net of contract asset	286,740	1,581
Total long-term contract liabilities	$288,171	$3,213
Total contract liabilities	$349,372	$56,890

For subscriber contract liabilities, the amount of revenue recognized during the years ended December 31, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $17.4 million and $19.6 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the years ended December 31, 2024 and 2023 from performance obligations included in the contract liability balance at the beginning of these periods was $34.1 million and $44.1 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized into revenue over various periods driven by when the customer is expected to benefit from the obligation.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of December 31,
	2024	2023
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (1)	$12,247	$16,104
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	21,914	23,673
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	8,950	14,204
Advanced payments for the Phase 1 Service Period fee, service-related operating expenses and capital expenditures and other services	27,664	19,907
Advance payments made for the Extended MSS Network (See Note 2: Special Purpose Entity)	278,043	—
Additional consideration associated with the Updated Services Agreements (2)	7,288	—
Other advanced payments associated with future performance obligations	15,795	5,219
Contract asset (3)	(43,670)	(46,665)
Wholesale capacity contract liabilities, net	$328,231	$32,442

(1)Includes additional consideration associated with the below-market interest rates within the 2021 and 2023 Funding Agreements. This consideration will be recognized over the estimated Phase 1 and Phase 2 Service Periods.
(2)Includes additional consideration totaling $4.4 million associated with the fee reduction mechanism embedded in the Current Debt Repayment and a portion of the 2024 Prepayment Agreement, as well as an estimate of the significant financing component totaling $2.9 million within these agreements. It is anticipated that this consideration will be recognized over the estimated term of the Current Debt Repayment and services provided over the Extended MSS Network.
(3)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheet. The fair value of the warrants is recorded as a reduction to revenue over time.

4. LEASES

The following tables disclose the components of the Company’s operating leases (amounts in thousands):

	As of December 31,
	2024	2023
Operating leases:
Right-of-use asset, net	$31,835	$34,164

Short-term lease liability (recorded in accrued expenses)	4,251	3,004
Long-term lease liability	26,256	29,244
Total operating lease liabilities	$30,507	$32,248

Finance leases are not significant to the Company's financial statements as of December 31, 2024 and 2023.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022

Operating lease cost (1)	$6,360	$5,576	$4,306
Short-term lease cost	315	862	498
Total lease cost	$6,675	$6,438	$4,804
(1)Includes sublease income.

Amortization and interest associated with finance leases were less than $0.1 million in total for the years ended December 31, 2024, 2023 and 2022; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for finance and operating leases:

	As of December 31,
	2024	2023

Weighted-average lease term
Finance leases	3.4 years	3.7 years
Operating Leases	8.3 years	9.8 years

Weighted-average discount rate
Finance leases	9.5%	10.2%
Operating leases	8.7%	8.6%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Year Ended December 31,
	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,388	$5,853	$5,299

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the years ended December 31, 2024, 2023 and 2022; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of December 31, 2024 (amounts in thousands):

	Operating Leases	Finance Leases

2025	$6,696	$39
2026	6,214	39
2027	5,645	32
2028	5,577	17
2029	3,856	1
Thereafter	15,217	—
Total lease payments	$43,205	$128
Imputed interest	(12,698)	(18)
Discounted lease liability	$30,507	$110
In connection with the Extended MSS Network, the Company will likely enter into additional operating leases in the future, the amount and timing of such leases is unknown and excluded from the table above.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2024	2023
Globalstar System:
Space component	$1,167,332	$1,230,975
Ground component	102,717	106,757
Construction in progress:
Space component	357,825	240,732
Ground component	20,545	6,814
Other	8,727	9,574
Total Globalstar System	1,657,146	1,594,852
Internally developed and purchased software	24,309	23,310
Equipment	14,904	11,905
Land and buildings	3,222	2,677
Leasehold improvements	2,180	2,147
Total property and equipment	1,701,761	1,634,891
Accumulated depreciation	(1,028,129)	(1,010,889)
Total property and equipment, net	$673,632	$624,002

The Company has an agreement with MDA for the purchase of new satellites that are intended to replenish the Company's HIBLEO-4 U.S.-licensed system. The Company also has an agreement with SpaceX providing for the launch of the first set of satellites under the agreement with MDA. The Company also has agreements with MDA and SpaceX to support the Extended MSS Network. Refer to Note 10: Commitments and Contingencies for further discussion of these agreements. As of December 31, 2024, for the HIBLEO-4 replacement satellites, the Company has incurred $224.3 million and $23.6 million for milestones completed under these agreements with MDA and SpaceX, respectively. As of December 31, 2024, for the Extended MSS Network, the Company has incurred $17.3 million for milestones completed under the agreement with SpaceX.These costs, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

As discussed in Note 2: Special Purpose Entity, the Customer contributed certain assets to the Globalstar SPE, which are included in the table above.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest costs eligible to be capitalized	$46,527	$39,143	$45,609
Interest costs recorded in interest income (expense), net	(14,388)	(15,271)	(29,836)
Net interest capitalized	$32,139	$23,872	$15,773

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation Expense	$87,917	$87,213	$85,475

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Amortization Expense	$1,068	$978	$8,409

During 2022, the Company wrote down the value of certain second-generation ground assets, including intangible assets. Accordingly, the amortization expense decreased after 2022 associated with these assets.

Geographic Location of Property and Equipment

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Property and equipment:
North America	$636,816	$581,535
Central and South America	13,629	16,122
Africa	10,736	12,379
Asia Pacific	10,468	11,411
Europe	1,983	2,555
Total property and equipment	$673,632	$624,002
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

The gross carrying amount and accumulated amortization of the Company's intangible assets consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization	$17,070	$—	$17,070	$16,929	$—	$16,929

Intangible Assets Subject to Amortization:
Developed technology	$35,798	$(5,552)	$30,246	$12,170	$(8,235)	$3,935
Regulatory authorizations	9,384	(2,073)	7,311	5,370	(1,850)	3,520
Intellectual property assets in progress	7,406	—	7,406	25,980	—	25,980
Other intangible assets in progress	23,172	—	23,172	10,289	—	10,289
	$75,760	$(7,625)	$68,135	$53,809	$(10,085)	$43,724

Total	$92,830	$(7,625)	$85,205	$70,738	$(10,085)	$60,653

For the year ended December 31, 2024, the Company recorded amortization expense on these intangible assets of $3.6 million. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. During 2024, additions to intangible assets included primarily efforts associated with the development of XCOM technology as well as efforts to obtain regulatory authorizations for Globalstar and licensing work associated with the Globalstar SPE. During 2024, the Company wrote off certain of its fully amortized assets, which reduced the gross carrying amount and accumulated amortization reflected in the table above.

Excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2024, total estimated annual amortization of intangible assets is as follows (in thousands):

2025	$4,614
2026	4,565
2027	4,500
2028	3,995
2029	3,744
Thereafter	16,139
Total	$37,557

Goodwill

As of December 31, 2024, the carrying amount of goodwill was $30.6 million and is associated with the Company's only operating segment, its MSS business. Goodwill is deductible for tax purposes. This goodwill was recorded during 2023 in connection with entering into the intellectual property license agreement with XCOM Labs, Inc. and represented the excess of the purchase price of the net identifiable assets acquired. The Company's annual goodwill impairment test during 2024 indicated that it was more likely-than-not that the estimated fair value of the reporting unit exceeded the carrying value of goodwill.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Costs to obtain and fulfill a contract (Note 1)	$6,271	$6,886
Long-term accounts receivable	3,517	5,094
International tax receivables (Note 13)	6,666	2,791
Other long-term assets	3,774	3,703
Total other assets	$20,228	$18,474

Long-term accounts receivable represents an unconditional right to consideration for equipment delivered to one customer that will be billed over the next five years; the long-term portion represents the amount that will be billed beyond the next twelve months. Other long-term assets include primarily ERP implementation costs, recoverable tariffs and long-term deposits.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2024			December 31, 2023
	Principal Amount	Unamortized Debt Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Discount and Deferred Financing Costs	Carrying Value
Current Debt Repayment	$221,625	$107,176	$328,801	$—	$—	$—
2023 Funding Agreement	155,000	(11,031)	143,969	117,253	(15,433)	101,820
2021 Funding Agreement	40,850	(2,198)	38,652	75,450	(6,888)	68,562
2023 13% Notes	—	—	—	205,958	(16,040)	189,918
Total debt	417,475	93,947	511,422	398,661	(38,361)	360,300
Less: current portion	34,600	—	34,600	34,600	—	34,600
Long-term debt	$382,875	$93,947	$476,822	$364,061	$(38,361)	$325,700

The principal amounts shown above included payment of in-kind interest for the 2023 13% Notes. The carrying value is net of deferred financing costs and any discounts to the loan amounts at issuance, including accretion. As of December 31, 2024, the current portion of long-term debt relates to the 2021 Funding Agreement and represents the amounts to be paid under the Updated Services Agreements (as previously defined) through fee offsets from the Customer during the next twelve months.

Current Debt Repayment

As discussed in Note 2: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million for the Company to retire its outstanding 2023 13% Notes. The Current Debt Repayment is expected to be recouped against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The Current Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The Current Debt Repayment accrues annual fees, which may be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. The balance accrued for these fees is included in long-term deferred revenue on the Company's balance sheet (refer to Note 3: Revenue for further discussion).

On the issuance date, the Company recorded the Current Debt Repayment at fair value of $331.2 million. The difference between the principal amount of the Current Debt Repayment and the fair value was $109.6 million and was recorded as a debt premium. Additionally, the Company was required to bifurcate the fair value of the interest reduction mechanism and record a derivative liability upon issuance equal to the debt premium. The Company will amortize the premium as an offset to interest expense over the loan term using the effective interest rate method. Refer to Note 8: Derivatives and Note 9: Fair Value Measurements for further discussion on the embedded derivative bifurcated from the Current Debt Repayment.

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company intends to use to fund 50% of the amounts due under its 2022 agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of satellites purchased under such agreement. As of December 31, 2024, payments under the 2023 Funding Agreement totaled $155.0 million, of which $37.7 million was received during 2024.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be recouped from amounts payable under the Service Agreements beginning in the third quarter of 2026 (as amended in the Updated Services Agreements) and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees is included in "Other non-current liabilities" on the Company's balance sheet (refer to Note 11: Accrued Expenses and Other Non-Current Liabilities for further discussion).

For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments. The Company’s obligations under the 2023 Funding Agreement are secured by a first priority lien over substantially all of the assets of the Company and its domestic subsidiaries. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Updated Services Agreements. See further discussion regarding Thermo's guarantee in Note 12: Related Party Transactions.

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount, which is netted against the face value of the 2023 Funding Agreement, for the difference between the fair value of the debt and the proceeds received and accretes this debt discount to interest expense through the maturity date using an effective interest rate method.

Prior to the amendment in October 2024, prepayment features were included in the 2023 Funding Agreement and required bifurcation from the debt and were valued separately. Refer to Note 8: Derivatives and Note 9: Fair Value Measurements for further discussion on the compound embedded derivative bifurcated from the 2023 Funding Agreement.

The table below outlines the components of the draws made under the 2023 Funding Agreement at funding (amounts in thousands):

	April 2023	November 2023	February 2024
Principal	$87,730	$29,523	$37,747
Debt Discount - Thermo Guarantee	(6,897)	(1,967)	—
Debt Discount - Customer Relationship	(4,509)	(3,290)	(572)
Debt (Discount) Premium - Embedded Derivative	(341)	49	—
Fair Value at Issuance	$75,983	$24,315	$37,175

After the effectiveness of the Thermo Guarantee in December 2023, no debt discount was attributed to the allocation of the fair value of the draw. Additionally, there was no significant discount for the February 2024 draw and, therefore, no embedded derivative required bifurcation.

2021 Funding Agreement

During 2021, the Company received payments under the amended 2021 Funding Agreement totaling $94.2 million. The Company's obligations under the 2021 Funding Agreement are secured by a first-priority lien in substantially all of the assets of the Company and its domestic subsidiaries. The debt discount associated with the 2021 Funding Agreement is accreting to interest expense through the maturity date using an effective interest rate method. No interest accrues on amounts outstanding under the 2021 Funding Agreement. During 2024, $34.6 million was recouped pursuant to the terms of the 2021 Funding Agreement.

2023 13% Notes

In 2023, the Company sold $200.0 million in aggregate principal amount of non-convertible 13% Senior Notes due 2029 (the “2023 13% Notes”).

Pursuant to the Updated Services Agreements, the Company paid off the outstanding principal balance of the 2023 13% Notes in November 2024 with cash from the 2024 Prepayment Agreement. The payoff of the 2023 13% Notes included the aggregate principal amount outstanding of $219.6 million, accrued interest of $4.1 million and make-whole fees of $13.3 million. The principal and accrued interest amount of $223.7 million included the accrual of PIK interest added to the principal amount outstanding prior to pay down totaling $21.6 million. The Company recorded a loss on extinguishment of debt of $27.4 million on its consolidated statements of operations, resulting from the unamortized debt discount and deferred financing costs of the 2023 13% Note prior to extinguishment as well as the make-whole fees at pay down.

Prior to being paid off, the 2023 13% Notes bore interest at a rate of 13.00% per annum payable semi-annually in arrears. Pursuant to the Service Agreements, the Company paid cash interest on the 2023 13% Notes at a rate of 6.5% per annum and PIK interest at a rate of 6.5% per annum. In March and September 2024, the Company made interest payments totaling $13.4 million and $13.8 million, respectively, of which $6.7 million and $6.9 million, respectively, was paid in cash and

$6.7 million and $6.9 million, respectively, was paid-in-kind, which increased the principal balance outstanding under the 2023 13% Notes.

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

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2024, the Company paid dividends approved by the Company's Board of Directors totaling $10.6 million.

Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock. The holders of the Series A Preferred stock have customary liquidation preferences.

Debt maturities
Annual debt maturities for each of the five years following December 31, 2024 and thereafter are as follows (in thousands):

2025	$34,600
2026	19,790
2027	57,176
2028	77,953
2029	68,663
Thereafter	159,293
Total	$417,475

Amounts in the above table are calculated based on amounts outstanding at December 31, 2024, and therefore exclude future draws pursuant to the 2023 Funding Agreement and assume recoupments as scheduled under the 2021 and 2023 Funding Agreements and the Current Debt Repayment.

8. DERIVATIVES

The Company has identified various embedded derivatives resulting from certain features in the Company’s borrowing arrangements, requiring recognition on its consolidated balance sheet. None of these derivative instruments are designated as a hedge. Derivative liabilities are recorded in "Other non-current liabilities" or "Intangible and other assets" on the Company's consolidated balance sheet. The fair value of each embedded derivative is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations and consolidated statements of cash flows as a non-cash operating activity.

The instruments and related features embedded in the debt instruments that are required to be accounted for as derivatives are described below. See Note 9: Fair Value Measurements to the Consolidated Financial Statements for further discussion.

Embedded Derivative within the Current Debt Repayment

The terms of the Current Debt Repayment contains an interest reduction mechanism that is required to be bifurcated and recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt premium that is added to the principal amount of the Current Debt Repayment. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuate based on projected cash flows, the derivative value is adjusted.

Upon issuance, the Company recorded the fair value of the embedded derivative, totaling $109.6 million, as a derivative asset. As of December 31, 2024, the fair value of the embedded derivative was $108.8 million. During the fourth quarter of 2024, the Company recorded an offset to derivative gain (loss) resulting from this mark-to-market adjustment, which was reflected in "Other" in the Company’s consolidated statement of operations.

Embedded Derivatives within the 2023 Funding Agreement

Prior to its amendment in October 2024, the 2023 Funding Agreement contained certain prepayment features that are required to be bifurcated and recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt discount or premium that was netted against the principal amount of the draws under the 2023 Funding Agreement. As the Company made draws on the 2023 Funding Agreement, an associated embedded derivative was bifurcated and recorded. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuated based on projected cash flows, the derivative value would be adjusted as either a liability or an asset of the Company.

During the years ended December 31, 2024 and 2023, the Company recorded a derivative loss of $1.3 million and a derivative gain of $1.6 million, respectively, which were reflected in "Other" in the Company’s consolidated statement of operations. In connection with the amendment of the 2023 Funding Agreement in October 2024, the prepayment feature was removed and therefore no value was assigned to the previously identified embedded derivative associated with this instrument as of December 31, 2024 and the fair value of the embedded derivatives within the 2023 Funding Agreement was reduced to zero.

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

Recurring Fair Value Measurements

The Company marks-to-market its derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 8: Derivatives to the Consolidated Financial Statements for further discussion.

Embedded Derivative within the Current Debt Repayment
The embedded derivative relating to the Current Debt Repayment is valued using a discounted cash flow model. The most significant observable input used in the fair value measurement was the discount yield, which was 7.28% and 7.58% at issuance and December 31, 2024, respectively. As the discount yield used in the valuation process increases, the fair value of the embedded derivative decreases

The significant unobservable input used in the fair value measurement included estimated timing of completing certain project milestones associated with the interest fee reduction mechanism. As the probability of reaching the relevant milestones decreases, the fair value of the embedded derivative would also decrease.

Embedded Derivatives within the 2023 Funding Agreement

Prior to October 2024, the embedded derivatives within the 2023 Funding Agreement were valued using a discounted cash flow model. The most significant observable input used in the fair value measurement was the discount yield. The significant unobservable input used in the fair value measurement included estimated timing and amounts of cash flows associated with the prepayment features within the debt agreement. As projected cash flows increased, the fair value of the embedded derivative increased.

As a result of the amendment of the 2023 Funding Agreement in October 2024, this prepayment feature was removed and consequently the embedded derivative was eliminated.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2024	2023
Balances at beginning of period	$1,295	$(122)
Issuance of embedded derivatives within the Current Debt Repayment	109,601	—
Issuance of embedded derivatives within the 2023 Funding Agreement	—	(292)
Derivative adjustment related to extinguishment of debt	—	122
Unrealized gain (loss), included in other	(2,097)	1,587
Balances at end of period	$108,799	$1,295

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

Current Debt Repayment

As previously discussed, the Company received the Current Debt Repayment in October 2024. Significant quantitative Level 3 inputs were utilized in the valuation model as of the issuance date in November 2024 for both the fair value of the debt as well as the fair value of the embedded derivative.

At issuance, the fair value of the Current Debt Repayment was $331.2 million and the fair value of the embedded derivative within the Current Debt Repayment was $109.6 million. The fair value of the derivative was calculated using projected future cash flows discounted using the prevailing market rate of interest and discount yield. The cash flows were calculated based on the estimated timing of completing certain project milestones associated with the fee reduction mechanism.

2023 Funding Agreement

The Company's February 2024 draw on the 2023 Funding Agreement had a fair value of $37.2 million and was calculated using projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 6.46%.

10. COMMITMENTS AND CONTINGENCIES

Updated Services Agreements

The Updated Services Agreements set forth the primary terms for the Company to provide expanded services to the Customer and incur costs related to the Extended MSS Network, which is primarily the construction of new gateways and upgrade of existing gateways as well as new satellite construction and launch services. These agreements have an indefinite term but provide that either party may terminate subject to certain notice requirements and, in some cases, other conditions. These agreements also provide for various commitments with which the Company must comply.

Satellite Procurement Agreement

The Company has a satellite procurement agreement with MDA pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) with an amended contract price of $329.3 million for the initial 17 satellites, with delivery expected to occur in 2025. In addition, MDA will procure a satellite operations control center for $5.0 million as well as other equipment for $4.2 million.

In February 2025, the Company entered into another agreement with MDA pursuant to which the Company will acquire more than 50 satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreement

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

In October 2024, the Company entered into another agreement with SpaceX for the launch of satellites pursuant to the Extended MSS Network.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, the Company expects to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the HIBLEO-4 satellites and Launch Services Agreements for such satellites (to be paid on a straight-line basis over the design life of the satellites) beginning with the commencement of the Phase 2 Service Period. The Phase 2 Service Period is expected to begin when the new satellites are successfully utilized to provide Services.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network.

As of December 31, 2024, the Company has outstanding purchase orders for this project totaling $290 million to vendors for various satellite and ground components of the Extended MSS Network, which are expected to be paid with funds from the Infrastructure Prepayment and sale of the Customer Class B Units. These costs will continue until the construction period is complete and the commencement of Services provided over the Extended MSS Network.

Inventory Purchase Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally noncancellable and the order quantities are based on sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2024 were approximately $4.7 million.

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

11. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$5,203	$4,307
Accrued property and other taxes	7,550	5,586
Accrued customer liabilities and deposits	3,600	4,284
Short-term lease liability	4,251	3,004
Accrued interest	—	3,942
Other accrued expenses	4,096	5,835
Total accrued expenses	$24,700	$26,958

Accrued interest as of December 31, 2023 included interest associated with the cash portion of the 13% Notes, which was refinanced in November 2024. Other accrued expenses include primarily vendor services, warranty reserve and occupancy costs.

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Asset retirement obligations (Note 1)	$2,903	$2,951
Accrued interest (Note 7)	13,079	7,429
Deferred tax liability (Note 13)	711	329
Foreign tax contingencies	1,847	503
Customer Class B Units Redemption (Note 2)	400,000	—
Other	80	53
Total other non-current liabilities	$418,620	$11,265

As of December 31, 2024, accrued interest includes fees on the outstanding balance under the 2023 Funding Agreement. As of December 31, 2023, accrued interest included primarily interest associated with the PIK portion of the 13% Notes, which was fully repaid in November 2024. Foreign tax contingencies include primarily uncertain tax position liabilities associated with the Company's Canadian subsidiary.

12. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board of Directors are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to normal purchase transactions were $0.4 million and $0.5 million as of December 31, 2024 and 2023, respectively.

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

Lease Agreement and Land Purchase

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. Lease payments made to Thermo were $1.6 million during 2024. The lease term is ten years and is scheduled to expire in January 2029. During each of the twelve months ended December 31, 2024, 2023 and 2022, the Company incurred lease expense of $1.6 million under this lease agreement.

During the third quarter of 2024, the Company purchased land with a value of $0.5 million from Thermo Development, Inc. This land was purchased at cost and was recorded to "Property and equipment, net" on the Company's consolidated balance. The Company plans to use the land for a gateway location.

Perpetual Preferred Stock

Thermo's ownership portion in the Company's Series A Preferred Stock is $136.7 million (based upon the shares' liquidation preference). Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2024, the Company made dividend payments to Thermo which were approved by the Company's Board of Directors totaling $9.7 million.

Service Agreements

In connection with the Service Agreements, the Customer and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to the Customer before transferring them to any other Person other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of

Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the launch of Services in November 2022.

Certain amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Updated Services Agreements are guaranteed by Thermo. As consideration for Thermo's guarantee, the Company issued to Thermo a warrant to purchase 667,000 shares (10 million shares prior to the reverse stock split) of the Company’s common stock at an exercise price equal to $30.00 per share (as calculated pursuant to the agreement) ($2.00 per share prior to the reverse stock split). The right to purchase 333,000 shares under the warrant (5.0 million shares prior to the reverse stock split) vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the right to purchase the remaining 333,000 shares under the warrant (5.0 million shares prior to the reverse stock split) may vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. The warrant expires in December 2028.

Upon effectiveness of Thermo's guarantee, the Company recorded the fair value of the right to purchase shares of our common stock pursuant to the warrant, which was accounted for as a credit enhancement for the guarantee and totaled $5.0 million at issuance, to additional paid-in-capital on the Company's consolidated balance sheet with an offset to "Loss on equity issuance" on the Company's consolidated statement of operations.

The right to purchase the remaining 333,000 shares under the warrant, which may vest if and when Thermo advances aggregate funds of $25.0 million, was assigned a fair value of zero based on the Company's future cash flows and the low probability of the need for funding from Thermo as required under the 2023 Funding Agreement. The Company will reassess the probability of vesting at each reporting period and, if the probability of vesting increases, it will record the fair value as a liability pursuant to applicable accounting guidance.

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

Agreements with XCOM Labs, Inc.

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of Virewirx (formerly XCOM Labs) and is the controlling stockholder of Virewirx. In connection with the Company's August 2023 License Agreement with Virewirx, Globalstar issued 4.0 million shares (60.6 million shares prior to the reverse stock split) of its common stock, representing a transaction value of approximately $68.7 million, to XCOM. Of the consideration paid for the License Agreement, 1.1 million shares (16.7 million shares prior to the reverse stock split) were issued to Dr. Jacobs.

The Company and XCOM have a Support Services Agreement ("SSA") pursuant to which XCOM is required to provide certain services to the Company. Fees payable by Globalstar pursuant to the SSA are based on costs incurred. In August 2023 and June 2024, Globalstar issued 0.7 million shares (10.5 million shares prior to the reverse stock split) and 0.5 million shares (7.7 million shares prior to the reverse stock split), respectively, to Virewirx as payment for costs incurred under the SSA and the release of holdback shares under the License Agreement. In June 2024, Virewirx sold 0.3 million shares (4.5 million prior to the reverse stock split) of the total shares issued in June 2024 in a private placement transaction to an affiliate of the Thermo Companies.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement and the SSA.

13. TAXES

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal tax	$—	$—	$—
State tax	60	240	82
Foreign tax	1,693	850	(9)
Total	1,753	1,090	73
Deferred:
Federal and state tax	316	33	—
Foreign tax	66	—	—
Total	382	33	—
Income tax expense (benefit)	$2,135	$1,123	$73

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. loss	$(46,851)	$(30,086)	$(232,148)
Foreign income (loss)	(14,178)	6,491	(24,694)
Total loss before income taxes	$(61,029)	$(23,595)	$(256,842)

As of December 31, 2024 and 2023, the Company had cumulative U.S., state and foreign net operating loss ("NOL") carryforwards for income tax reporting purposes of approximately $1.8 billion and $1.9 billion, respectively. The vast majority of these NOL carryforwards were generated prior to 2018 and expire through 2041 (with less than 1% expiring prior to 2028) and the remaining NOL carryforwards do not expire.

The components of net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Operating loss and credit carryforwards	$436,670	$464,522
Deferred revenue	17,242	28,147
Accruals and reserves	1,721	1,298
Stock-based compensation expense	3,502	2,760
Lease liabilities	5,408	3,588
Interest and interest carryforwards	4,972	1,363
Other deferred tax assets	1,064	—
Deferred tax assets before valuation allowance	470,579	501,678
Valuation allowance	(421,883)	(438,142)
Total deferred tax assets	48,696	63,536
Deferred tax liabilities
Property and equipment	(42,913)	(62,373)
Right-of-use assets	(5,768)	(754)
Intangibles	(606)	(738)
Other deferred tax liabilities	(120)	—
Total deferred tax liabilities	(49,407)	(63,865)
Deferred income tax liability	$(711)	$(329)

The deferred revenue tax asset in the table above is related to a portion of the prepayments made under the Updated Services Agreements (see Note 3: Revenue to our Consolidated Financial Statements for further discussion). In an effort to provide additional detail and transparency of the deferred tax assets and liabilities, the Company reclassified certain deferred items for the prior period.

The change in the valuation allowance during 2024 of $16.3 million was due primarily to uncertain tax positions, which reduced deferred tax assets related to NOL carryforwards, the current year NOL utilization, and changes in foreign currency exchange rates. The Company recorded deferred tax liabilities of $0.7 million as of December 31, 2024 and $0.3 million as of December 31, 2023 related to the limitation on utilization of state NOLs and federal deferred tax assets surrounding the Company’s indefinite lived intangible assets.

The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision at U.S. statutory rate of 21%	$(12,816)	$(4,967)	$(53,951)
State income taxes, net of federal benefit	(1,142)	(771)	(4,065)
Change in valuation allowance	(9,740)	(969)	43,500
Effect of foreign income tax at various rates	185	(131)	(133)
Permanent differences	2,408	5,923	8,229
Net change in permanent items due to provision to tax return	(13)	(731)	1,855
Adjustment to reserved deferred assets	6,204	2,104	4,607
Adjustment to state deferred rate	4,049	170	136
Withholding tax	421	502	—
Uncertain tax positions	12,527	—	—
Other	52	(7)	(105)
Total	$2,135	$1,123	$73

Uncertain Income Tax Positions

The Company is subject to income taxes in U.S. and foreign jurisdictions and it may recognize uncertain income tax positions if it is more likely than not that the position would be sustained by the relevant taxing authority. The Company will recognize interest and penalties related to tax positions in income tax expense.

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated (in thousands):

Gross unrecognized tax benefits at January 1, 2024	$—
Increases related to tax positions of prior years	14,067
Gross unrecognized tax benefits at December 31, 2024	$14,067

The table above does not include accrued interest and penalties of $1.2 million as of December 31, 2024. As of December 31, 2023 and 2022, there were no unrecognized uncertain income tax positions. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero for the years ended December 31, 2024, 2023 and 2022. Further discussion is below regarding the Company's uncertain income tax positions associated with the Company's Canadian subsidiary.

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

The Company nor any of its subsidiaries are currently under audit by the IRS. The Company's corporate U.S. tax returns for 2021 and subsequent years remain subject to examination by tax authorities. The Company is currently under income tax audits in various U.S. states. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

In the Company's international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2015 and subsequent years in most of the Company's international tax jurisdictions.

Canadian Tax Audits

The Canada Revenue Agency ("CRA") is conducting audits of the Company's Canadian subsidiary for several tax years. The Company is working with the Canada Revenue Agency ("CRA") to complete the audits. The CRA has completed its audit for the tax years 2016 through 2018 and assessed the Company for additional tax liabilities and audit adjustments, which the Company is appealing. The tax years 2019 through 2022 remain under examination.

The Company's NOL carryforwards for income tax reporting purposes in Canada would largely offset the expected final income tax settlement after appeal. Additionally, withholding tax, penalties and interest have been and are expected to be assessed for audit periods under examination. The Company expects that any assessed withholding tax and penalties will be refunded at the end of the audit process; however, interest assessed on the withholding tax is not recoverable.

As a result of these audits, during 2024, the Company recorded $1.0 million of expense for uncertain tax positions associated with interest on withholding tax. As of December 31, 2024, the Company recorded $4.5 million in long-term tax receivables, $2.3 million in current uncertain tax position liabilities and $1.5 million in long-term uncertain tax position liabilities on its consolidated balance sheet associated with potential taxes, penalties and interest.

Other

As of December 31, 2024, the Company had not provided foreign withholding taxes on approximately $5.3 million of undistributed earnings from certain foreign subsidiaries indefinitely invested outside the U.S.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company recorded a value added tax ("VAT") recoverable, of which the short term portion is included in prepaid and other current assets on its consolidated balance sheet totaling $2.5 million and $2.2 million, respectively, and the long-term portion is included in intangible and other assets, net, on its consolidated balance sheet totaling $1.8 million and $2.3 million, respectively. This VAT recoverable is related primarily to certain payments for the purchase and importation of gateway equipment in various international jurisdictions in connection with the Company's network upgrade work.

14. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated (in thousands). The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock for further discussion.

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(63,164)	$(24,718)	$(256,915)
Effect of Series A Preferred Stock dividends	(10,634)	(10,605)	(1,337)
Adjusted net loss attributable to common shareholders	$(73,798)	$(35,323)	$(258,252)

Denominator:
Weighted average common shares outstanding	125,877	122,334	120,055

Net loss per common share:
Basic	$(0.59)	$(0.29)	$(2.15)
Diluted	$(0.59)	$(0.29)	$(2.15)

For the years ended December 31, 2024, 2023 and 2022, 1.3 million shares, 1.3 million shares and 0.5 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. Included in these shares for all periods presented is a portion of the 3.3 million shares (49.1 million shares prior to the reverse stock split) that may be purchased by the Customer pursuant to the warrants issued under the Updated Services Agreements in 2022 based on the treasury stock method. During 2023, the right to purchase 0.3 million shares of common stock vested pursuant to the warrant (5.0 million shares prior to the reverse stock split) issued to Thermo for its guarantee of the 2023 Funding Agreement; none of these shares are included in the potentially dilutive securities for the applicable periods presented due to the exercise price relative to the average market price of Globalstar common stock during the periods. Also excluded from the amounts above are 0.3 million shares (5.0 million shares prior to the reverse stock split) that may be purchased by Thermo pursuant to the warrant issued in connection with its guarantee of the 2023 Funding Agreement; the right to purchase these shares vests only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee.

15. STOCK COMPENSATION

Share-Based Payment Arrangements with Employees

The Company’s Equity Incentive Plan (“Equity Plan”) provides long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the terms and conditions of any awards granted under the plans. At the time of grant, the Company takes into consideration the timing of the stock based award and evaluates for conditions that could result in the award to be considered spring loaded. The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock for further discussion.

As of December 31, 2024 and 2023, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 3.4 million and 1.4 million, respectively (51.7 million and 20.6 million, respectively prior to the reverse stock split). During 2024, the Company's Board of Directors approved an increase to the Equity Plan reserve totaling 2.5 million shares (37.6 million shares prior to the reverse stock split).

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

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value	$24.11	$20.40	$25.95

The following is a rollforward of the activity in restricted stock for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	589,072	$23.39
Granted	400,352	24.11
Vested	(504,737)	22.77
Forfeited	(46,586)	21.46
Nonvested at December 31, 2024	438,101	$24.96

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $11.6 million, $13.1 million and $10.4 million, respectively, of compensation expense related to restricted stock awards. The total fair value, as calculated on the day of vesting, of restricted stock awards that vested during 2024, 2023 and 2022 was $13.1 million, $11.6 million, and $14.6 million, respectively. As of December 31, 2024, unrecognized compensation expense related to unvested restricted stock outstanding was approximately $7.2 million to be recognized over a weighted-average period of 1.4 years.

Market-Based Restricted Stock Units

During 2024 and 2023, the Company granted restricted stock units ("RSUs") totaling 62.9 thousand and 3.0 million, respectively, which may be earned over a four-year performance period. All of the market-based RSUs vest upon the Company's common stock trading at various price levels throughout the performance period. Market-based RSUs are valued using a Monte Carlo simulation model. The 2024 market-based RSUs were granted in October 2024 with a fair value of

$0.6 million, which will be recognized over the derived service period, estimated to be 2.5 years. The Monte Carlo simulation was computed using the following assumptions:

	Risk-Free Interest Rate	Stock Price Volatility	Market Price of Common Stock
Fair Value of RSUs	4.04%	65.00%	$15.90

For the year ended December 31, 2024 and 2023, the Company recognized $23.4 million and $6.7 million, respectively, of compensation cost related to these awards. As of December 31, 2024, unrecognized compensation expense related to unvested market-based RSUs was approximately $10.0 million to be recognized over a weighted-average derived service period of 0.8 years. No market-based RSUs vested, expired or were forfeited during 2024.

Performance-Based Restricted Stock Units

During 2024, the Company granted 94.3 thousand performance-based RSUs, which are earned over a four-year period. The total fair value of the performance-based RSUs were valued using the stock price on the grant date, totaling $1.5 million. For the year ended December 31, 2024, the Company recognized $0.1 million of compensation cost related to these awards. As of December 31, 2024, unrecognized compensation expense related to unvested performance-based RSUs was approximately $1.4 million to be recognized over a weighted-average period of 3.5 years. No performance-based RSUs vested, expired or were forfeited during 2024.

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

For the 2024 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the plan document. As of December 31, 2024, $2.7 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which is expected to be paid in a mix of cash and common stock during the first quarter of 2025.

16. SEGMENT REPORTING

An operating segment is defined as a component of an enterprise which has discrete financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") to decide how to allocate resources and assess performance. In accordance with ASC 280, Segment Reporting, the Company’s only reportable segment is its MSS business. The Company's Chief Executive Officer, Dr. Paul E. Jacobs, is the Company's CODM. Dr. Jacobs manages the consolidated entity and uses net income (loss) as the measure of profit or loss to assess segment performance and allocate resources. Dr. Jacobs does not review total assets. Dr. Jacobs reviews revenue and certain operating expenses to determine resource allocations. Revenue is reviewed at a disaggregated level, consistent with the Company’s disclosures in Note 3: Revenue. Expenses are reviewed by the nature of the cost (Cost of Services, Marketing, General and Administrative and Cost of Subscriber Equipment Sales), consistent with the Company’s presentation on its Consolidated Statements of Operations. Other operating segment expenses primarily include stock-based compensation, depreciation, amortization and accretion, the reduction in the value of assets and inventory, interest income and expense, foreign currency gains and losses, gains and losses on extinguishment of debt as well as other smaller items.

17. COMMON STOCK

On December 17, 2024, by written consent, following the approval and recommendation of the board of directors and its Strategic Review Committee, Thermo, which collectively owns a majority of the Company's issued and outstanding shares of common stock, approved proposals to amend the Company's certificate of incorporation to (i) conduct a reverse stock split of its issued and outstanding shares of common stock at a ratio between 1 for 10 and 1 for 25, and (ii) reduce the authorized number of shares of common stock that the Company can issue in proportion to the reverse stock split.

Effective following the close of trading on February 10, 2025, the Company voluntarily withdrew the listing of its common stock from the NYSE American, effected the reverse stock split at a ratio of 1 to 15 shares of common stock and amended its certificate of incorporation to reduce the number of authorized shares of common stock that it may issue from 2,150,000,000 shares to 143,333,334 shares of common stock. Effective at the start of trading on February 11, 2025, the Company's common stock began trading on a post-split basis under the symbol “GSAT” on the Nasdaq Stock Market LLC. The number of shares of common stock outstanding was reduced from 1,896,635,805 to 126,442,583.

No fractional shares were issued as a result of the reverse stock split and it did not impact the par value of the Company's common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole share, except that any fractional shares resulting from the reverse stock split for any outstanding awards adjustments pursuant to the terms and conditions of the Company's 2006 Equity Incentive Plan and the award or agreement governing such awards were rounded down to the next whole share. Neither the reverse stock split nor the related amendments to the Company's certificate of incorporation had any impact on the number of shares of preferred stock it is authorized to issue under its certificate of incorporation or the number of issued and outstanding shares of its Series A Preferred Stock.

All shares of common stock, warrants, stock-based compensation awards and per share amounts included in the Consolidated Financial Statements and applicable notes thereto in Part II, Item 8 of this Report and elsewhere in this Report have been retrospectively restated to reflect the effect of the reverse stock split and related amendments to our certificate of incorporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2024, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2024.

(b)Changes in internal control over financial reporting

As of December 31, 2024, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the Consolidated Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2024.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement. However, certain of our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy applicable to all directors, officers, employees, consultants and agents. The policy prohibits such persons from, among other things, engaging in transactions involving the purchase or sale of the Company’s securities while having access to material nonpublic information. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Report.

The remainder of the information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2024 Pay Ratio" which will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2024 and 2023
Consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated statements of stockholders’ equity for the years ended December 31, 2024, 2023 and 2022
Consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

(3) Exhibits

See Exhibit Index

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Certificate of Incorporation of Globalstar, Inc.

3.2*	Fifth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.1 to Form 8-K filed on August 31, 2023)

3.3*	Certificate of Designation filed November 15, 2022 (Exhibit 3.1 to Form 8-K filed on November 16, 2022)

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.2*	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019 (Exhibit 10.1 to Form 10-Q filed May 2, 2019)

10.3*#	Form of Indemnification Agreement between Globalstar, Inc. and its Directors dated February 26, 2019 (Exhibit 10.50 to Form 10-K filed February 28, 2019)

10.4*#	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.5*#	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.6*#	Form of Restricted Stock Units Agreement for Non-U.S. Designated Executives under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.2 to Form 10-Q filed August 14, 2007)

10.7*#	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.8*#	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.9*#	Form of Stock Option Award Agreement for use with executive officers (Exhibit 10.45 to Form 10-K filed March 31, 2011)

10.10*††#	2022 Key Employee Bonus Plan (Exhibit 10.21 to Form 10-K filed February 25, 2022)

10.11*††#	2023 Key Employee Bonus Plan (Exhibit 10.5 to Form 10-Q filed May 5, 2023)

10.12††#	2024 Key Employee Bonus Plan

10.13*††	Satellite Procurement Agreement dated February 21, 2022 between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation (Exhibit 10.1 to Form 10-Q filed May 5, 2022)

10.14*††	Exchange Agreement dated November 15, 2022 (Exhibit 10.1 to Form 8-K filed November 16, 2022)

10.15*	Purchase Agreement, dated March 28, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and the Purchasers party thereto (Exhibit 10.1 to Form 8-K filed March 29, 2023)

10.16*
Indenture (including form of Note) dated March 31, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Exhibit 10.1 to Form 8-K filed April 6, 2023)

10.17*††	Collateral Agreement dated April 6, 2023 by and among Globalstar, Inc. the grantors and guarantors party thereto and Customer (Exhibit 10.2 to Form 8-K filed April 6, 2023)

10.18*††	Amended and Restated Prepayment Agreement dated May 19, 2021 (Exhibit 10.1 to Form 10-Q filed August 5, 2021)

10.19*††	2023 Prepayment Agreement (Exhibit 10.6 to Form 10-Q filed May 5, 2023)

10.20††	Amendment No. 2 to 2023 Prepayment Agreement by and between Globalstar, Inc. and Customer dated as of November 5, 2024

10.21††	2024 Prepayment Agreement by and between Globalstar, Inc. and Customer dated as of November 5, 2024

10.22*††	Conformed Copy of Key Terms Agreement reflecting amendments through September 7, 2022 (Exhibit 10.1 to Form 8-K filed September 7, 2022)

10.23*††	Amendment No. 4 to the Key Terms Agreement (Exhibit 10.7 to Form 10-Q filed May 5, 2023)

10.24††	Amendment No. 5 to the Key Terms Agreement between Customer and Globalstar dated November 5, 2024

10.25††	Statement of Work by and between Customer Parent and Globalstar, Inc. dated as of November 5, 2024

10.26*††	Intellectual Property License Agreement between XCOM Labs, Inc. and Globalstar, Inc. dated August 29, 2023 (Exhibit 10.37 to Form S-1 filed September 8, 2023)

10.27*††	Support Services Agreement by and between XCOM Labs, Inc. and Globalstar, Inc. dated August 29, 2023 (Exhibit 10.38 to Form S-1 filed September 8, 2023)

10.28*††#	Amended and Restated Employment Agreement dated January 24, 2024 by and between Globalstar, Inc. and Paul Jacobs (Exhibit 10.24 to Form 10-K filed February 29, 2024)

10.29*††	Guaranty dated as of December 7, 2023 made by Thermo Funding II, LLC (Exhibit 10.25 to Form 10-K filed February 29, 2024)

10.30*	Common Stock Purchase Warrant between Thermo Funding II, LLC and Globalstar, Inc. dated December 7, 2023 (Exhibit 10.26 to Form 10-K filed February 29, 2024)

10.31*††	Second Forbearance Agreement among Globalstar, Inc., Macdonald, Dettwiler and Associates Corporation and Rocket Lab USA, Inc. dated January 31, 2023 (Exhibit 10.30 to Form 10-K filed March 1, 2023)

10.32*††	Conformed copy of Amendment to Support Services Agreement by and between Virewirx, Inc. and Globalstar, Inc. dated June 28, 2024 (Exhibit 10.1 to Form 10-Q filed August 8, 2024)

10.33††	Purchase Agreement by and among Globalstar, Inc., Globalstar Licensee LLC and Customer Parent dated as of October 29, 2024

10.34††	Contribution Agreement by and among Globalstar, Inc., GCL Licensee LLC and Globalstar Licensee LLC dated as of November 5, 2024

10.35††	Second Amended and Restated Limited Liability Company Agreement for Globalstar Licensee LLC by and among Globalstar, Inc. and Customer Parent dated as of November 5, 2024

10.36††	First Amendment to Guarantee and Collateral Agreement by and among Globalstar, Inc., the other Guarantors signatory hereto, and Customer dated as of November 5, 2024

19.1	Globalstar, Inc. Insider Trading Policy

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

97.1	Globalstar, Inc. Executive Compensation Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

		By:	/s/ Dr. Paul E. Jacobs
Date:	February 28, 2025		Dr. Paul E. Jacobs
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2025.

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