Form 10-Q
period 2025-03-31
Globalstar, Inc.
filed 2025-05-08
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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

As of May 2, 2025, 126,583,126 shares of common stock were outstanding and 149,425 shares of preferred stock were outstanding.

FORM 10-Q

GLOBALSTAR, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives), our expectations regarding the outcomes of regulatory and licensing proceedings, the expected growth prospects of our existing customers and the markets that we serve, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "might," "could," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to meet our obligations and attain anticipated benefits under the Updated Services Agreements (as defined herein), the operational performance and orbital lives of our satellites, including damage to or failure of our satellites, disruptions or other problems at our ground facilities, change in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand, our ability to exploit and respond to technological innovation, including integrating licensed technology into our products and services and developing, acquiring, maintaining and protecting information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, the availability of equipment, component parts and other materials used in our business operations, the reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), our compliance with and interpretation of a diverse and fluid array of complex laws and regulations (including tax laws and regulations), including those related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, any cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority, additional spectrum sharing agreements, or revocation, modification or non-renewal of necessary licenses, the opportunities for strategic business combinations and the effects of consolidation in our industry on us and our competitors, the effects of our recently-implemented reverse stock split and Nasdaq listing, business interruptions due to natural disasters, unexpected events or public health crises and other factors described in more detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Annual Report"). Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances or changes in our assumptions, business plans or other changes.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue:
Service revenue	$57,067	$53,465
Subscriber equipment sales	2,965	3,015
Total revenue	60,032	56,480
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	18,625	16,759
Cost of subscriber equipment sales	2,047	2,158
Marketing, general and administrative	11,589	10,646
Stock-based compensation	6,957	9,227
Reduction in the value and disposal of long-lived assets	7,038	305
Depreciation, amortization and accretion	22,277	22,097
Total operating expenses	68,533	61,192
Loss from operations	(8,501)	(4,712)
Other income (expense):
Interest income and expense, net of amounts capitalized	(7,945)	(3,785)
Foreign currency gain (loss)	4,106	(3,842)
Other	(413)	(849)
Total other income (expense)	(4,252)	(8,476)
Loss before income taxes	(12,753)	(13,188)
Income tax expense	4,578	8
Net loss	$(17,331)	$(13,196)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,845)	2,393
Comprehensive loss	$(20,176)	$(10,803)

Net loss attributable to common shareholders (Note 10)	(19,946)	(15,840)

Net loss per common share:
Basic (1)	$(0.16)	$(0.13)
Diluted (1)	(0.16)	(0.13)
Weighted-average shares outstanding:
Basic (1)	126,476	125,507
Diluted (1)	126,476	125,507

(1) The number of shares as of March 31, 2024 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 12: Common Stock.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$241,411	$391,164
Accounts receivable, net of allowance for credit losses of $1,374 and $1,504, respectively	22,857	26,952
Inventory	10,163	10,741
Prepaid expenses and other current assets	18,035	18,714
Total current assets	292,466	447,571
Property and equipment, net	774,206	673,632
Operating lease right of use assets, net	40,050	31,835
Prepaid network costs	373,038	312,342
Derivative asset	110,852	108,799
Intangible and other assets, net of accumulated amortization of $8,838 and $7,625, respectively	138,539	136,058
Total assets	$1,729,151	$1,710,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,757	$34,600
Accounts payable and accrued expenses	31,707	29,677
Accrued network construction costs	12,409	15,613
Payables to affiliates	157	394
Deferred revenue, net	54,024	61,201
Total current liabilities	129,054	141,485
Long-term debt	471,992	476,822
Operating lease liabilities	34,210	26,256
Deferred revenue, net	326,093	288,171
Other non-current liabilities	423,458	418,620
Total non-current liabilities	1,255,753	1,209,869

Total liabilities	1,384,807	1,351,354

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 126,579,435 and 126,424,799 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (1)	13	13
Additional paid-in capital (1)	2,479,201	2,473,564
Accumulated other comprehensive income	10,607	13,452
Retained deficit	(2,145,477)	(2,128,146)
Total stockholders’ equity	344,344	358,883
Total liabilities and stockholders’ equity	$1,729,151	$1,710,237

(1) The number of shares as of December 31, 2024 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 12: Common Stock.

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2025	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	154	—	8,220	—	—	8,220
Series A Preferred Stock Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	32	—	—	32
Other comprehensive loss	—	—	—	—	—	(2,845)	—	(2,845)
Net loss	—	—	—	—	—	—	(17,331)	(17,331)
Balances – March 31, 2025	149	$—	126,579	$13	$2,479,201	$10,607	$(2,145,477)	$344,344

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2024	149	$—	125,413	$13	$2,438,878	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	183	—	11,794	—	—	11,794
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	(272)	—	—	(272)
Other comprehensive income	—	—	—	—	—	2,393	—	2,393
Net loss	—	—	—	—	—	—	(13,196)	(13,196)
Balances – March 31, 2024	149	$—	125,596	$13	$2,447,756	$7,463	$(2,078,178)	$377,054

(1) The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 12: Common Stock.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows provided by operating activities:
Net loss	$(17,331)	$(13,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	22,277	22,097
Stock-based compensation expense	6,957	9,227
Noncash interest and accretion expense	7,944	3,479
Unrealized foreign currency (gain) loss	(4,144)	3,855
Reduction in the value and disposal of long-lived assets	7,038	305
Other, net	1,008	1,005
Changes in operating assets and liabilities:
Accounts receivable	6,790	5,138
Inventory, prepaid expenses and other assets	(1,388)	346
Accounts payable and accrued expenses	5,227	(2,729)
Other non-current liabilities	1,152	51
Deferred revenue	16,334	240
Net cash provided by operating activities	51,864	29,818
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(39,315)	(48,326)
Payments for network upgrades to support the Extended MSS Network	(149,448)	—
Payments of capitalized interest	—	(3,954)
Payments for network upgrades to support product development	(1,162)	(1,901)
Purchase of intangible assets	(657)	(68)
Net cash used in investing activities	(190,582)	(54,249)
Cash flows (used in) provided by financing activities:
Proceeds from 2023 Funding Agreement	—	37,747
Principal payment of 2021 Funding Agreement	(8,650)	(8,650)
Dividends paid on Series A Preferred Stock	(2,615)	(2,644)
Proceeds from issuance of common stock and exercise of options	(141)	653
Net cash (used in) provided by financing activities	(11,406)	27,106
Effect of exchange rate changes on cash and cash equivalents	371	(137)
Net (decrease) increase in cash and cash equivalents	(149,753)	2,538
Cash and cash equivalents, beginning of period	391,164	56,744
Cash and cash equivalents, end of period (1)	$241,411	$59,282

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,694

Supplemental disclosure of non-cash financing and investing activities:
Network construction assets included in accrued expenses	12,409	18,796
Construction in progress assets acquired through XCOM SSA	1,820	1,213
(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Through its global satellite network, Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including wholesale capacity services and voice and data communications services to retail, business and governmental customers. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Executive Chairman of the Company's Board of Directors (the "Board") controls Thermo.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented in this Report not misleading. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Globalstar Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025 (the “2024 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. The Company's consolidated financial statements include results and amounts for the Globalstar SPE (as defined below), which is a variable interest entity further described in Note 2, of which Globalstar is the primary beneficiary. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year or any future period.

Reverse Stock Split

On February 10, 2025, the Company effectuated a reverse stock split of its common stock at a 1-for-15 ratio.

All issued and outstanding common stock, options and warrants to purchase common stock and per share amounts contained in this Report have been adjusted retroactively to reflect the change in capital structure for the periods prior to the completion of the reverse stock split, as applicable. Refer to Note 12: Common Stock for additional information.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates qualitative and quantitative disclosures for the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 were effective for fiscal years beginning after December 15, 2024. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company adopted this standard when it became effective on January 1, 2025. We expect that this standard will increase the tax disclosures in the Company's annual report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU requires public companies to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company plans to adopt this standard when it becomes effective on January 1, 2027. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

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

The Company and the Customer agreed to make certain amendments to the Service Agreements and entered into other related agreements (the Service Agreements as amended, collectively, the “Updated Services Agreements”) for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the “Extended MSS Network”) for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the “Globalstar SPE”), a variable interest entity, and (ii) operated by the Company. The Updated Services Agreements were effective upon the closing on November 5, 2024 (the "Closing Date"). The Customer (i) has prepaid, and is required, subject to certain conditions, to continue to prepay for, certain services to be delivered by the Company to the Customer’s end users who will utilize the Extended MSS Network under the Updated Services Agreements and (ii) is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the existing Globalstar System ("Phase 1 Service Period"), 2) future Services provided over new satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the anticipated launch of such satellites in 2025, and 3) future Services provided over the Extended MSS Network.

The table below includes the assets of the Globalstar SPE as of March 31, 2025 (amounts in thousands):

As of March 31, 2025
Assets
Cash and cash equivalents	$401
Property and equipment, net	163,487
Prepaid network costs	332,628
Intangibles and other asset, net	11,756
Total Assets	$508,272

Customer Class B Units

On the Closing Date, the Customer purchased 400,000 Class B Units in the Globalstar SPE (the “Customer Class B Units”) for $400 million, representing a 20% equity interest in the Globalstar SPE. The Globalstar SPE holds and administers, or will administer in the future, certain spectrum licenses, satellites, ground stations and other network assets for use and operation by the Company and to enable and provide services to the Customer pursuant to the Updated Services Agreements. The Globalstar SPE does not have commercial operations.

The Company holds 1,600,000 Class A Units in the Globalstar SPE, representing an 80% equity ownership in the Globalstar SPE. The Company's 80% ownership in the Globalstar SPE exposes it to residual profit or loss of the Globalstar SPE and the Company will absorb any expense variability of the Globalstar SPE. The Company has power over the most significant activity of the Globalstar SPE and is exposed to losses and benefits of the Globalstar SPE through its equity interest. The Company assessed the accounting considerations pursuant to ASC 810: Consolidation, and concluded that it is the primary beneficiary of the Globalstar SPE and consolidated the Globalstar SPE into the financial statements appearing in this Report. Based on the redemption provision and other characteristics of the arrangement, the Company recorded the total equity contributions from the Customer of $400 million as equity on the Globalstar SPE financial statements and a non-current liability on the Company's consolidated balance sheet.

Extended MSS Network Prepayments and 2024 Debt Repayment

The Updated Services Agreements provide, among other things, that the Customer will make cash payments to the Company for capital expenditures in connection with the Extended MSS Network. The payments required by the Updated Services Agreements consist of: (1) an infrastructure prepayment (the “Infrastructure Prepayment”) of up to $1.1 billion, which is to be funded quarterly (as needed) over the construction period of the satellites to be used in the Extended MSS Network, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units, to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) the amount necessary for the Company to fully retire on the Closing Date its 2023 13% Notes (the "2024 Debt Repayment"), as described further herein. The terms of the Infrastructure Prepayment and the 2024 Debt Repayment are contained within one prepayment agreement (the “2024 Prepayment Agreement”). The Company expects to fully payoff the 2024 Prepayment Agreement and to redeem the Customer Class B Units within the design useful life of the new satellites. The Company expects that such amounts payable to the Customer will be fully offset by amounts payable by the Customer under the Updated Services Agreements.

Infrastructure Prepayment

During 2024, the Company received $278 million from the Customer pursuant to the Infrastructure Prepayment. No amounts were received during the first quarter of 2025. The Company recorded these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be earned as revenue as services are performed. $225 million of the Infrastructure Prepayment accrues fees that will be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network. The remaining amount of the Infrastructure Prepayment does not and will not accrue fees.

2024 Debt Repayment

On the Closing Date, the Company received $235 million from the Customer pursuant to the 2024 Debt Repayment, representing the amount necessary to retire the Company's outstanding 2023 13% Notes. Refer to Note 5: Long-Term Debt and Other Financing Arrangements for further information.

Service Fees

As consideration for the satellite services provided for in the Updated Services Agreements, the incremental service fees due from the Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred by the Company for the provision of such services, and performance bonuses. Payment of a portion of these fees is subject to the satisfaction of certain licensing, service levels and milestone achievements. Additionally, the Updated Services Agreements also provide for annual service fees of $30 million to be accelerated. Such accelerated payments began in the first quarter of 2025.

Other

In connection with the Updated Services Agreements, the Company entered into a launch services agreement with Space Exploration Technologies Corp. ("SpaceX") for the new satellites that will be procured for the Extended MSS Network. Refer to Note 8: Commitments and Contingencies for further information.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Service revenue:
Wholesale capacity services	$36,709	$31,212
Subscriber services
Commercial IoT	6,580	6,437
SPOT	9,371	10,243
Duplex	3,452	4,755
Government and other services	955	818
Total service revenue	57,067	53,465

Total subscriber equipment sales	2,965	3,015

Total revenue	$60,032	$56,480

"Wholesale capacity services" revenue in the above table includes revenue associated with the Updated Services Agreements. As consideration for the services provided by Globalstar, payments include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. For a discussion of the Updated Services Agreements, see Note 2: Special Purpose Entity.

"Government and other services" revenue in the table above includes revenue associated with engineering and other communication services, such as terrestrial spectrum and network services, government service contracts and teleport lease arrangements. The Company's largest network services agreement is with Parsons Corporation, a leading technology provider in the national security and global infrastructure markets, to utilize the Company's satellite network for a mission critical service for government applications.

Accounts Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. The Company's receivable balances by type and classification are presented in the table below, net of allowance for credit losses, and may include amounts related to earned but unbilled receivables (amounts in thousands):

	As of:
	March 31, 2025	December 31, 2024
Accounts receivable, net of allowance for credit losses
Subscriber and other accounts receivable	$13,546	$14,829
Wholesale capacity accounts receivable	9,311	12,123
Total accounts receivable, net of allowance for credit losses	$22,857	$26,952

The Company entered into a satellite procurement agreement and a launch services agreement to support the Phase 2 Service Period. The new satellites purchased under the satellite procurement agreement are intended to replenish the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis once the new satellites are successfully utilized to provide services for the Phase 2 Service Period. Based on construction in progress incurred by the Company, amounts expected to be billed by the Company associated with the Phase 2 Service Period of the Service Agreements were $252.5 million as of March 31, 2025. Refer to Note 8: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of:
	March 31, 2025	December 31, 2024
Short-term contract liabilities
Subscriber and other contract liabilities	$17,923	$19,710
Wholesale capacity contract liabilities, net of contract asset	36,101	41,491
Total short-term contract liabilities	$54,024	$61,201
Long-term contract liabilities
Subscriber and other contract liabilities	$1,350	$1,431
Wholesale capacity contract liabilities, net of contract asset	324,743	286,740
Total long-term contract liabilities	$326,093	$288,171
Total contract liabilities	$380,117	$349,372

For subscriber and other contract liabilities, the amount of revenue recognized during the three months ended March 31, 2025 and March 31, 2024 from performance obligations included in the contract liability balance at the beginning of these periods was $6.6 million and $7.4 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the three months ended March 31, 2025 and March 31, 2024 from performance obligations included in the contract liability balance at the beginning of these periods was $28.5 million and $23.6 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	March 31, 2025	December 31, 2024
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (1)	$11,139	$12,247
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	21,474	21,914
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	7,702	8,950
Advanced payments for the Phase 1 Service Period fixed fee, service-related operating and capital expenditures and other services	24,429	25,170
Advanced payments under the Infrastructure Prepayment (See Note 2: Special Purpose Entity)	278,043	278,043
Additional consideration associated with the Updated Services Agreements (2)	22,556	7,288
Other advanced payments associated with future performance obligations (3)	40,782	18,284
Contract asset (4)	(45,281)	(43,665)
Wholesale capacity contract liabilities, net	$360,844	$328,231

(1)Includes additional consideration associated with the below-market interest rates within the 2021 Funding Agreement and 2023 Funding Agreement. This consideration will be recognized over the estimated Phase 1 and Phase 2 Service Periods.

(2)Includes additional consideration representing the implied economic benefit to Globalstar for receiving these payments in advance of service. This consideration includes: a) $10.8 million associated with the fee reduction mechanism embedded in the 2024 Debt Repayment and a portion of the Infrastructure Prepayment, and b) an estimate of the significant financing component totaling $11.9 million within these agreements. It is anticipated that this consideration will be recognized over the estimated Extended MSS Network service period.
(3)Includes primarily: a) advanced service payments received during the first quarter of 2025 totaling $22.5 million related to the Updated Services Agreements, which provide for annual service fees of $30 million to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. This consideration will be recognized during the Extended MSS Network service period.
(4)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	March 31, 2025	December 31, 2024
Globalstar System:
Space component	$1,121,662	$1,167,332
Ground component	103,632	102,717
Construction in progress:
Space component	479,690	357,825
Ground component	25,931	20,545
Other	8,955	8,727
Total Globalstar System	1,739,870	1,657,146
Internally developed and purchased software	25,314	24,309
Equipment	15,279	14,904
Land and buildings	3,410	3,222
Leasehold improvements	2,210	2,180
Total property and equipment	1,786,083	1,701,761
Accumulated depreciation	(1,011,877)	(1,028,129)
Total property and equipment, net	$774,206	$673,632

During the first quarter of 2025, the Company recorded a loss on disposal of assets of $7.0 million on its consolidated statements of operations. This loss reflects the net book value of one of the Company's second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable.

The Company has agreements with Macdonald, Dettwiler and Associates Corporation ("MDA") and SpaceX for 1) the purchase and launch of the first set of satellites that are intended to replenish the Company's current HIBLEO-4 U.S.-licensed system and 2) the purchase and launch of additional satellites to support the Extended MSS Network. Refer to Note 8: Commitments and Contingencies for additional information regarding these agreements.

As of March 31, 2025, for the HIBLEO-4 replacement satellites, the Company has incurred $240.3 million and $23.2 million for milestones completed under these agreements with MDA and SpaceX, respectively. As of March 31, 2025, for the Extended MSS Network, the Company has incurred $117.3 million and $24.5 million for milestones completed under these agreements with MDA and SpaceX, respectively. These costs, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

As discussed in Note 2: Special Purpose Entity, the Customer contributed certain assets to the Globalstar SPE, which are included in the table above.

5. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	As of:
	March 31, 2025			December 31, 2024
	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$105,616	$327,241	$221,625	$107,176	$328,801
2023 Funding Agreement	155,000	(10,249)	144,751	155,000	(11,031)	143,969
2021 Funding Agreement	32,200	(1,443)	30,757	40,850	(2,198)	38,652
Total debt	$408,825	$93,924	$502,749	$417,475	$93,947	$511,422
Less: current portion	32,200	(1,443)	30,757	34,600	—	34,600
Long-term debt	$376,625	$95,367	$471,992	$382,875	$93,947	$476,822

The carrying value of our debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of March 31, 2025, the current portion of long-term debt relates to the 2021 Funding Agreement and represents the amounts expected to be paid under the Updated Services Agreements (as previously defined) through service fee offsets from the Customer during the next twelve months.

2024 Debt Repayment

As discussed in Note 2: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million for the Company to retire its outstanding 2023 13% Notes. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. The balance accrued for these fees is included primarily in long-term deferred revenue on the Company's balance sheet (refer to Note 3: Revenue for further information). As of March 31, 2025, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million.

On the issuance date, the Company recorded the 2024 Debt Repayment at fair value. The difference between the principal amount of the 2024 Debt Repayment and the fair value was recorded as a debt premium. Additionally, the Company was required to bifurcate the fair value of the interest reduction mechanism and record a derivative asset upon issuance equal to the debt premium. The Company will amortize the premium as an offset to interest expense over the loan term using the effective interest rate method. Refer to Note 6: Derivatives and Note 7: Fair Value Measurements for further information on the embedded derivative bifurcated from the 2024 Debt Repayment.

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of satellites purchased under such agreement. As of March 31, 2025, the Company received aggregate payments under the 2023 Funding Agreement of $155 million, with no amounts received in the first quarter of 2025. As of March 31, 2025, the outstanding principal balance of the 2023 Funding Agreement was $155.0 million.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer beginning in the third quarter of 2026 and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees, which totaled $15.6 million as of March 31, 2025, is included in "Other non-current liabilities" on the Company's balance sheet.

For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments. The Company’s obligations under the 2023 Funding Agreement are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Service Agreements. See Note 9: Related Party Transactions for further information regarding Thermo's guarantee.

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

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). The Company's obligations under the 2021 Funding Agreement are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries. This funding is being repaid by offsetting against amounts payable as services are performed by the Company. The last recoupment is expected to be made in the first quarter of 2026. The debt discount associated with the 2021 Funding Agreement is accreting to interest expense through the maturity date using the effective interest rate method. No interest accrues on amounts outstanding under the 2021 Funding Agreement. During the three months ended March 31, 2025, a total of $8.7 million was recouped pursuant to the terms of the 2021 Funding Agreement. As of March 31, 2025, the outstanding principal balance of the 2021 Funding Agreement was $32.2 million.

Series A Preferred Stock

In 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) with a fair value of $105.3 million and total outstanding amount of $149.4 million. The shares of Series A Preferred Stock do not possess voting rights, other than with respect to certain matters specifically affecting the rights and obligations of the Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2025, the Company paid dividends approved by the Company's Board of Directors totaling $2.6 million.

6. DERIVATIVES

The Company reflected on its balance sheet an embedded derivative resulting from certain features in the Company’s 2024 Debt Repayment. This derivative instrument is not designated as a hedge. The fair value of the embedded derivative is marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations and consolidated statements of cash flows as a non-cash operating activity.

This derivative and related features embedded in the debt instrument that is required to be accounted for as a derivative is described below. See Note 7: Fair Value Measurements for further information.

The terms of the 2024 Debt Repayment contain an interest reduction mechanism that is required to be bifurcated and was recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt premium that was added to the principal amount of the 2024 Debt Repayment. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuate based on projected cash flows, the derivative value is adjusted.

As of March 31, 2025 and December 31, 2024, the Company recorded the fair value of the embedded derivative, totaling $110.9 million and $108.8 million, respectively, as a derivative asset. The Company records a derivative gain or loss resulting from mark-to-market adjustments, which is reflected in "Other" in the Company’s consolidated statement of operations.

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

Recurring Fair Value Measurements

The Company marks-to-market its derivatives at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 8: Derivatives for further information.

Embedded Derivative within the 2024 Debt Repayment
The embedded derivative relating to the 2024 Debt Repayment is valued using a discounted cash flow model. The most significant observable input used in the fair value measurement was the discount yield, which was 7.95% and 7.58%, at March 31, 2025 and December 31, 2024, respectively. As the discount yield used in the valuation process increases, the fair value of the embedded derivative decreases.

The significant unobservable input used in the fair value measurement included estimated timing of completing certain project milestones associated with the interest fee reduction mechanism. As the probability of reaching the relevant milestones increases, the fair value of the embedded derivative would also increase.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024
Balance at beginning of period	$108,799	$1,295
Issuance of embedded derivative within the 2024 Debt Repayment	2,480	109,601
Unrealized loss, included in other	(427)	(2,097)
Balance at end of period	$110,852	$108,799
Fair Value of Debt Instruments and Other Financing Arrangements

The Company believes it is not practicable to determine the fair value of its debt agreements on a recurring basis without incurring significant additional costs. Unlike typical long-term debt, certain terms for these instruments cannot be readily compared to other debt instruments and their valuation generally involve a variety of complex factors, including due diligence by the debt holders.

8. COMMITMENTS AND CONTINGENCIES

Updated Services Agreements

The Updated Services Agreements set forth the primary terms for the Company to provide expanded services to the Customer and incur costs related to the Extended MSS Network, which primarily relate to the construction of new gateways and the upgrade of existing gateways as well as new satellite construction and launch services. The Updated Services Agreements have an indefinite term but are terminable by the Customer at any time upon advance notice or a force majeure event, or by either party upon the occurrence of certain events of default. The Updated Services Agreements also provide for various commitments with which the Company must comply.

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) with an amended contract price of $329.3 million for the initial 17 satellites, with delivery expected to occur in 2025. In addition, MDA will provide a satellite operations control center for $5.0 million as well as other equipment for $4.2 million.

In February 2025, the Company entered into another agreement with MDA pursuant to which the Company will acquire more than 50 satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreements

In August 2023, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (the “Launch Services Agreements”), providing for the launch of the first set of the satellites the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA. The Launch Services Agreements provide a launch through September 2025.

In October 2024, the Company entered into another agreement with SpaceX for the launch of satellites related to the Extended MSS Network.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, the Company expects to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the HIBLEO-4 satellites, launch services agreements for such satellites and other ancillary equipment and costs (to be paid on a straight-line basis over the design life of the satellites) beginning with the commencement of the Phase 2 Service Period. The Phase 2 Service Period is expected to begin when the first batch of the new satellites are successfully utilized to provide Services.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network.

As of March 31, 2025, the Company has outstanding purchase orders for this project totaling $744.0 million to vendors for various satellite and ground components of the Extended MSS Network, which are expected to be paid with funds from the Infrastructure Prepayment and sale of the Customer Class B Units. These costs will continue until the construction period is complete and the commencement of Services provided over the Extended MSS Network.

9. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Company's Board are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to arms' length transactions were $0.2 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2025 lease payments will total $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the three months ended March 31, 2025 and 2024, the Company incurred lease expense of $0.4 million under this lease agreement.

Perpetual Preferred Stock

Thermo owns $136.7 million of the Company's Series A Preferred Stock (based upon the shares' liquidation preference). Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2025, the Company made dividend payments to Thermo, which were approved by the Board, totaling $2.4 million.

Service Agreements

In connection with the Service Agreements, the Customer and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to the Customer before transferring them to any other person, other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the launch of Services in November 2022.

Certain amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Service Agreements are guaranteed by Thermo. As consideration for Thermo's guarantee, the Company issued to Thermo a warrant to purchase 666,668 shares of the Company’s common stock at an exercise price equal to $30.00 per share (as calculated pursuant to the agreement). The right to purchase 333,334 shares under the warrant vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the right to purchase the remaining 333,334 shares under the warrant may vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. The warrant expires in December 2028.

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

Agreements with XCOM

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("Licensor" or "XCOM") and is the controlling stockholder of XCOM. In connection with the Company's August 2023 License Agreement with XCOM, Globalstar issued to XCOM 4.0 million shares of Globalstar common stock, representing a transaction value of approximately $68.7 million on the date of issuance. Of the consideration paid for the License Agreement, 1.1 million shares were issued to Dr. Jacobs.

The Company and XCOM have a Support Services Agreement ("SSA") pursuant to which XCOM is required to provide certain services to the Company. Fees payable by Globalstar pursuant to the SSA are based on costs incurred plus a 15% margin for costs incurred between January 1, 2025 and March 31, 2025. In August 2023 and June 2024, Globalstar issued 0.7 million shares and 0.5 million shares, respectively, to XCOM as payment for costs incurred under the SSA and the release of holdback shares under the License Agreement. In June 2024 and March 2025, XCOM sold 0.3 million shares and 0.2 million shares, respectively, in a private placement transaction to an affiliate of Thermo.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement and the SSA.

10. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated (amounts in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net loss	$(17,331)	$(13,196)
Effect of Series A Preferred Stock dividends	(2,615)	(2,644)
Net loss attributable to common shareholders	$(19,946)	$(15,840)

Denominator:
Weighted average common shares outstanding	126,476	125,507

Net loss
Basic	$(0.16)	$(0.13)
Diluted	$(0.16)	$(0.13)

For each of the three months ended March 31, 2025 and 2024, 1.4 million shares of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. Included in these shares for all periods presented is a portion of the 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Updated Services Agreements in 2022 based on the treasury stock method. During 2023, the right to purchase 0.3 million shares of common stock vested pursuant to the warrant issued to Thermo for its guarantee of the 2023 Funding Agreement. None of these shares are included in the potentially dilutive securities for the applicable periods presented because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

11. SEGMENT REPORTING

An operating segment is defined as a component of an enterprise which has discrete financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") to decide how to allocate resources and assess performance. In accordance with ASC 280, Segment Reporting, the Company’s only reportable segment is its MSS business. The Company's Chief Executive Officer, Dr. Paul E. Jacobs, is the Company's CODM. Dr. Jacobs manages the consolidated entity and uses net income (loss) as the measure of profit or loss to assess our performance and allocate resources. Dr. Jacobs does not review total assets. Dr. Jacobs reviews revenue and certain operating expenses to determine resource allocations. Revenue is reviewed at a disaggregated level, consistent with the Company’s disclosures in Note 3: Revenue. Expenses are reviewed by the nature of the cost (Cost of Services, Marketing, General and Administrative and Cost of Subscriber Equipment Sales), consistent with the Company’s presentation in its statements of operations. Other operating segment expenses may include stock-based compensation, depreciation, amortization and accretion, the reduction in the value of assets and inventory, interest income and expense, foreign currency gains and losses, gains and losses on extinguishment of debt as well as other smaller items.

12. COMMON STOCK

Effective following the close of trading on February 10, 2025, the Company voluntarily withdrew the listing of its common stock from the NYSE American, effected the reverse stock split at a ratio of 1 to 15 shares of common stock and amended its certificate of incorporation to reduce the number of authorized shares of common stock that it may issue from 2,150,000,000 shares to 143,333,334 shares of common stock. Effective at the start of trading on February 11, 2025, the Company's common stock began trading on a post-split basis under the symbol “GSAT” on the Nasdaq Stock Market LLC. The number of shares of the Company's common stock outstanding was reduced from 1,896,635,805 to 126,442,583.

No fractional shares were issued as a result of the reverse stock split and it did not impact the par value of the Company's common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole share, except that any fractional shares resulting from the reverse stock split for any outstanding awards adjustments pursuant to the terms and conditions of the Company's 2006 Equity Incentive Plan and the award or agreement governing such awards were rounded down to the next whole share. Neither the reverse stock split nor the related amendments to the Company's certificate of incorporation had any impact on the number of shares of preferred stock it is authorized to issue under its certificate of incorporation or the number of issued and outstanding shares of the Series A Preferred Stock.

13. INCOME TAXES

The change in the Company’s effective tax rate when comparing the three months ended March 31, 2025 to March 31, 2024 was driven by current state tax expense as a result of (i) increased forecasted taxable income, (ii) net operating loss utilization in various states and (iii) an increase in the provision for uncertain tax positions.

The Company monitors the realizability of its deferred tax assets considering all relevant factors at each reporting period. As of March 31, 2025, based on the relevant weight of positive and negative evidence, including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods, the Company maintains a valuation allowance on the majority of its U.S. federal, state and foreign deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and applicable notes thereto included in Part I, Item 1 of this Report, together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2024 Annual Report. The following information contains forward-looking statements, which are not guarantees of future performance and are not necessarily indicative of future results and are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those express or implied by the forward-looking statements. See “Forward Looking Statements” at the beginning of this Report for further information.

Overview

Mobile Satellite Services Business

Through its global satellite network, Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”), including wholesale capacity services to the Customer (defined below) and voice and data communications services to retail, business and governmental customers. We offer these services over our network of in-orbit satellites and ground stations (“gateways”), pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing wireless communications services across the globe, we meet our customers' increasing desire for connectivity.

Globalstar System

Satellite and Ground Network

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire at least 17 and up to 26 satellites. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau issued an order granting our application to replenish our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under an additional 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the 17 new satellites by 2025. In February 2025, we entered into another agreement with MDA pursuant to which we expect to acquire more than 50 satellites related to the Extended MSS Network.

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

Business Strategy

Our competitive advantages are leveraged through our ability to deliver wholesale satellite capacity, communications products and services, government services, and terrestrial spectrum and network solutions. These core competencies are outlined below.

Wholesale Satellite Capacity

Wholesale satellite capacity services include satellite network access and related services over the Globalstar System. We provide certain services to Apple, Inc. (the "Customer") pursuant to certain Updated Services Agreements (as defined below). The Updated Services Agreements generally require us to allocate network capacity to support the services provided to the Customer and also for the Customer to enable Band 53/n53 for use in cellular-enabled devices designated by the Customer for use with the services. As consideration for the services provided by us, payments to us include a fixed service fee, fees relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

In October 2024, we agreed to make certain amendments to the then-existing service agreements and entered into other agreements with the Customer (as amended, collectively, the "Updated Services Agreements") with the Customer to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (collectively the "Extended MSS Network"). As consideration for the additional services, payments to us will include incremental service fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred for the provision of such services, and performance bonuses (if earned). For additional information about the Updated Services Agreements, see Note 2: Special Purpose Entity to our condensed consolidated financial statements.

We retain 15% of our current and future network capacity to support our other customers, including our existing and future Commercial IoT, SPOT and Duplex subscribers. This capacity can support a substantial increase in our own subscriber base. This retained satellite capacity can be used by us directly or through additional wholesale customer opportunities.

For the three months ended March 31, 2025 and 2024, the Customer under the Updated Services Agreements was responsible for 61% and 55%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer would likely have a material adverse impact to our financial condition, results of operations and cash flows.

Communications Products and Services

We currently provide the following communications products and services to our MSS subscribers:

•data transmissions using a mobile or fixed device that transmits the location of the devices and other information to a central monitoring station, including our commercial IoT products ("Commercial IoT");
•communication and data transmissions using our SPOT family of mobile devices that transmit messages and the location of the device ("SPOT"); and
•voice communication and data transmissions ("Duplex").

As of March 31, 2025, we had approximately 778,000 subscribers worldwide. Our subscriber count only includes our MSS subscribers using devices sold and manufactured by Globalstar. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

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

We have terrestrial licenses in 12 countries, resulting in approximately 11.9 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 959 million over the covered area) as of March 31, 2025. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. We believe our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhance the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

We have an Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (now known as Virewirx, Inc.) (“Licensor” or “XCOM”). Under the License Agreement, we purchased an exclusive right and license (the “License”) as well as certain intellectual property assets relating to the development and commercialization of XCOM’s key novel technologies for wireless spectrum innovations, including XCOM RAN systems, which is XCOM’s commercially available coordinated multi-point radio system. XCOM RAN systems deliver substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also gained exclusive access to XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. As part of the License Agreement, certain XCOM employees, including engineering, test, product and R&D professionals, who helped develop the licensed technologies, have continued to further commercialize the technology on behalf of Globalstar as either employees or contractors. We believe bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology creates a significant opportunity to deliver private networks for mission-critical needs of customers.

Reverse Stock Split and Nasdaq Listing

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

For additional information regarding the reverse stock split and Nasdaq listing, see Note 1: Basis of Presentation—Reverse Stock Split and Note 12: Common Stock to our consolidated financial statements.

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

Comparison of the Results of Operations for the three months ended March 31, 2025 and 2024

Revenue

Our revenue is categorized as service revenue and equipment revenue. We provide MSS services to customers using the Globalstar System. Equipment revenue is generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the three months ended March 31, 2025, total revenue increased 6% to $60.0 million from $56.5 million for the same period in 2024, resulting primarily from higher wholesale capacity services, offset partially by a decline in subscriber services revenue. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$36,709	61%	$31,212	55%
Subscriber services
Commercial IoT	6,580	11	6,437	11
SPOT	9,371	16	10,243	18
Duplex	3,452	6	4,755	8
Government and other services	955	1	818	1
Total service revenue	$57,067	95%	$53,465	93%

The following table sets forth our average number of subscribers and ARPU by type of service revenue.

	Three Months Ended March 31,
	2025	2024
Average number of subscribers for the period:
Commercial IoT	523,349	502,915
SPOT	229,512	249,640
Duplex	23,189	29,257
Other	249	314
Total	776,299	782,126

ARPU (monthly):
Commercial IoT	$4.19	$4.27
SPOT	13.61	13.68
Duplex	49.62	54.18

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. Other providers of comparable services may count their subscribers differently.

Wholesale capacity services revenue includes revenue generated from satellite network access and related services. Government and other services revenue includes revenue generated primarily from terrestrial spectrum and network solutions as well as governmental and engineering service contracts. None of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity services revenue or government and other services revenue in the table above.

Service Revenue

Wholesale capacity services revenue increased 18% for the three months ended March 31, 2025, compared to the same period in 2024. This category includes revenue from the Customer under the Updated Services Agreements. The majority of the increase during the first quarter of 2025 was due to fees related to expanded services that began in March 2024 as well as revenue associated with higher network costs, which is a driver of the revenue earned under these agreements.

Commercial IoT service revenue increased 2% for the three months ended March 31, 2025, compared to the same period in 2024. Average subscribers are up 4% from the prior year's first quarter due to higher subscriber activations. We also expect activations to increase following commercial sales of our two-way reference design module during the second quarter of 2025.

SPOT service revenue decreased 9% for the three months ended March 31, 2025, compared to the same period in 2024, due principally to fewer subscribers. The decline in average subscribers is due to continued competitive pressure; however, product engineering efforts are underway to develop a new consumer SPOT device, which we believe could stabilize or even increase demand for such services from our subscribers.

Duplex service revenue decreased 27% for the three months ended March 31, 2025, compared to the same period in 2024, due to (i) fewer average subscribers resulting in part from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue and (ii) lower ARPU for these services due in part to foreign exchange rate changes.

Government and other services revenue increased 17% for the three months ended March 31, 2025, compared to the same period in 2024. This category includes fees earned from various governmental service contracts, including with Parsons Corporation, as well as services associated with XCOM RAN sales.

Operating Expenses

Total operating expenses were $68.5 million for the three months ended March 31, 2025, compared to $61.2 million during the same period in 2024. An increase in cost of services and marketing, general and administrative expenses were offset partially by a decrease in stock-based compensation. Higher operating expenses were also impacted by a loss on disposal of assets. The main contributors to the variances in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $1.9 million, or 11%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase was due primarily to expenses totaling $1.7 million for the Support Services Agreement (the “SSA”) as well as other ancillary costs to support XCOM technology development. Costs to support new MSS product development also contributed to the increase in operating expenses during the quarter.

We also continue to incur higher costs following network expansion and upgrades. In connection with services provided under the Updated Services Agreements, a substantial portion of network-related costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. Personnel costs that support the Globalstar System increased $0.8 million from the prior year's first quarter, including $0.3 million related to annual cash bonuses paid in March 2025.

In February 2025, we received an employee retention credit as a result of our eligibility under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the second quarter of 2021. The total refund of $2.0 million reduced operating expenses during the first quarter of 2025, of which $1.4 million was allocated to Cost of Services and $0.6 million was allocated to Marketing, General and Administrative expense, based on the employee costs incurred during the eligible period.

Marketing, General and Administrative

Marketing, general and administrative costs increased $0.9 million, or 9%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase was due primarily to higher professional fees totaling $0.6 million, such as accounting and tax services, as well as legal fees associated with the Globalstar SPE; however, these fees are not expected to recur at this level in the future. Other smaller items, such as personnel costs, costs supporting XCOM (discussed above) as well as occupancy and tax expense, also contributed to the increase in expense from the prior year's quarter. These increases were offset by a portion of the employee retention credit received during the first quarter of 2025 (as discussed above).

Stock-Based Compensation

Stock-based compensation expense decreased $2.3 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023, the majority of the cost of which was recognized in 2024.

Reduction in Value and Loss on Disposal of Assets

During the first quarter of 2025, we recorded a loss on disposal of assets totaling $7.0 million, which is the net book value of one of our second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable. Based on our recent and historical testing, we currently do not believe that our other second-generation satellites will experience a similar anomaly during their projected remaining useful lives. Similar activity did not occur at this level in the first quarter of 2024.

Other (Expense) Income

Interest Income and Expense

Interest income and expense, net, increased $4.2 million during the three months ended March 31, 2025, compared to the same period in 2024, due to higher interest costs associated with the 2024 Prepayment Agreement totaling $11.5 million, inclusive of a non-cash significant financing component ($8.0 million) in accordance with ASC 606 as well as accrued fees ($7.5 million) offset by debt premium amortization ($4.0 million). During 2024, we paid down the principal balance of the 2023 13% Notes, which reduced interest expense by $7.3 million when comparing the first quarter of 2024 to the first quarter of 2025. Capitalized interest decreased $3.4 million (due in part to the decrease in interest costs eligible for capitalization), which increased "interest income and expense, net" during the first quarter of 2025. Interest income increased $2.7 million (due to a higher cash balance), which decreased "interest income and expense, net" during the first quarter of 2025.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency gains of $4.1 million during the three months ended March 31, 2025, compared to foreign currency losses of $3.8 million during the three months ended March 31, 2024. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Income Tax Expense

Income tax expense increased $4.6 million during the three months ended March 31, 2025, compared to the same period in 2024. The increase was driven by current state tax expense as a result of (i) increased forecasted taxable income, (ii) net operating loss utilization in various states and (iii) an increase in the provision for uncertain tax positions.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the 2023 Funding Agreement and Infrastructure Prepayment (each term defined below). We expect these liquidity sources to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures, including related to the Extended MSS Network and other growth opportunities, and financing obligations, including scheduled recoupments under the 2021 and 2023 Funding Agreements and 2024 Prepayment Agreement as well as dividends on our perpetual preferred stock. In addition, we have issued warrants to the Customer that are exercisable in accordance with the Updated Services Agreements and to Thermo in connection with its guarantee of the 2023 Funding Agreement. These warrants would become a source of liquidity if exercised.

As of March 31, 2025 and December 31, 2024, we held cash and cash equivalents of $241.4 million and $391.2 million, respectively. The decrease in cash and cash equivalents during the first quarter of 2025 was due primarily to capital expenditures associated with our commitments under the Updated Services Agreements.

The principal amount of our debt outstanding was $408.8 million at March 31, 2025, compared to $417.5 million at December 31, 2024. This decrease was due to our scheduled recoupment of $8.7 million under the 2021 Funding Agreement (more detailed discussion and defined terms below).

Cash Flows for the three months ended March 31, 2025 and 2024

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$51,864	$29,818
Net cash used in investing activities	(190,582)	(54,249)
Net cash (used in) provided by financing activities	(11,406)	27,106
Effect of exchange rate changes on cash and cash equivalents	371	(137)
Net (decrease) increase in cash and cash equivalents	$(149,753)	$2,538

Cash Flows Provided by Operating Activities

Net cash provided by operating activities includes primarily cash received from our customers from the sale of products and services, including the performance of wholesale capacity services as well as related to the purchase of equipment and satellite voice and data services. We use cash in operating activities primarily for network costs, personnel costs, inventory purchases and other general corporate expenditures.

Net cash provided by operating activities during the three months ended March 31, 2025 was $51.9 million, compared to $29.8 million during the same period in 2024. This improvement was due to favorable working capital changes resulting primarily from accelerated services fees paid to us totaling $22.5 million associated with the Updated Services Agreements, which increased deferred revenue during the first quarter of 2025. Lower net income, after adjusting for noncash items, partially offset the favorable working capital changes during the period.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $190.6 million for the three months ended March 31, 2025, compared to $54.2 million for the same period in 2024. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements and, during 2024, payments of capitalized interest. The increase in net cash flow used in investing activities was due primarily to an increase in network upgrades during 2025, principally due to $143.6 million in milestone payments to MDA associated with the Extended MSS Network contract executed in February 2025.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $11.4 million during the three month period ended March 31, 2025, compared to net cash provided by financing activities of $27.1 million for the same period in 2024. In February 2024, we received proceeds from the 2023 Funding Agreement totaling $37.7 million, which was used to pay amounts owed to MDA. During both 2025 and 2024, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement and also paid cash dividends to our preferred equity holders.

Indebtedness and Other Financing Arrangements

At March 31, 2025, the principal amount of our debt totaled $408.8 million, which accrues fees at a weighted average stated rate up to 9%.

At March 31, 2025, our deferred revenue, net totaled $380.1 million, of which the majority is expected to be earned over a period in excess of five years as we perform services to support the Updated Services Agreements.

During the first quarter of 2025, we paid dividends totaling $2.6 million to holders of the Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum.

For more information regarding our 2024 Debt Repayment, 2021 and 2023 Funding Agreements, Series A Preferred Stock and Infrastructure Payments, see Note 5: Long-Term Debt and Other Financing Arrangements and Note 2: Special Purpose Entity to our condensed consolidated financial statements.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting guidance and the expected impact that the guidance could have on our condensed consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 1: Basis of Presentation to our condensed consolidated financial statements in Part I, Item 1 of this Report.

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates from the information provided in the "Critical Accounting Policies and Estimates" section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risk during the quarter ended March 31, 2025. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") as of March 31, 2025, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2025.

(b) Changes in internal control over financial reporting.

As of March 31, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement.

Sixth Amended and Restated Bylaws

Effective May 6, 2025, our Board amended and restated the Company’s Fifth Amended and Restated Bylaws (as amended and restated, the “Bylaws”) primarily to clarify and implement certain procedural and disclosure requirements for the Company’s stockholders to propose business or director nominees at annual or special meetings of stockholders. The amendments also modify certain other provisions to align the Bylaws more closely with the current Delaware General Corporation Law (the “DGCL”) and prevailing practices.

Among other changes, the amendments to the Bylaws:

•modify the provisions of the Bylaws relating to the (i) principal office, adjournment procedures, notice requirements, revocability of stockholder proxies, accessing the stockholder list, and emergency bylaws to align more closely with the DGCL, and (ii) issuance of stock certificates, the transfer of shares and handling of lost stock certificates to reflect the post-reverse split status of the Company’s common stock (Article I; Article II, Sections 2.1-2.2, 2.6 and 2.10; Article III, Sections 3.5-3.6 and 3.10; Article VI).

•add an advance notice bylaw that sets restrictions and conditions on the method and timing of any proposals or director nominations submitted by stockholders for consideration at an annual or special meeting of stockholders (Article II, Section 2.3).

•clarify (i) the quorum requirements for the transaction of business at stockholder meetings; and (ii) the default voting standard for matters subject to stockholder votes to better align with the default voting standard set forth in the Company’s certificate of incorporation and the treatment of abstentions and broker non-votes in relation to each of the various voting standards applicable under the Bylaws and certificate of incorporation (Article II, Sections 2.4-2.5).

•clarify the number of directors to provide more flexibility with respect to the total number of directors on the Board and the number of directors in each class (Article III, Section 3.2).

•add a provision that permits the Company’s Chief Executive Officer to call special meetings of the Board (Article III, Section 3.4).

•clarify the mandatory officers the Board is required to appoint and provide for certain default duties of such officers as well as additional categories of officers that the Board may appoint (Article V, Sections 5.1 and 5.4-5.10).

The Bylaws also include certain additional ministerial, technical, conforming, modernizing, streamlining and clarifying changes, including changes intended to conform the Bylaws with recent amendments to the DGCL. The foregoing description is qualified in its entirety by the Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Composite Certificate of Incorporation of Globalstar, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the SEC on February 28, 2025)
3.2	Sixth Amended and Restated Bylaws of Globalstar, Inc.
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 8, 2025	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)