Form 10-Q
period 2025-06-30
Globalstar, Inc.
filed 2025-08-07
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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

As of August 1, 2025, 126,672,742 shares of common stock were outstanding and 149,425 shares of preferred stock were outstanding.

FORM 10-Q

GLOBALSTAR, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives) and the completion and launch of new satellites, our expectations regarding the outcomes of regulatory and licensing proceedings, the expected growth prospects of our existing customers and the markets that we serve, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "might," "could," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to meet our obligations and attain anticipated benefits under the Updated Services Agreements (as defined herein), the operational performance and orbital lives of our satellites, including damage to, failure of, or disruptions or other problems at our satellites or associated ground facilities, change in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand (including delay of the completion or launch of new satellites), our ability to exploit and respond to technological innovation, including integrating licensed technology into our products and services and developing, acquiring, maintaining and protecting information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, the availability of equipment, component parts and other materials used in our business operations, the reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), our compliance with and interpretation of a diverse and fluid array of complex laws and regulations (including tax laws and regulations), including those related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, any cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority, additional spectrum sharing agreements, or revocation, modification or non-renewal of necessary licenses, the opportunities for strategic business transactions and the effects of consolidation in our industry on us and our competitors, the effects of our reverse stock split and Nasdaq listing, business interruptions due to natural disasters, unexpected events or public health crises and other factors described in more detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Annual Report"). Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances or changes in our assumptions, business plans or other changes.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Service revenue	$63,216	$57,635	$120,283	$111,100
Subscriber equipment sales	3,932	2,750	6,897	5,765
Total revenue	67,148	60,385	127,180	116,865
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	19,479	18,114	38,104	34,873
Cost of subscriber equipment sales	2,881	2,066	4,928	4,224
Marketing, general and administrative	9,683	10,353	21,272	20,999
Stock-based compensation	5,949	9,164	12,906	18,391
Reduction in the value and disposal of long-lived assets	—	—	7,038	305
Depreciation, amortization and accretion	23,010	22,110	45,287	44,207
Total operating expenses	61,002	61,807	129,535	122,999
Income (loss) from operations	6,146	(1,422)	(2,355)	(6,134)
Other income (expense):
Interest income and expense, net of amounts capitalized	(7,428)	(3,644)	(15,373)	(7,429)
Foreign currency gain (loss)	11,966	(4,493)	16,072	(8,335)
Derivative and other	6,697	58	6,284	(791)
Total other income (expense)	11,235	(8,079)	6,983	(16,555)
Income (loss) before income taxes	17,381	(9,501)	4,628	(22,689)
Income tax (benefit) expense	(1,827)	182	2,751	190
Net income (loss)	$19,208	$(9,683)	$1,877	$(22,879)

Other comprehensive income (loss):
Foreign currency translation adjustments	(7,577)	1,864	(10,422)	4,257
Comprehensive income (loss)	$11,631	$(7,819)	$(8,545)	$(18,622)

Net income (loss) attributable to common shareholders (Note 11)	16,564	(12,327)	(3,382)	(28,167)

Net income (loss) per common share:
Basic (1)	$0.13	$(0.10)	$(0.03)	$(0.22)
Diluted (1)	0.13	(0.10)	(0.03)	(0.22)
Weighted-average shares outstanding:
Basic (1)	126,614	125,614	126,545	125,560
Diluted (1)	127,854	125,614	126,545	125,560

(1) The number of shares as of June 30, 2024 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 13: Common Stock.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$308,226	$391,164
Accounts receivable, net of allowance for credit losses of $1,456 and $1,504, respectively	24,775	26,952
Inventory	11,485	10,741
Prepaid expenses and other current assets	18,905	18,714
Total current assets	363,391	447,571
Property and equipment, net	900,842	673,632
Operating lease right of use assets, net	60,483	31,835
Prepaid network costs	324,139	312,342
Derivative asset	117,184	108,799
Intangible and other assets, net of accumulated amortization of $10,094 and $7,625, respectively	143,110	136,058
Total assets	$1,909,149	$1,710,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,708	$34,600
Accounts payable and accrued expenses	38,996	29,677
Accrued network construction costs	15,989	15,613
Payables to affiliates	315	394
Deferred revenue, net	51,232	61,201
Total current liabilities	129,240	141,485
Long-term debt	468,799	476,822
Operating lease liabilities	51,406	26,256
Deferred revenue, net	473,306	288,171
Other non-current liabilities	425,518	418,620
Total non-current liabilities	1,419,029	1,209,869

Total liabilities	1,548,269	1,351,354

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 126,669,119 and 126,424,799 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (1)	13	13
Additional paid-in capital (1)	2,484,106	2,473,564
Accumulated other comprehensive income	3,030	13,452
Retained deficit	(2,126,269)	(2,128,146)
Total stockholders’ equity	360,880	358,883
Total liabilities and stockholders’ equity	$1,909,149	$1,710,237

(1) The number of shares as of December 31, 2024 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 13: Common Stock.

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2025	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	154	—	8,220	—	—	8,220
Series A Preferred Stock Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	32	—	—	32
Other comprehensive loss	—	—	—	—	—	(2,845)	—	(2,845)
Net loss	—	—	—	—	—	—	(17,331)	(17,331)
Balances – March 31, 2025	149	$—	126,579	$13	$2,479,201	$10,607	$(2,145,477)	$344,344
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	90	—	6,626	—	—	6,626
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	923	—	—	923
Other comprehensive loss	—	—	—	—	—	(7,577)	—	(7,577)
Net income	—	—	—	—	—	—	19,208	19,208
Balances – June 30, 2025	149	$—	126,669	$13	$2,484,106	$3,030	$(2,126,269)	$360,880

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2024	149	$—	125,413	$13	$2,438,878	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	183	—	11,794	—	—	11,794
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	(272)	—	—	(272)
Other comprehensive income	—	—	—	—	—	2,393	—	2,393
Net loss	—	—	—	—	—	—	(13,196)	(13,196)
Balances – March 31, 2024	149	$—	125,596	$13	$2,447,756	$7,463	$(2,078,178)	$377,054
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	38	—	8,844	—	—	8,844
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Issuance of stock in connection with License Agreement with XCOM	—	—	510	—	7,500	—	—	7,500
Other	—	—	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	—	1,864	—	1,864
Net loss	—	—	—	—	—	—	(9,683)	(9,683)
Balances – June 30, 2024	149	$—	126,144	$13	$2,461,496	$9,327	$(2,087,861)	$382,975

(1) The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 13: Common Stock.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows provided by operating activities:
Net income (loss)	$1,877	$(22,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	45,287	44,207
Stock-based compensation expense	12,906	18,391
Noncash interest and accretion expense	17,341	4,646
Unrealized foreign currency (gain) loss	(16,196)	8,361
Reduction in the value and disposal of long-lived assets	7,038	305
Other, net	(5,942)	1,954
Changes in operating assets and liabilities:
Accounts receivable	5,092	8,195
Inventory, prepaid expenses and other assets	(4,084)	2,321
Accounts payable and accrued expenses	(172)	(2,622)
Other non-current liabilities	988	1,843
Deferred revenue	145,606	1,764
Net cash provided by operating activities	209,741	66,486
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(41,841)	(65,059)
Payments for network upgrades to support the Extended MSS Network	(223,695)	—
Payments of capitalized interest	—	(3,954)
Payments for network upgrades to support product development	(2,798)	(4,777)
Purchase of intangible assets	(3,454)	(668)
Net cash used in investing activities	(271,788)	(74,458)
Cash flows (used in) provided by financing activities:
Proceeds from 2023 Funding Agreement	—	37,747
Principal payment of 2021 Funding Agreement	(17,300)	(17,300)
Dividends paid on Series A Preferred Stock	(5,259)	(5,288)
Proceeds from issuance of common stock and exercise of options and other	535	1,085
Net cash (used in) provided by financing activities	(22,024)	16,244
Effect of exchange rate changes on cash and cash equivalents	1,133	(682)
Net (decrease) increase in cash and cash equivalents	(82,938)	7,590
Cash and cash equivalents, beginning of period	391,164	56,744
Cash and cash equivalents, end of period (1)	$308,226	$64,334

	Six Months Ended
	June 30, 2025	June 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,694

Supplemental disclosure of non-cash financing and investing activities:
Network construction assets included in accrued expenses	15,989	19,866
Fair value of common stock issued for XCOM SSA	—	7,500
Construction in progress assets acquired through XCOM SSA	1,810	2,754
(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Through its global satellite network, Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services to retail, business and governmental customers as well as wholesale capacity services. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Executive Chairman of the Company's Board of Directors (the "Board") controls Thermo.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures made are adequate to make the information presented in this Report not misleading. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025 (the “2024 Annual Report”).

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. The Company's consolidated financial statements include results and amounts for the Globalstar SPE (as defined below), which is a variable interest entity further described in Note 2, of which Globalstar is the primary beneficiary. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year or any future period.

Reverse Stock Split

On February 10, 2025, the Company effectuated a reverse stock split of its common stock at a 1-for-15 ratio.

All issued and outstanding common stock, options and warrants to purchase common stock and per share amounts contained in this Report have been adjusted retroactively to reflect the change in capital structure for the periods prior to the completion of the reverse stock split, as applicable. Refer to Note 13: Common Stock for additional information.

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

2. SPECIAL PURPOSE ENTITY

The Company provides wholesale capacity over its mobile satellite system (the "Services") to its customer, Apple Inc. (the "Customer") pursuant to a service agreement and certain related ancillary agreements (collectively, the “Service Agreements”) for the Phase 1 Service Period and Phase 2 Service Period (as defined below). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022.

Effective November 5, 2024 (the "Closing Date"), the Company and the Customer amended the Service Agreements and entered into other related agreements (the Service Agreements as amended, collectively, the “Updated Services Agreements”) for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the “Extended MSS Network”) for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the “Globalstar SPE”), a variable interest entity, and (ii) operated by the Company. The Customer (i) has prepaid, and is required, subject to certain conditions, to continue to prepay, for certain services to be delivered by the Company to the Customer’s end users who will utilize the Extended MSS Network under the Updated Services Agreements and (ii) is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the Company's existing network of in-orbit satellites and ground stations ("gateways") pursuant to its spectrum licenses (the "Globalstar System") ("Phase 1 Service Period"), 2) future Services provided over the new replacement satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the anticipated launch of the first set of such replacement satellites in the fourth quarter of 2025, and 3) future Services provided over the Extended MSS Network.

The table below includes the assets of the Globalstar SPE as of June 30, 2025 (amounts in thousands):

As of June 30, 2025
Assets
Cash and cash equivalents	$34,550
Property and equipment, net	293,826
Prepaid network costs	284,412
Intangibles and other asset, net	12,121
Total Assets	$624,909

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

Extended MSS Network Prepayments and 2024 Debt Repayment

The Updated Services Agreements provide, among other things, that the Customer will make cash payments to the Company for capital expenditures in connection with the Extended MSS Network. The payments required by the Updated Services Agreements consist of: (1) an infrastructure prepayment (the “Infrastructure Prepayment”) of up to $1.1 billion, which is to be funded quarterly (as needed) over the construction period of the satellites to be used in the Extended MSS Network, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units, to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) the amount that was necessary for the Company to fully retire on the Closing Date its 2023 13% Notes (the "2024 Debt Repayment"), as described further herein. The terms of the Infrastructure Prepayment and the 2024 Debt Repayment are contained within one prepayment agreement (the “2024 Prepayment Agreement”). The Company expects to fully payoff amounts owed under the 2024 Prepayment Agreement and to redeem the Customer Class B Units within the design useful life of the new satellites. The Company expects that such amounts payable to the Customer will be fully offset by amounts payable by the Customer under the Updated Services Agreements.

Infrastructure Prepayment

During 2025 and 2024, the Company received $124.7 million and $278.0 million, respectively, from the Customer pursuant to the Infrastructure Prepayment. The Company recorded these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be earned as revenue as services are performed. $225.0 million of the Infrastructure Prepayment accrues fees payable to the Customer that will be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network. The remaining amount of the Infrastructure Prepayment does not and will not accrue fees. Refer to Note 3: Revenue for further discussion.

2024 Debt Repayment

On the Closing Date, the Company received $235 million from the Customer pursuant to the 2024 Debt Repayment, representing the amount necessary to retire the Company's outstanding 2023 13% Notes. Refer to Note 6: Long-Term Debt and Other Financing Arrangements for further information.

Service Fees

As consideration for the satellite services provided for in the Updated Services Agreements, the incremental service fees payable by the Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred by the Company for the provision of such services, and performance bonuses. Payment of a portion of these fees is subject to the satisfaction of certain licensing, service levels and milestone achievements. Additionally, the Updated Services Agreements also provide for annual service fees of $30 million to be accelerated. Such accelerated payments began in the first quarter of 2025.

Other

In connection with the Updated Services Agreements, in October 2024, the Company entered into a launch services agreement with Space Exploration Technologies Corp. ("SpaceX") for the new satellites that will be procured for the Extended MSS Network. Refer to Note 9: Commitments and Contingencies for further information.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service revenue:
Wholesale capacity services	$42,385	$34,075	$79,094	$65,287
Subscriber services
Commercial IoT	7,051	6,716	13,631	13,153
SPOT	9,224	10,379	18,595	20,622
Duplex	3,677	4,965	7,129	9,720
Government and other services	879	1,500	1,834	2,318
Total service revenue	63,216	57,635	120,283	111,100

Total subscriber equipment sales	3,932	2,750	6,897	5,765

Total revenue	$67,148	$60,385	$127,180	$116,865

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

	As of:
	June 30, 2025	December 31, 2024
Accounts receivable, net of allowance for credit losses
Subscriber and other accounts receivable	$14,559	$14,829
Wholesale capacity accounts receivable	10,216	12,123
Total accounts receivable, net of allowance for credit losses	$24,775	$26,952

The Company has entered into a satellite procurement agreement and two launch services agreements to support the Phase 2 Service Period, with the second launch services agreement entered into in June 2025. The new satellites purchased under the satellite procurement agreement are intended to replace the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis once the first set of new satellites are successfully utilized to provide services for the Phase 2 Service Period. Based on construction in progress through June 30, 2025, the Company expects to bill $257.2 million associated with the Phase 2 Service Period. Refer to Note 9: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands).

	As of:
	June 30, 2025	December 31, 2024
Short-term contract liabilities
Subscriber and other contract liabilities	$18,455	$19,710
Wholesale capacity contract liabilities, net of contract asset	32,777	41,491
Total short-term contract liabilities	$51,232	$61,201
Long-term contract liabilities
Subscriber and other contract liabilities	$1,250	$1,431
Wholesale capacity contract liabilities, net of contract asset	472,056	286,740
Total long-term contract liabilities	$473,306	$288,171
Total contract liabilities	$524,538	$349,372

For subscriber and other contract liabilities, the amount of revenue recognized during the six months ended June 30, 2025 and 2024 from performance obligations included in the contract liability balance at the beginning of these periods was $11.4 million and $12.8 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the six months ended June 30, 2025 and 2024 from performance obligations included in the contract liability balance at the beginning of these periods was $31.3 million and $25.9 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands).

	As of:
	June 30, 2025	December 31, 2024
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (1)	$10,032	$12,247
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	21,034	21,914
Advanced payments contractually owed for services expected to be performed with the next-generation satellite constellation prior to the Phase 2 Service Period	7,351	8,950
Advanced payments for the Phase 1 Service Period fixed fee, service-related operating and capital expenditures and other services	23,778	25,170
Advanced payments under the Infrastructure Prepayment (See Note 2: Special Purpose Entity)	402,733	278,043
Additional consideration associated with the Updated Services Agreements (2)	38,456	7,288
Other advanced payments associated with future performance obligations (3)	48,232	18,284
Contract asset (4)	(46,783)	(43,665)
Wholesale capacity contract liabilities, net	$504,833	$328,231

(1)Includes additional consideration associated with the below-market interest rates within the 2021 Funding Agreement and 2023 Funding Agreement. This consideration will be recognized over the estimated Phase 1 and Phase 2 Service Periods.

(2)Includes additional consideration representing the implied economic benefit to Globalstar for receiving these payments in advance of service. This consideration includes: a) $19.0 million associated with the fee reduction mechanism embedded in the 2024 Debt Repayment and a portion of the Infrastructure Prepayment, and b) an estimate of the significant financing component totaling $19.5 million within these agreements. It is anticipated that this consideration will be recognized over the estimated Extended MSS Network service period.
(3)Includes primarily: a) advanced service payments received during 2025 totaling $30.0 million related to the Updated Services Agreements, which provide for annual service fees of $30 million to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. This consideration will be recognized during the Extended MSS Network service period.
(4)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time and totaled $41.9 million as of June 30, 2025.

4. LEASES

The following tables disclose the components of the Company’s operating leases (amounts in thousands):

	As of:
	June 30, 2025	December 31, 2024
Operating leases:
Right-of-use asset, net	$60,483	$31,835

Short-term lease liability (recorded in accrued expenses)	5,273	4,251
Long-term lease liability	51,406	26,256
Total operating lease liabilities	$56,679	$30,507

During 2025, the Company modified its leases in Mexico, Spain and Singapore, resulting in increases to the right-of-use assets totaling $9.0 million, $10.0 million and $12.3 million, respectively. These modifications were made in connection with the Updated Services Agreements and for certain locations, extend the lease term and/or expand the leased footprint.

Finance leases are not significant to the Company's financial statements as of June 30, 2025 and December 31, 2024.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Operating lease cost (1)	$2,050	$1,630	$3,702	$3,124
Short-term lease cost	27	113	109	277
Total lease cost	$2,077	$1,743	$3,811	$3,401

(1) Includes sublease income.

Amortization and interest associated with finance leases were less than $0.1 million in total for each of the three and six month periods ended June 30, 2025 and 2024; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for operating leases.

	As of:
	June 30, 2025	December 31, 2024

Weighted-average lease term
Finance leases	2.9 years	3.4 years
Operating Leases	17.0 years	8.3 years

Weighted-average discount rate
Finance leases	9.5%	9.5%
Operating leases	8.3%	8.7%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,155	$3,047

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the three and six month periods ended June 30, 2025 and 2024; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of June 30, 2025 (amounts in thousands):

	Operating Leases	Finance Leases

2025 (remaining)	$4,916	$20
2026	9,109	39
2027	7,644	32
2028	7,540	16
2029	5,780	1
Thereafter	68,865	—
Total lease payments	$103,854	$108
Imputed interest	(47,175)	(13)
Discounted lease liability	$56,679	$95

In connection with the Extended MSS Network, the Company will likely enter into additional operating leases in the future, the amount and timing of such leases is unknown and excluded from the table above.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	June 30, 2025	December 31, 2024
Globalstar System:
Space component	$1,121,662	$1,167,332
Ground component	107,278	102,717
Construction in progress:
Space component	605,781	357,825
Ground component	43,923	20,545
Other	9,910	8,727
Total Globalstar System	1,888,554	1,657,146
Internally developed and purchased software	25,537	24,309
Equipment	17,208	14,904
Land and buildings	3,596	3,222
Leasehold improvements	2,285	2,180
Total property and equipment	1,937,180	1,701,761
Accumulated depreciation	(1,036,338)	(1,028,129)
Total property and equipment, net	$900,842	$673,632

During the first quarter of 2025, the Company recorded a loss on disposal of assets of $7.0 million on its consolidated statements of operations. This loss reflects the net book value of one of the Company's second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable.

The Company has agreements with Macdonald, Dettwiler and Associates Corporation ("MDA") and SpaceX for 1) the purchase and launch of the satellites that are intended to replace the Company's current HIBLEO-4 U.S.-licensed system and 2) the purchase and launch of additional satellites to support the Extended MSS Network. Refer to Note 9: Commitments and Contingencies for additional information regarding these agreements.

As of June 30, 2025, in connection with constructing and preparing for the launch of the HIBLEO-4 replacement satellites, the Company has incurred $244.8 million and $23.6 million for milestones completed under these agreements with MDA and SpaceX, respectively. As of June 30, 2025, in connection with the constructing and preparing for the launch of the Extended MSS Network, the Company has incurred $209.6 million and $44.6 million for milestones completed under these agreements with MDA and SpaceX, respectively. These costs, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	As of:
	June 30, 2025			December 31, 2024
	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$101,630	$323,255	$221,625	$107,176	$328,801
2023 Funding Agreement	155,000	(9,456)	145,544	155,000	(11,031)	143,969
2021 Funding Agreement	23,550	(842)	22,708	40,850	(2,198)	38,652
Total debt	$400,175	$91,332	$491,507	$417,475	$93,947	$511,422
Less: current portion	23,550	(842)	22,708	34,600	—	34,600
Long-term debt	$376,625	$92,174	$468,799	$382,875	$93,947	$476,822

The carrying value of our debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of June 30, 2025, the current portion of long-term debt relates to the 2021 Funding Agreement and represents the amounts expected to be paid under the Updated Services Agreements (as previously defined) through service fee offsets from the Customer during the next twelve months.

2024 Debt Repayment

As discussed in Note 2: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million (including $13.3 million of make whole premium payments, which were recorded to deferred revenue) for the Company to retire its outstanding 2023 13% Notes. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. The balance accrued for these fees is included primarily in long-term deferred revenue on the Company's balance sheet (refer to Note 3: Revenue for further information). As of June 30, 2025, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million.

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

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of satellites purchased under such agreement. As of June 30, 2025, the Company received aggregate payments under the 2023 Funding Agreement of $155 million, with no amounts received during the first six months of 2025. As of June 30, 2025, the outstanding principal balance under the 2023 Funding Agreement was $155.0 million.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer beginning in the third quarter of 2026 and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees, which totaled $18.2 million as of June 30, 2025, is included in "Other non-current liabilities" on the Company's balance sheet.

For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments. The Company’s obligations under the 2023 Funding Agreement are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Service Agreements. See Note 10: Related Party Transactions for further information regarding Thermo's guarantee.

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

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). The Company's obligations under the 2021 Funding Agreement are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries. This funding is being repaid by offsetting against amounts payable as services are performed by the Company. The last recoupment is expected to be made in the first quarter of 2026. The debt discount associated with the 2021 Funding Agreement is accreting to interest expense through the maturity date using the effective interest rate method. No interest accrues on amounts outstanding under the 2021 Funding Agreement. During the six months ended June 30, 2025, a total of $17.3 million was recouped pursuant to the terms of the 2021 Funding Agreement. As of June 30, 2025, the outstanding principal balance under the 2021 Funding Agreement was $23.6 million.

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

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the six months ended June 30, 2025, the Company paid dividends approved by the Company's Board of Directors totaling $5.3 million.

7. DERIVATIVES

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

This derivative and related features embedded in the debt instrument that is required to be accounted for as a derivative is described below. See Note 8: Fair Value Measurements for further information.

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

As of June 30, 2025 and December 31, 2024, the Company recorded the fair value of the embedded derivative, totaling $117.2 million and $108.8 million, respectively, as a derivative asset. The Company records a derivative gain or loss resulting from mark-to-market adjustments, which is reflected in "Other" in the Company’s consolidated statement of operations.

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

Embedded Derivative within the 2024 Debt Repayment
The embedded derivative relating to the 2024 Debt Repayment is valued using a discounted cash flow model. The most significant input used in the fair value measurement was the discount yield, which was 7.32% and 7.58%, at June 30, 2025 and December 31, 2024, respectively. As the discount yield used in the valuation process increases, the fair value of the embedded derivative decreases. Conversely, as the length of time between the reporting date and the projected milestone deadlines decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value.

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

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
Balance at beginning of period	$108,799	$1,295
Issuance of embedded derivative within the 2024 Debt Repayment	2,480	109,601
Unrealized gain (loss), included in derivative and other	5,905	(2,097)
Balance at end of period	$117,184	$108,799
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

9. COMMITMENTS AND CONTINGENCIES

Updated Services Agreements

The Updated Services Agreements set forth the primary terms for the Company to provide expanded services to the Customer and incur costs related to the Extended MSS Network, which primarily relate to the construction of new gateways and the upgrade of existing gateways as well as new satellite construction and launch services. The Updated Services Agreements have an indefinite term but are terminable by the Customer at any time upon advance notice or a force majeure event, or by either party upon the occurrence of certain events of default. The Updated Services Agreements obligate the Company to comply with various commitments.

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) to replace its HIBLEO-4 U.S.-licensed system with an amended contract price of $329.3 million for the initial 17 replacement satellites, with delivery expected to occur later in 2025. In addition, MDA will provide a satellite operations control center for $5.0 million as well as other equipment for $4.2 million.

In February 2025, the Company entered into another agreement with MDA pursuant to which the Company will acquire more than 50 satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreements

In each of August 2023 and June 2025, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA. In June 2025, the Company and SpaceX extended the launch timeframe and selected a launch window under the August 2023 launch services agreement for the first set of replacement satellites during the fourth quarter of 2025.

In October 2024, the Company entered into a separate agreement with SpaceX for the launch of satellites related to the Extended MSS Network.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, the Company expects to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the HIBLEO-4 replacement satellites, launch services agreements for such replacement satellites and other ancillary equipment and costs (to be paid on a straight-line basis over the design life of such replacement satellites) beginning with the commencement of the Phase 2 Service Period. The Phase 2 Service Period is expected to begin when the first set of the new replacement satellites are successfully utilized to provide Services.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network.

As of June 30, 2025, the Company has outstanding purchase orders for this project approximately $800.0 million to vendors for various satellite and ground components of the Extended MSS Network, which are expected to be paid with funds from the Infrastructure Prepayment. The Company will continue to incur these costs over the next few years until it completes construction and begins providing Services over the Extended MSS Network.

10. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Board are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to arms' length transactions were $0.3 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

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

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2025 lease payments will total $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the six months ended June 30, 2025 and 2024, the Company incurred lease expense of $0.8 million under this lease agreement.

Series A Preferred Stock

Thermo owns $136.7 million of the Company's Series A Preferred Stock (the "Series A Preferred Stock"), based upon the shares' liquidation preference. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the six months ended June 30, 2025, the Company made dividend payments to Thermo, which were approved by the Board, totaling $4.8 million.

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

Certain amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Service Agreements are guaranteed by Thermo pursuant to a guaranty agreement (the "Thermo Guaranty"). As consideration for Thermo's guarantee, the Company issued to Thermo a warrant to purchase 666,668 shares of the Company’s common stock at an exercise price equal to $30.00 per share (as calculated pursuant to the Thermo Guaranty). The right to purchase 333,334 shares under the warrant vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the right to purchase the remaining 333,334 shares under the warrant may vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of the Thermo Guaranty. The warrant expires in December 2028.

In connection with the Updated Services Agreements, the Company, the Customer and Thermo amended the Thermo Guaranty to lower the amount of Guaranteed Obligations (as defined in the Thermo Guaranty) to $100 million (collectively with the Thermo Guaranty, the "Amended Thermo Guaranty"). The entry into the Amended Thermo Guaranty required approval of the Company's stockholders (other than Thermo, including its affiliates), which was received at the Company's 2025 annual meeting of stockholders on May 20, 2025. No changes were made to the existing outstanding warrants associated with the Thermo Guaranty and no additional warrants or rights to purchase additional shares of the Company's common stock were issued to Thermo in connection with the entry into the Amended Thermo Guaranty.

To the extent Thermo is required to advance amounts under the Amended Thermo Guaranty, the Company is required to issue shares of its common stock to Thermo in respect of such advance in an amount equal to the amount of such payment divided by the average of the volume weighted average price of the Company’s common stock for the five trading days immediately preceding such payment.

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

Agreements with XCOM

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("Licensor" or "XCOM") and is the controlling stockholder of XCOM. In connection with the Company's Intellectual Property License Agreement with XCOM (the "License Agreement"), Globalstar issued to XCOM 4.0 million shares of Globalstar common stock, representing a transaction value of approximately $68.7 million on the date of issuance. Of the consideration paid for the License Agreement, 1.1 million shares were issued to Dr. Jacobs.

The Company and XCOM had a Support Services Agreement ("SSA"), which was terminated during the second quarter of 2025. Under the SSA, XCOM was required to provide certain services to the Company. In August 2023 and June 2024, Globalstar issued 0.7 million shares and 0.5 million shares of its common stock, respectively, to XCOM as payment for costs incurred under the SSA and the release of holdback shares under the License Agreement. In June 2024 and March 2025, XCOM sold 0.3 million shares and 0.2 million shares of the Company's common stock, respectively, in a private placement transaction to an affiliate of Thermo. Effective during the first quarter of 2025, costs that support the XCOM technology development were directly incurred by Globalstar and paid through the Company's operating cash flows. Fees payable by Globalstar pursuant to the SSA were based on costs incurred plus a 15% margin for costs incurred between January 1, 2025 and March 31, 2025. No fees were payable by Globalstar pursuant to the SSA during the second quarter of 2025.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement and the SSA.

11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the periods indicated (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss)	$19,208	$(9,683)	$1,877	$(22,879)
Effect of Series A Preferred Stock dividends	(2,644)	(2,644)	(5,259)	(5,288)
Net income (loss) attributable to common shareholders	$16,564	$(12,327)	$(3,382)	$(28,167)

Denominator:
Weighted average shares outstanding - basic	126,614	125,614	126,545	125,560
Dilutive effect of stock-based compensation plans	127	—	—	—
Dilutive effect of warrants issued under the Service Agreements	1,113	—	—	—
Weighted average common shares outstanding - dilutive	127,854	125,614	126,545	125,560

Net income (loss)
Basic	$0.13	$(0.10)	$(0.03)	$(0.22)
Diluted	$0.13	$(0.10)	$(0.03)	$(0.22)

For the six months ended June 30, 2025, 1.3 million shares of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. For the three and six months ended June 30, 2024, 1.2 million shares and 1.3 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. Included in these shares for all periods presented is a portion of the 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Service Agreements in 2022 based on the treasury stock method. During 2023, the right to purchase 0.3 million shares of common stock vested pursuant to the warrant issued to Thermo for its guarantee of the 2023 Funding Agreement. None of these shares are included in the potentially dilutive securities for the applicable periods presented because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

12. SEGMENT REPORTING

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

13. COMMON STOCK

Effective following the close of trading on February 10, 2025, the Company voluntarily withdrew the listing of its common stock from the NYSE American, effected a reverse stock split at a ratio of 1 to 15 shares of its common stock and amended its certificate of incorporation to reduce the number of authorized shares of common stock that it may issue from 2,150,000,000 shares to 143,333,334 shares of common stock. Effective at the start of trading on February 11, 2025, the Company's common stock began trading on a post-split basis under the symbol “GSAT” on the Nasdaq Stock Market LLC. Upon the effectiveness of the reverse stock split, the number of shares of the Company's common stock outstanding was reduced from 1,896,635,805 to 126,442,583.

No fractional shares were issued as a result of the reverse stock split and it did not impact the par value of the Company's common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded up to the next whole share at the DTC participant level, except that any fractional shares resulting from the reverse stock split for any outstanding awards adjustments pursuant to the terms and conditions of the Company's 2006 Equity Incentive Plan and the award or agreement governing such awards were rounded down to the next whole share. Neither the reverse stock split nor the related amendments to the Company's certificate of incorporation had any impact on the number of shares of preferred stock it is authorized to issue under its certificate of incorporation or the number of issued and outstanding shares of the Series A Preferred Stock.

14. INCOME TAXES

The change in the Company’s effective tax rate when comparing the six months ended June 30, 2025 to the same period in 2024 was driven by current state tax expense as a result of (i) increased forecasted taxable income, (ii) net operating loss utilization in various states and (iii) an increase in the provision for uncertain tax positions. For the three months ended June 30, 2025, the change in the Company's effective tax rate reflects additional tax benefits to adjust prior quarters' results to the annual effective tax rate. Specifically, the forecasted 2025 tax provision as estimated at June 30, 2025 remained relatively consistent with that estimated in the first quarter 2025, despite various jurisdictional fluctuations in forecasted pre-tax income/loss as result of second quarter unrealized foreign currency gains. This resulted in a corresponding change in the annualized effective tax rate during the three months ended June 30, 2025.

The Company monitors the realizability of its deferred tax assets considering all relevant factors at each reporting period. As of June 30, 2025, based on the relevant weight of positive and negative evidence, including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods, the Company maintains a valuation allowance on the majority of its U.S. federal, state and foreign deferred tax assets.

15. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017 and makes other changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Company is reviewing the impact of the OBBBA, but does not expect it to have a material impact on the Company’s 2025 results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and applicable notes thereto included in Part I, Item 1 of this Report, together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2024 Annual Report. The following information contains forward-looking statements, which are not guarantees of future performance and are not necessarily indicative of future results and are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those express or implied by the forward-looking statements. See “Cautionary Statement About Forward-Looking Statements” at the beginning of this Report for further information.

Overview

Mobile Satellite Services Business

Through its global satellite network, Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services (“MSS”), including voice and data communications services to retail, business and governmental customers as well as wholesale capacity services. We offer these services over our network of in-orbit satellites and ground stations (“gateways”), pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing global mobile satellite communications services, we aim to meet our customers' increasing desire for connectivity.

Globalstar System

Satellite and Ground Network

Our goal is to provide service levels and call or message success rates equal to or better than our MSS competitors so our products and services are attractive to potential customers.

Our satellites communicate with a global network of gateways, each of which serves an area of up to 1,000,000 square miles. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We locate our gateways to maximize coverage over most of the Earth's land and human population and provide redundancy in the unlikely event that a tracking antenna or gateway is offline for any reason. We constantly evaluate and, as deemed necessary, expand our global network of gateways to meet market demand and optimize coverage and service quality. We have announced plans to expand various ground networks to support the Extended MSS Network with construction underway at critical sites in North America, Asia and Europe. This global expansion initiative is expected to include approximately 90 new antennas across 35 ground stations in 25 countries.

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA") pursuant to which we expect to acquire 17 satellites with an option to procure an additional nine satellites to replace our HIBLEO-4 U.S.-licensed system. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau granted our application to replace our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under a renewed 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The satellite procurement agreement requires delivery of the 17 HIBLEO-4 replacement satellites by 2025. These replacement satellites are expected to complement our existing second-generation constellation to ensure continuous service delivery. In February 2025, we entered into another agreement with MDA pursuant to which we expect to acquire more than 50 satellites related to the Extended MSS Network.

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for the launch of the first set of 8 replacement satellites expected in the fourth quarter of 2025 and second set of 9 replacement satellites expected in 2026, respectively, that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA. In October 2024, we entered into additional agreements with SpaceX for the launch of the new C-3 System (defined below) satellites to support the Extended MSS Network.
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

In June 2025, the FCC Space Bureau accepted our third-generation C-3 satellite system (the "C-3 System") petition for filing and published it for comment. The C-3 System is expected to support the Extended MSS Network.

Business Strategy

Our competitive advantages are leveraged through our ability to deliver wholesale satellite capacity services, communications products and services, government services, and terrestrial spectrum and network solutions. These core competencies are outlined below.

Wholesale Satellite Capacity Services

Wholesale satellite capacity services include satellite network access and related services over the Globalstar System. We provide certain services to Apple Inc. (the "Customer") pursuant to the Updated Services Agreements (as defined below). The Updated Services Agreements generally require us to allocate network capacity to support the services provided to the Customer and for the Customer to enable Band 53/n53 for use in cellular-enabled devices designated by the Customer for use with the services. As consideration for the services provided by us, payments to us include a fixed service fee, fees relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

In October 2024, we agreed to make certain amendments to the then-existing service agreements and entered into other related agreements with the Customer (as amended, collectively, the "Updated Services Agreements") to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (collectively the "Extended MSS Network"). As consideration for the additional services, payments to us will include incremental service fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred for the provision of such services, and performance bonuses (if earned). For additional information about the Updated Services Agreements, see Note 2: Special Purpose Entity to our condensed consolidated financial statements.

We retain 15% of our current and future network capacity to support our other customers, including our existing and future Commercial IoT, SPOT and Duplex subscribers. This capacity can support a substantial increase in our own subscriber base. This retained satellite capacity can be used by us directly or through additional wholesale customer opportunities.

For the six months ended June 30, 2025 and 2024, the Customer, under the Updated Services Agreements, was responsible for 62% and 56%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer would likely have a material adverse impact on our financial condition, results of operations and cash flows.

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

As of June 30, 2025, we had approximately 784,000 subscribers worldwide. Our subscriber count only includes our MSS subscribers using devices sold and manufactured by Globalstar. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephone and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

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

We have terrestrial licenses in 12 countries, resulting in approximately 12.0 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 961 million over the covered area) as of June 30, 2025. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. We believe our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhance the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

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

Reverse Stock Split and Nasdaq Listing

Effective following the close of trading on February 10, 2025, we voluntarily withdrew the listing of our common stock from the NYSE American, effected a reverse stock split at a ratio of 1 to 15 shares of our common stock and amended our certificate of incorporation to reduce the number of authorized shares of our common stock that we may issue from 2,150,000,000 shares to 143,333,334 shares of common stock. Effective at the start of trading on February 11, 2025, our common stock began trading on a post-split basis under the symbol “GSAT” on the Nasdaq Stock Market LLC.

For additional information regarding the reverse stock split and Nasdaq listing, see Note 1: Basis of Presentation—Reverse Stock Split and Note 13: Common Stock to our consolidated financial statements.

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

Recent Regulatory Change

See Note 15: Subsequent Events for more information regarding the One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The Company is reviewing the impact of the OBBBA, but does not expect it to have a material impact on the Company’s 2025 results.

Comparison of the Results of Operations for the three and six months ended June 30, 2025 and 2024

Revenue

Our revenue is categorized as service revenue and subscriber equipment sales. Service revenue is generated by the MSS services we provide to customers using the Globalstar System. Subscriber equipment sales are generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the three months ended June 30, 2025, total revenue increased 11% to $67.1 million from $60.4 million for the same period in 2024. For the six months ended June 30, 2025, total revenue increased 9% to $127.2 million from $116.9 million for the same period in 2024. The increases in revenue for both the three and six month periods ended June 30, 2025 resulted primarily from higher wholesale capacity services. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands).

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$42,385	63%	$34,075	56%	$79,094	62%	$65,287	56%
Subscriber services
Commercial IoT	7,051	11	6,716	12	13,631	10	13,153	11
SPOT	9,224	14	10,379	17	18,595	15	20,622	18
Duplex	3,677	5	4,965	8	7,129	6	9,720	8
Government and other services	879	1	1,500	2	1,834	1	2,318	2
Total service revenue	$63,216	94%	$57,635	95%	$120,283	94%	$111,100	95%

The following table sets forth our average number of subscribers and ARPU by type of subscriber services revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average number of subscribers for the period:
Commercial IoT	534,505	508,518	528,869	506,793
SPOT	224,885	246,182	227,546	248,329
Duplex	21,841	27,893	22,638	28,715
Other	239	302	248	306
Total	781,470	782,895	779,301	784,143

ARPU (monthly):
Commercial IoT	$4.40	$4.40	$4.30	$4.33
SPOT	13.67	14.05	13.62	13.84
Duplex	56.12	59.33	52.49	56.42

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our voice or data communications services rather than the number of persons or entities who own or lease those devices. Other providers of comparable services may count their subscribers differently.

Wholesale capacity services revenue includes revenue generated from providing satellite network access and related services, including revenue from the Customer under the Updated Services Agreement. Government and other services revenue includes revenue generated primarily from terrestrial spectrum and network solutions as well as governmental and engineering service contracts. None of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity services revenue or government and other services revenue in the table above.

Service Revenue

Wholesale capacity services revenue increased 24% and 21%, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024. This type of service includes revenue from the Customer under the Updated Services Agreements. The majority of the increase during the second quarter of 2025 related to the timing of service fees associated with the reimbursement of network-related costs. Additionally, for the six months ended June 30, 2025, revenue increased for fees related to certain expanded services that began in March 2024 as well as revenue associated with higher network costs, which is a driver of the revenue earned under the Updated Services Agreements.

Commercial IoT service revenue increased 5% and 4%, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024. Average subscribers increased 5% and 4% respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024, due to higher subscriber activations on a last twelve month basis. We also expect activations to increase following commercial sales of our two-way reference design module now expected later this year.

SPOT service revenue decreased $1.2 million and $2.0 million, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024, due principally to fewer subscribers. The decline in average subscribers is due to continued competitive pressure; however, product engineering efforts continue to be underway to develop a new consumer SPOT device, which we believe could stabilize or even increase demand for such services from our subscribers.

Duplex service revenue decreased $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024, due to fewer average subscribers resulting from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue.

Operating Expenses

Total operating expenses decreased to $61.0 million from $61.8 million and increased to $129.5 million from $123.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In both periods, stock-based compensation was lower and costs to support XCOM were higher. Additionally, for the six months ended June 30, 2025, operating expenses were also impacted by a loss on disposal of assets. The main contributors to the variances in operating expenses are explained in detail below.

In February 2025 and May 2025, we received employee retention credits as a result of our eligibility under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the second and third quarters of 2021. During the first and second quarters of 2025, the refunds of $2.0 million and $1.9 million, respectively, reduced operating expenses. Based on the employee costs incurred during the eligible periods, for the first and second quarters of 2025, $1.4 million and $1.3 million, respectively, was allocated to cost of services and $0.6 million for each period was allocated to marketing, general and administrative expense.

Cost of Services

Cost of services increased $1.4 million and $3.2 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. We continue to incur higher network operating costs relating to our new and upgraded global ground infrastructure. In connection with services provided under the Updated Services Agreements, a substantial portion of these costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. For the three and six months ended June 30, 2025, personnel costs that support the Globalstar System increased $1.0 million and $1.8 million, respectively. Ground network costs, such as occupancy and maintenance charges, increased $0.4 million for both the three and six months ended June 30, 2025 compared to the same periods in 2024.

For the six months ended June 30, 2025, higher cost of services was also due to expenses totaling $2.0 million for the Support Services Agreement (the “SSA”) (terminated in the second quarter of 2025) as well as other ancillary costs to support XCOM technology development, some of which are due to the timing of the incurrence of certain amortized non-cash costs beginning in May 2024. Costs to support new MSS product development also contributed to the increase in operating expenses during the six months ended June 30, 2025.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased $0.7 million and increased $0.3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. For both periods, the portion of the employee retention credits received during the first and second quarters of 2025 (as discussed above) offset expenses. For the six month period ended June 30, 2025, as expected, certain costs, including higher professional fees associated with the Globalstar SPE exceeded such offset of expenses; however, these costs decreased during the second quarter of 2025 and are not expected to recur at the higher level over the second half of 2025.

Stock-Based Compensation

Stock-based compensation expense decreased $3.2 million and $5.5 million, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023, the majority of the cost of which was recognized in 2024.

Reduction in Value and Loss on Disposal of Assets

During the first quarter of 2025, we recorded a loss on disposal of assets totaling $7.0 million, which is the net book value of one of our second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable. Based on our recent and historical testing, we currently believe that our constellation of other second-generation satellites will generally operate free of similar anomalies during their projected remaining useful lives. Similar activity did not occur at this level during 2024.

Other (Expense) Income

Interest Income and Expense

Interest expense, net, increased $3.8 million and $7.9 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024, due to: (1) higher interest costs associated with the 2024 Prepayment Agreement of $12.1 million and $23.6 million, respectively, which were inclusive of a non-cash significant financing component ($8.6 million and $16.6 million, respectively) in accordance with ASC 606 and accrued fees ($7.5 million and $15.0 million, respectively) offset by debt premium amortization ($4.0 million and $8.0 million, respectively), and (2) lower capitalized interest of $1.6 million and $4.9 million, respectively (due in part to the decrease in interest costs eligible for capitalization), which increased "interest income and expense, net" during 2025, offset by: (i) lower interest costs of $7.5 million and $14.8 million, respectively, following the retirement of our 2023 13% Notes in November 2024, and (ii) an increase in interest income of $1.5 million and $4.2 million, respectively, due to a higher cash balance.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency gains of $12.0 million and $16.1 million, respectively, during the three and six months ended June 30, 2025, compared to foreign currency losses of $4.5 million and $8.3 million during the three and six months ended June 30, 2024. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Income Tax Expense

Income tax expense decreased $2.0 million and increased $2.6 million, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024. Overall, the changes in income tax expense were driven by current state tax expense as a result of (i) increased forecasted taxable income, (ii) net operating loss utilization in various states and (iii) an increase in the provision for uncertain tax positions.

For the three month period, the forecasted 2025 tax provision, as estimated at June 30, 2025, remained relatively consistent with that estimated in the first quarter 2025 despite various jurisdictional fluctuations in forecasted pre-tax income/loss as result of second quarter unrealized foreign currency gains. This resulted in a corresponding change in the annualized effective tax rate during the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2025 reflects additional tax benefits to adjust prior quarters' results to the annual effective tax rate. For the six month period, the increase was primarily driven by current state tax expense as a result of increased forecasted taxable income and state tax impacts of a new uncertain tax position in the US.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the 2023 Funding Agreement and Infrastructure Prepayment (each term defined below). We expect these liquidity sources to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures, including related to the Extended MSS Network and other growth opportunities, and financing obligations, including scheduled recoupments under the 2021 and 2023 Funding Agreements and 2024 Prepayment Agreement as well as dividends on our Series A Preferred Stock. In addition, we have issued warrants to the Customer that are exercisable in accordance with the Updated Services Agreements and to Thermo in connection with its guarantee of the 2023 Funding Agreement. These warrants would become a source of liquidity if exercised.

As of June 30, 2025 and December 31, 2024, we held cash and cash equivalents of $308.2 million and $391.2 million, respectively. The decrease in cash and cash equivalents during 2025 was due primarily to capital expenditures associated with our commitments under the Updated Services Agreements, including network expansion and upgrades, offset partially by $124.7 million in cash received pursuant to the Infrastructure Prepayment.

The principal amount of our debt outstanding was $400.2 million at June 30, 2025, compared to $417.5 million at December 31, 2024. This decrease was due to our scheduled recoupment of $17.3 million under the 2021 Funding Agreement (more detailed discussion and defined terms below).

Cash Flows for the six months ended June 30, 2025 and 2024

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$209,741	$66,486
Net cash used in investing activities	(271,788)	(74,458)
Net cash (used in) provided by financing activities	(22,024)	16,244
Effect of exchange rate changes on cash and cash equivalents	1,133	(682)
Net (decrease) increase in cash and cash equivalents	$(82,938)	$7,590

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

Net cash provided by operating activities during the six months ended June 30, 2025 was $209.7 million, compared to net cash provided by operating activities of $66.5 million during the same period in 2024. This improvement was due primarily to favorable working capital changes, specifically resulting from the receipt of $124.7 million during the second quarter of 2025 pursuant to the Infrastructure Prepayment, which was recorded as deferred revenue and will be used to fund capital expenditure purchases in the near future. During 2025, $30.0 million in accelerated fees were paid to us pursuant to the Updated Services Agreements, which also increased deferred revenue. Other smaller items, such as higher net income, after adjusting for noncash items, was offset by other unfavorable working capital changes during the period.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $271.8 million for the six months ended June 30, 2025, compared to $74.5 million for the same period in 2024. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements. The increase during 2025 was principally due to $203.1 million in milestone payments to MDA associated with the Extended MSS Network contract executed in February 2025.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $22.0 million during the six month period ended June 30, 2025, compared to net cash provided by financing activities of $16.2 million for the same period in 2024. In February 2024, we received proceeds from the 2023 Funding Agreement totaling $37.7 million, which was used to pay amounts owed to MDA. During both 2025 and 2024, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement and also paid cash dividends to our preferred equity holders.

Indebtedness and Other Financing Arrangements

At June 30, 2025, the principal amount of our debt totaled $400.2 million, which accrues fees at a weighted average stated rate up to 9%.

At June 30, 2025, our deferred revenue, net, totaled $524.5 million, of which the majority is expected to be earned over a period in excess of five years as we perform services under the Updated Services Agreements.

During the six month period ended June 30, 2025, we paid dividends totaling $5.3 million to holders of the Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum.

For more information regarding our 2024 Debt Repayment, 2021 and 2023 Funding Agreements, Series A Preferred Stock and Infrastructure Payments, see Note 6: Long-Term Debt and Other Financing Arrangements and Note 2: Special Purpose Entity to our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risk during the quarter ended June 30, 2025. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") as of June 30, 2025, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2025.

(b) Changes in internal control over financial reporting.

As of June 30, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On June 27, 2025, Rebecca S. Clary, our Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Plan provides for the sale of $0.3 million target amount of shares of the Company’s voting common stock and will terminate on June 5, 2026.

Other than Ms. Clary, during the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Composite Certificate of Incorporation of Globalstar, Inc. (as amended through May 20, 2025)
3.2*	Sixth Amended and Restated Bylaws of Globalstar, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025)
10.1	Amended Guaranty Agreement dated as of May 20, 2025 made by Thermo Funding II, LLC
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	August 7, 2025	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)