Form 10-Q
period 2025-09-30
Globalstar, Inc.
filed 2025-11-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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

As of October 31, 2025, 126,838,414 shares of common stock were outstanding and 149,425 shares of preferred stock were outstanding.

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

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to meet our obligations and attain anticipated benefits under the Updated Services Agreements (as defined herein), the operational performance and orbital lives of our satellites, including damage to, failure of, or disruptions or other problems at our satellites or associated ground facilities, change in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand (including the impact of delays in the completion or launch of new satellites), our ability to exploit and respond to technological innovation, including integrating licensed technology into our products and services and developing, acquiring, maintaining and protecting information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, the availability of equipment, component parts and other materials used in our business operations, the reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), our compliance with and interpretation of a diverse and fluid array of complex laws and regulations (including tax laws and regulations), including those related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, any cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority, additional spectrum sharing agreements, or revocation, modification or non-renewal of necessary licenses, the opportunities for strategic business transactions and the effects of consolidation in our industry on us and our competitors, the effects of our reverse stock split and Nasdaq listing, business interruptions due to natural disasters, unexpected events or public health crises and other factors described in more detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the "SEC") on February 28, 2025 (the "2024 Annual Report"). Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances or changes in our assumptions, business plans or other changes.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Service revenue	$69,635	$68,908	$189,918	$180,008
Subscriber equipment sales	4,210	3,399	11,107	9,164
Total revenue	73,845	72,307	201,025	189,172
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	22,206	19,185	60,310	54,058
Cost of subscriber equipment sales	3,422	2,515	8,350	6,739
Marketing, general and administrative	11,347	10,439	32,619	31,438
Stock-based compensation	4,906	8,254	17,812	26,645
Reduction in the value and disposal of long-lived assets	115	231	7,153	536
Depreciation, amortization and accretion	21,693	22,249	66,980	66,456
Total operating expenses	63,689	62,873	193,224	185,872
Income from operations	10,156	9,434	7,801	3,300
Other income (expense):
Interest income and expense, net of amounts capitalized	(11,029)	(2,872)	(26,402)	(10,301)
Foreign currency (loss) gain	(588)	4,918	15,484	(3,417)
Derivative and other	3,651	186	9,935	(605)
Total other (expense) income	(7,966)	2,232	(983)	(14,323)
Income (loss) before income taxes	2,190	11,666	6,818	(11,023)
Income tax expense	1,100	1,732	3,851	1,922
Net income (loss)	$1,090	$9,934	$2,967	$(12,945)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,009	(3,775)	(9,413)	482
Comprehensive income (loss)	$2,099	$6,159	$(6,446)	$(12,463)

Net (loss) income attributable to common shareholders (Note 11)	(1,583)	7,261	(4,965)	(20,906)

Net (loss) income per common share:
Basic (1)	$(0.01)	$0.06	$(0.04)	$(0.17)
Diluted (1)	(0.01)	0.06	(0.04)	(0.17)
Weighted-average shares outstanding:
Basic (1)	126,688	126,150	126,593	125,758
Diluted (1)	126,688	127,337	126,593	125,758

(1) The number of shares as of September 30, 2024 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 13: Common Stock.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$346,293	$391,164
Accounts receivable, net of allowance for credit losses of $1,342 and $1,504, respectively	25,972	26,952
Inventory	11,425	10,741
Prepaid expenses and other current assets	17,298	18,714
Total current assets	400,988	447,571
Property and equipment, net	1,209,282	673,632
Operating lease right of use assets, net	67,416	31,835
Prepaid network costs	220,607	312,342
Derivative asset	120,765	108,799
Intangible and other assets, net of accumulated amortization of $11,353 and $7,625, respectively	143,292	136,058
Total assets	$2,162,350	$1,710,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,503	$34,600
Accounts payable and accrued expenses	45,202	29,677
Accrued network construction costs	27,931	15,613
Payables to affiliates	175	394
Deferred revenue, net	61,574	61,201
Total current liabilities	158,385	141,485
Long-term debt	485,081	476,822
Operating lease liabilities	56,166	26,256
Deferred revenue, net	672,827	288,171
Other non-current liabilities	425,066	418,620
Total non-current liabilities	1,639,140	1,209,869

Total liabilities	1,797,525	1,351,354

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 126,821,483 and 126,424,799 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	13	13
Additional paid-in capital (1)	2,485,952	2,473,564
Accumulated other comprehensive income	4,039	13,452
Retained deficit	(2,125,179)	(2,128,146)
Total stockholders’ equity	364,825	358,883
Total liabilities and stockholders’ equity	$2,162,350	$1,710,237

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

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2025	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards and employee stock options and recognition of stock-based compensation	—	—	154	—	8,220	—	—	8,220
Series A Preferred Stock Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	32	—	—	32
Other comprehensive loss	—	—	—	—	—	(2,845)	—	(2,845)
Net loss	—	—	—	—	—	—	(17,331)	(17,331)
Balances – March 31, 2025	149	$—	126,579	$13	$2,479,201	$10,607	$(2,145,477)	$344,344
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	90	—	6,626	—	—	6,626
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	923	—	—	923
Other comprehensive loss	—	—	—	—	—	(7,577)	—	(7,577)
Net income	—	—	—	—	—	—	19,208	19,208
Balances – June 30, 2025	149	$—	126,669	$13	$2,484,106	$3,030	$(2,126,269)	$360,880
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	152	—	4,538	—	—	4,538
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Other	—	—	—	—	(19)	—	—	(19)
Other comprehensive income	—	—	—	—	—	1,009	—	1,009
Net income	—	—	—	—	—	—	1,090	1,090
Balances – September 30, 2025	149	$—	126,821	$13	$2,485,952	$4,039	$(2,125,179)	$364,825

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2024	149	$—	125,413	$13	$2,438,878	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	183	—	11,794	—	—	11,794
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	(272)	—	—	(272)
Other comprehensive income	—	—	—	—	—	2,393	—	2,393
Net loss	—	—	—	—	—	—	(13,196)	(13,196)
Balances – March 31, 2024	149	$—	125,596	$13	$2,447,756	$7,463	$(2,078,178)	$377,054
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	38	—	8,844	—	—	8,844
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Issuance of stock in connection with License Agreement with XCOM	—	—	510	—	7,500	—	—	7,500
Other	—	—	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	—	1,864	—	1,864
Net loss	—	—	—	—	—	—	(9,683)	(9,683)
Balances – June 30, 2024	149	$—	126,144	$13	$2,461,496	$9,327	$(2,087,861)	$382,975
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	13		7,566	—	—	7,566
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Other	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(3,775)	—	(3,775)
Net income	—	—	—	—	—	—	9,934	9,934
Balances – September 30, 2024	149	$—	126,157	$13	$2,466,455	$5,552	$(2,077,927)	$394,093

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

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows provided by operating activities:
Net income (loss)	$2,967	$(12,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	66,980	66,456
Stock-based compensation expense	17,812	26,645
Noncash interest and accretion expense	30,681	6,422
Unrealized foreign currency (gain) loss	(15,621)	3,441
Reduction in the value and disposal of long-lived assets and inventory	7,153	571
Other, net	(9,227)	3,141
Changes in operating assets and liabilities:
Accounts receivable	1,730	8,283
Inventory, prepaid expenses and other assets	(780)	4,132
Accounts payable and accrued expenses	6,564	(1,888)
Other non-current liabilities	(2,660)	2,924
Deferred revenue	340,163	(8,647)
Net cash provided by operating activities	445,762	98,535
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(94,263)	(91,753)
Payments for network upgrades to support the Extended MSS Network	(383,392)	—
Payments of capitalized interest	—	(8,592)
Payments for network upgrades to support product development	(4,240)	(5,648)
Purchase of intangible assets	(3,990)	(1,726)
Net cash used in investing activities	(485,885)	(107,719)
Cash flows (used in) provided by financing activities:
Proceeds from 2023 Funding Agreement	27,147	37,747
Principal payment of 2021 Funding Agreement	(25,950)	(25,950)
Dividends paid on Series A Preferred Stock	(7,932)	(7,961)
Proceeds from issuance of common stock and exercise of options and other	651	1,078
Net cash (used in) provided by financing activities	(6,084)	4,914
Effect of exchange rate changes on cash and cash equivalents	1,336	(558)
Net decrease in cash and cash equivalents	(44,871)	(4,828)
Cash and cash equivalents, beginning of period	391,164	56,744
Cash and cash equivalents, end of period (1)	$346,293	$51,916

	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$13,605

Supplemental disclosure of non-cash financing and investing activities:
Network construction assets included in accrued expenses	$27,931	$1,015
Fair value of common stock issued for XCOM SSA	—	7,500
Construction in progress assets acquired through XCOM SSA	1,810	4,250
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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. The Company's consolidated financial statements include results and amounts for the Globalstar SPE (as defined below), which is a variable interest entity further described in Note 2, of which Globalstar is the primary beneficiary. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year or any future period.

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

2. SPECIAL PURPOSE ENTITY

The Company provides wholesale capacity over its mobile satellite system (the "Services") to its customer, Apple Inc. (the "Customer"), pursuant to a service agreement and certain related ancillary agreements (collectively, the “Service Agreements”) for the Phase 1 Service Period and Phase 2 Service Period (as defined below). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022.

Effective November 5, 2024 (the "Closing Date"), the Company and the Customer amended the Service Agreements and entered into other related agreements (the Service Agreements as amended, collectively, the “Updated Services Agreements”) for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the “Extended MSS Network”) for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the “Globalstar SPE”), a variable interest entity, and (ii) operated by the Company. The Customer (i) has prepaid, and is required, subject to certain conditions, to continue to prepay, for certain services to be delivered by the Company to the Customer who will utilize the Extended MSS Network under the Updated Services Agreements and (ii) is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the Company's existing network of in-orbit satellites and ground stations ("gateways") pursuant to its spectrum licenses (the "Globalstar System") ("Phase 1 Service Period"), 2) future Services provided over the new replacement satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the anticipated launch of the first set of such replacement satellites in the first half of 2026 (refer to Note 9: Commitments and Contingencies for further discussion), and 3) future Services provided over the Extended MSS Network.

The table below includes the assets of the Globalstar SPE as of September 30, 2025 (amounts in thousands):

As of September 30, 2025
Assets:
Cash and cash equivalents	$75,842
Property and equipment, net	567,064
Prepaid network costs	170,677
Intangibles and other asset, net	11,977
Total Assets	$825,560

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

Infrastructure Prepayment

During 2025 and 2024, the Company received $299.6 million, including $175 million during the third quarter of 2025, and $278.0 million, respectively, from the Customer pursuant to the Infrastructure Prepayment. The Company recorded these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be earned as revenue as services are performed. $225.0 million of the Infrastructure Prepayment accrues fees payable to the Customer that will be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network. The remainder of the Infrastructure Prepayment does not accrue fees. Refer to Note 3: Revenue for further discussion.

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

Other

In connection with the Updated Services Agreements, in October 2024, the Company entered into a launch services agreement with Space Exploration Technologies Corp. ("SpaceX") for the third-generation satellites that will be procured for the Extended MSS Network. Refer to Note 9: Commitments and Contingencies for further information.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service revenue:
Wholesale capacity services	$47,346	$43,861	$126,440	$109,149
Subscriber services
Commercial IoT	6,867	6,650	20,498	19,803
SPOT	9,452	10,444	28,047	31,066
Duplex	4,726	5,955	11,855	15,675
Government and other services	1,244	1,998	3,078	4,315
Total service revenue	69,635	68,908	189,918	180,008

Total subscriber equipment sales	4,210	3,399	11,107	9,164

Total revenue	$73,845	$72,307	$201,025	$189,172

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

	As of:
	September 30, 2025	December 31, 2024
Accounts receivable, net of allowance for credit losses:
Subscriber and other accounts receivable	$15,437	$14,829
Wholesale capacity accounts receivable	10,535	12,123
Total accounts receivable, net of allowance for credit losses	$25,972	$26,952

The Company has entered into a satellite procurement agreement for the replacement satellites and two launch services agreements to launch the replacement satellites to support the Phase 2 Service Period. The replacement satellites purchased under the satellite procurement agreement are intended to replace the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis over the design life of the replacement satellites beginning with the initiation of service for the Phase 2 Service Period. Based on construction in progress recorded through September 30, 2025, the Company expects to bill $297.3 million associated with the Phase 2 Service Period. Refer to Note 9: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (amounts in thousands):

	As of:
	September 30, 2025	December 31, 2024
Short-term contract liabilities:
Subscriber and other contract liabilities	$20,013	$19,710
Wholesale capacity contract liabilities, net of contract asset	41,561	41,491
Total short-term contract liabilities	$61,574	$61,201
Long-term contract liabilities:
Subscriber and other contract liabilities	$1,234	$1,431
Wholesale capacity contract liabilities, net of contract asset	671,593	286,740
Total long-term contract liabilities	$672,827	$288,171
Total contract liabilities	$734,401	$349,372

For subscriber and other contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2025 and 2024 from performance obligations included in the total contract liability balance at the beginning of these periods was $14.6 million and $16.4 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2025 and 2024 from performance obligations included in the total contract liability balance at the beginning of these periods was $36.2 million and $29.9 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (amounts in thousands):

	As of:
	September 30, 2025	December 31, 2024
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (1)	$7,474	$12,247
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	20,595	21,914
Advanced payments contractually owed for services expected to be performed with the replacement satellite constellation prior to the Phase 2 Service Period	4,857	8,950
Advanced payments for the quarterly access fee, service-related operating and capital expenditures and other services	34,342	25,170
Advanced payments under the Infrastructure Prepayment (See Note 2: Special Purpose Entity)	577,617	278,043
Additional consideration associated with the Updated Services Agreements (2)	58,174	7,288
Other advanced payments associated with future performance obligations (3)	53,174	18,284
Contract asset (4)	(43,079)	(43,665)
Wholesale capacity contract liabilities, net	$713,154	$328,231

(1)Includes additional consideration associated with the below-market interest rates within the 2021 Funding Agreement and 2023 Funding Agreement (in each case, as defined below). This consideration will be recognized over the estimated Phase 1 and Phase 2 Service Periods.

(2)Includes additional consideration representing the implied economic benefit to Globalstar for receiving these payments in advance of service. This consideration includes: a) $26.2 million associated with the fee reduction mechanism embedded in the 2024 Debt Repayment and a portion of the Infrastructure Prepayment, and b) an estimate of the significant financing component totaling $32.0 million related primarily to the Infrastructure Prepayment. The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(3)Includes primarily: a) advanced service payments received during 2025 totaling $37.5 million related to the Updated Services Agreements, which provide for annual service fees of $30 million to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. This consideration will be recognized during the Extended MSS Network service period.
(4)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time and totaled $41.2 million as of September 30, 2025.

4. LEASES

The following tables disclose the components of the Company’s operating leases (amounts in thousands):

	As of:
	September 30, 2025	December 31, 2024
Operating leases:
Right-of-use asset, net	$67,416	$31,835

Short-term lease liability (recorded in accrued expenses)	7,545	4,251
Long-term lease liability	56,166	26,256
Total operating lease liabilities	$63,711	$30,507

During 2025, the Company executed new and modified existing leases in various countries in connection with the expansion underway pursuant to the Updated Services Agreements. For certain gateway locations, the Company has extended the lease term and/or expanded the leased footprint.

Finance leases are not significant to the Company's financial statements as of September 30, 2025 and December 31, 2024.

Lease Cost

The components of lease cost are reflected in the table below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Operating lease cost (1)	$2,261	$1,615	$5,966	$4,739
Short-term lease cost	144	58	250	335
Total lease cost	$2,405	$1,673	$6,216	$5,074

(1) Includes sublease income.

Amortization and interest associated with finance leases were less than $0.1 million in total for each of the three and nine month periods ended September 30, 2025 and 2024; accordingly, these amounts are not shown in the table above.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for operating leases:

	As of:
	September 30, 2025	December 31, 2024

Weighted-average lease term
Finance leases	2.7 years	3.4 years
Operating Leases	16.0 years	8.3 years

Weighted-average discount rate
Finance leases	9.5%	9.5%
Operating leases	8.3%	8.7%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,016	$4,729

Operating and financing cash flows from finance leases were each less than $0.1 million for each of the three and nine month periods ended September 30, 2025 and 2024; accordingly, these cash flows are not shown in the table above.

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of September 30, 2025 (amounts in thousands):

	Operating Leases	Finance Leases

2025 (remaining)	$3,045	$10
2026	12,440	39
2027	8,960	32
2028	8,536	16
2029	6,432	1
Thereafter	72,719	—
Total lease payments	$112,132	$98
Imputed interest	(48,421)	(10)
Discounted lease liability	$63,711	$88

In connection with the Extended MSS Network, the Company will likely enter into additional operating leases in the future, the amount and timing of which is unknown and excluded from the table above.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	September 30, 2025	December 31, 2024
Globalstar System:
Space component	$1,075,992	$1,167,332
Ground component	106,300	102,717
Construction in progress:
Space component	906,246	357,825
Ground component	71,453	20,545
Other	10,557	8,727
Total Globalstar System	2,170,548	1,657,146
Internally developed and purchased software	25,587	24,309
Equipment	17,746	14,904
Land and buildings	3,888	3,222
Leasehold improvements	2,486	2,180
Total property and equipment	2,220,255	1,701,761
Accumulated depreciation	(1,010,973)	(1,028,129)
Total property and equipment, net	$1,209,282	$673,632

During the first quarter of 2025, the Company recorded a loss on disposal of assets of $7.0 million on its consolidated statements of operations. This loss reflects the net book value of one of the Company's second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable.

The Company has agreements with Macdonald, Dettwiler and Associates Corporation ("MDA Space") and SpaceX for 1) the purchase and launch of the satellites that are intended to replace the Company's current HIBLEO-4 U.S.-licensed system and 2) the purchase and launch of third-generation satellites to support the Extended MSS Network. Refer to Note 9: Commitments and Contingencies for additional information regarding these agreements.

As of September 30, 2025, in connection with constructing and preparing for the launch of the replacement satellites, the Company has incurred $247.5 million and $63.2 million in capital expenditures for milestones completed under these agreements with MDA Space and SpaceX, respectively. After launch, the replacement satellites will be placed into service and begin depreciating once they are operational. As of September 30, 2025, in connection with the construction and launch preparation of the Extended MSS Network, the Company has incurred $436.7 million and $62.3 million for milestones completed under these agreements with MDA Space and SpaceX, respectively. These costs, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

In connection with Extended MSS Network, the Company has procured ground equipment and other network assets to upgrade existing and build new ground stations globally. The costs to support this effort, such as construction, equipment, personnel and capitalized interest, are reflected in the "ground component" of construction in progress in the table above.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	As of:
	September 30, 2025			December 31, 2024
	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$97,645	$319,270	$221,625	$107,176	$328,801
2023 Funding Agreement	182,147	(7,336)	174,811	155,000	(11,031)	143,969
2021 Funding Agreement	14,900	(397)	14,503	40,850	(2,198)	38,652
Total debt	$418,672	$89,912	$508,584	$417,475	$93,947	$511,422
Less: current portion	23,900	(397)	23,503	34,600	—	34,600
Long-term debt	$394,772	$90,309	$485,081	$382,875	$93,947	$476,822

The carrying value of our debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of September 30, 2025, the current portion of long-term debt relates to the 2021 Funding Agreement and the 2023 Funding Agreement; these amounts are expected to be paid under the Updated Services Agreements through service fee offsets from the Customer during the next twelve months. The Company's obligations under its debt agreements included in the table above are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries.

2024 Debt Repayment

As discussed in Note 2: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million (including $13.3 million of make whole premium payments, which were recorded to deferred revenue) for the Company to retire its outstanding 2023 13% Notes. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. The majority of the balance accrued for these fees is included in long-term deferred revenue on the Company's balance sheet, representing the portion of the fees the Company does not expect to pay based on the projected achievement of certain defined milestones associated with the completion of the Extended MSS Network (refer to Note 3: Revenue for further information). The remaining portion of fees that the Company does expect to pay is included in noncurrent liabilities on the Company's balance sheet. As of September 30, 2025, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million.

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

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA Space, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of replacement satellites purchased under such agreement. As of September 30, 2025, the outstanding principal balance under the 2023 Funding Agreement was $182.1 million, which increased by $27.1 million from the balance at December 31, 2024 due to the Company's receipt of additional funds under the 2023 Funding Agreement during the third quarter of 2025.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer beginning in the third quarter of 2026 and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees was $21.1 million as of September 30, 2025, of which $4.1 million is included in "Accounts payable and accrued expenses" and $17.0 million is included in "Other non-current liabilities" on the Company's balance sheet.

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

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount or premium for the difference between the fair value of the debt and the proceeds received and accretes the debt discount or amortizes the debt premium with an offset to interest expense through the maturity date using the effective interest rate method. The total proceeds of the August 2025 draw were $27.1 million with a fair value of $28.6 million. The Company attributed this difference to the timing of cash flows for the draws and interest payments to be made pursuant to the 2023 Funding Agreement, resulting in an internal rate of return higher than the discount yield utilized in the valuation. Refer to Note 8: Fair Value Measurements for further discussion on the fair value of the August 2025 draw.

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). This funding is being repaid by offsetting against amounts payable as services are performed by the Company. The last recoupment is expected to be made in the first quarter of 2026. The debt discount associated with the 2021 Funding Agreement is accreting to interest expense through the maturity date using the effective interest rate method. No interest accrues on amounts outstanding under the 2021 Funding Agreement. During the nine months ended September 30, 2025, a total of $26.0 million was recouped pursuant to the terms of the 2021 Funding Agreement. As of September 30, 2025, the outstanding principal balance under the 2021 Funding Agreement was $14.9 million.

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

Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the nine months ended September 30, 2025, the Company made dividend payments to the holders of the Series A Preferred Stock, which were approved by the Board totaling $7.9 million.

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

As of September 30, 2025 and December 31, 2024, the Company recorded the fair value of the embedded derivative, totaling $120.8 million and $108.8 million, respectively, as a derivative asset. The Company records a derivative gain or loss resulting from mark-to-market adjustments, which is reflected in "Other" in the Company’s consolidated statement of operations.

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

Embedded Derivative within the 2024 Debt Repayment
The embedded derivative relating to the 2024 Debt Repayment is valued using a discounted cash flow model. The most significant input used in the fair value measurement was the discount yield, which was 7.01% and 7.58%, at September 30, 2025 and December 31, 2024, respectively. As the discount yield used in the valuation process decreases, the fair value of the embedded derivative increases. Similarly, as the length of time between the reporting date and the start date of the interest payments decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value.

The significant unobservable input that drives the cash flows used in the fair value measurement includes the estimated achievement of project milestones. As the probability of reaching the relevant milestones increases, the fair value of the embedded derivative would also increase.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
Balance at beginning of period	$108,799	$1,295
Issuance of embedded derivative within the 2024 Debt Repayment	2,480	109,601
Unrealized gain (loss), included in derivative and other	9,486	(2,097)
Balance at end of period	$120,765	$108,799

Nonrecurring Fair Value Measurements

2023 Funding Agreement

The Company's August 2025 draw on the 2023 Funding Agreement had a fair value of $28.6 million and was calculated using projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 5.98%. Due to the significant unobservable inputs utilized in the valuation of the August 2025 draw, the fair value of the draw was classified as a Level 3 fair value measurement.
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

Satellite Procurement Agreement

In February 2022, the Company entered into a satellite procurement agreement with MDA Space pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) to replace its HIBLEO-4 U.S.-licensed system with an amended contract price of $329.3 million for 17 of the replacement satellites. In addition, MDA Space will provide a satellite operations control center for $5.0 million as well as other equipment for $4.2 million. The Company currently expects delivery of the replacement satellites in early 2026. The projected delivery dates are later than the dates specified in the satellite procurement agreement. The Company is contractually entitled to receive liquidated damages from MDA Space based upon the terms of the satellite procurement agreement due to MDA Space's failure to meet delivery milestones and the parties are discussing this matter. Any damages would reduce amounts owed to MDA Space when realized or realizable.

In February 2025, the Company entered into another agreement with MDA Space pursuant to which the Company will acquire more than 50 third-generation satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreements

In each of August 2023 and June 2025, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. In June 2025, the Company and SpaceX extended the launch timeframe and selected a launch window under the August 2023 launch services agreement for the first set of replacement satellites during the fourth quarter of 2025. As a result of the delivery delays of the replacement satellites (discussed above), the Company and SpaceX are working to establish an updated launch window for the first set of replacement satellites that may occur in the first half of 2026. The launch of the second set of satellites remains on track for a 2026 launch consistent with the June 2025 launch services agreement.

In October 2024, the Company entered into a separate agreement with SpaceX for the launch of third-generation satellites related to the Extended MSS Network.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, the Company expects to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the replacement satellites, launch services agreements for such replacement satellites and other ancillary equipment and costs (to be paid on a straight-line basis over the design life of such replacement satellites) beginning with the commencement of the Phase 2 Service Period.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network.

As of September 30, 2025, the Company has incurred $716.4 million of the $1.5 billion projected spend for the Extended MSS Network. The Company will continue to incur these costs until it completes construction and begins providing Services over the Extended MSS Network.

10. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Board are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to arm's length transactions were $0.2 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

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

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2025 lease payments will total $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the nine months ended September 30, 2025 and 2024, the Company incurred lease expense of $1.2 million under this lease agreement.

Series A Preferred Stock

Thermo owns $136.7 million of the Series A Preferred Stock, based upon the shares' liquidation preference. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the nine months ended September 30, 2025, the Company made dividend payments to Thermo, which were approved by the Board, totaling $7.3 million.

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

Agreements with XCOM

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("Licensor" or "XCOM") and is the controlling stockholder of XCOM. In connection with the Company's Intellectual Property License Agreement with XCOM (the "License Agreement"), Globalstar issued to XCOM 4.0 million shares of Globalstar common stock, representing a transaction value of approximately $68.7 million on the date of issuance. Of the consideration paid for the License Agreement, an additional 1.1 million shares were issued to Dr. Jacobs.

The Company and XCOM had a Support Services Agreement ("SSA"), which was terminated during the second quarter of 2025. Under the SSA, XCOM was required to provide certain services to the Company. In August 2023 and June 2024, Globalstar issued 0.7 million shares and 0.5 million shares of its common stock, respectively, to XCOM as payment for costs incurred under the SSA and the release of holdback shares under the License Agreement. In June 2024 and March 2025, XCOM sold 0.3 million shares and 0.2 million shares of the Company's common stock, respectively, in a private placement transaction to an affiliate of Thermo. Effective during the first quarter of 2025, costs that support the XCOM technology development were directly incurred by Globalstar and paid through the Company's operating cash flows. Fees payable by Globalstar pursuant to the SSA were based on costs incurred plus a 15% margin for costs incurred between January 1, 2025 and March 31, 2025. No fees were payable by Globalstar pursuant to the SSA after March 31, 2025.

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

11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the periods indicated (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss)	$1,090	$9,934	$2,967	$(12,945)
Effect of Series A Preferred Stock dividends	(2,673)	(2,673)	(7,932)	(7,961)
Net (loss) income attributable to common shareholders	$(1,583)	$7,261	$(4,965)	$(20,906)

Denominator:
Weighted average shares outstanding - basic	126,688	126,150	126,593	125,758
Dilutive effect of stock-based compensation plans	—	121	—	—
Dilutive effect of warrants issued under the Service Agreements	—	1,066	—	—
Weighted average common shares outstanding - dilutive	126,688	127,337	126,593	125,758

Net (loss) income per common share:
Basic	$(0.01)	$0.06	$(0.04)	$(0.17)
Diluted	$(0.01)	$0.06	$(0.04)	$(0.17)

For the three and nine months ended September 30, 2025, 1.7 million and 1.4 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. For the nine months ended September 30, 2024, 1.3 million shares of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. Included in these shares for all periods presented is a portion of the 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Service Agreements in 2022 based on the treasury stock method. During 2023, the right to purchase 0.3 million shares of common stock vested pursuant to the warrant issued to Thermo for its guarantee of the 2023 Funding Agreement. None of these shares are included in the potentially dilutive securities for the applicable periods presented because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

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

14. INCOME TAXES

The change in the Company’s effective tax rate when comparing the nine months ended September 30, 2025 to the same period in 2024 was driven by current state tax expense as a result of (i) increased forecasted taxable income, (ii) net operating loss utilization in various states and (iii) an increase in the provision for uncertain tax positions.

The Company monitors the realizability of its deferred tax assets considering all relevant factors at each reporting period. As of September 30, 2025, based on the relevant weight of positive and negative evidence, including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods, the Company maintains a valuation allowance on the majority of its U.S. federal, state and foreign deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial.

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

Our satellites communicate with a global network of gateways, each of which serves an area of up to 1,000,000 square miles. A Globalstar gateway consists of multiple 6-meter tracking antennas, spaced at least 50 meters apart with associated electronics and other infrastructure. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We locate our gateways to maximize coverage over most of the Earth's land and human population and provide redundancy in the unlikely event that a tracking antenna or gateway is offline for any reason. We constantly evaluate and, as deemed necessary, expand our global network of gateways to meet market demand and optimize coverage and service quality. We have announced plans to expand various ground networks to support the Extended MSS Network with construction underway at critical sites around the globe. This global expansion initiative is expected to include approximately 90 new antennas across 35 ground stations in 25 countries.

The Globalstar System's design enables faster and more cost-effective maintenance and upgrades because the software and much of the hardware are located on the ground and thus readily accessible. Our multiple gateways allow us to reconfigure the Globalstar System quickly to extend another gateway's coverage to make up for lost coverage from a disabled gateway or to increase capacity resulting from surges in demand.

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA Space") pursuant to which we expect to acquire 17 satellites with an option to procure an additional nine satellites to replace our HIBLEO-4 U.S.-licensed system. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau granted our application to replace our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under a renewed 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. We currently expect delivery of the 17 replacement satellites in early 2026. These replacement satellites are expected to complement our existing second-generation constellation to ensure continuous service delivery. For information on the delayed delivery and related launch timing of the replacement satellites, see Note 9: Commitments and Contingencies to our consolidated financial statements. In February 2025, we entered into another agreement with MDA Space pursuant to which we expect to acquire more than 50 third-generation satellites related to the Extended MSS Network.

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for two launches of the replacement satellites that we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. We currently expect to complete both launches during 2026 with the first launch, consisting of eight replacement satellites, anticipated during the first half of 2026. In October 2024, we entered into additional agreements with SpaceX for the launch of the new C-3 System (defined below) third-generation satellites to support the Extended MSS Network.
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

We have acquired the operational rights to the AST-NG-C-3 system filing made by the Republic of France with the ITU. This filing will enable us to commercialize our third-generation MSS network (the "C-3 System") to support the Services provided over the Extended MSS Network. We are actively working with the French government to secure the necessary authorizations to launch and operate the C-3 System. We are also pursuing market access approvals from multiple countries, including the United States. In February 2025, we filed a petition with the FCC requesting U.S. market access. The FCC Space Bureau has accepted our petition for filing and published it for public comment.

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

For the nine months ended September 30, 2025 and 2024, the Customer under the Updated Services Agreements was responsible for 63% and 58%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer may have an adverse impact on our financial condition, results of operations and cash flows.

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

As of September 30, 2025, we had approximately 783,000 subscribers worldwide. Our subscriber count only includes our MSS subscribers using devices sold and manufactured by Globalstar. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephone and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

We compete aggressively on price and strive to differentiate the solutions that we offer to our customers. As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over the Globalstar System to meet the needs of our existing and prospective customers. In October 2025, we released the RM200M two-way module, designed to integrate into IoT and industrial solutions. Our current initiatives are focused in part on further investment and development of Commercial IoT-enabled devices, including a two-way reference design module and finished products with satellite only and multimode capabilities.

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

We have terrestrial licenses in 12 countries, resulting in approximately 12.0 billion MHz-POPs (megahertz of our spectrum authority in each country multiplied by a total population of approximately 963 million over the covered area) as of September 30, 2025. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. We believe our expanding portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhance the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

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

Recent Regulatory Change

See Note 14: Income Taxes for more information regarding the One Big Beautiful Bill Act (“OBBBA”) which was enacted on July 4, 2025. The Company has reviewed the impact of the OBBBA and does not expect a material impact on the Company’s 2025 results.

Comparison of the Results of Operations for the three and nine months ended September 30, 2025 and 2024

Revenue

Our revenue is categorized as service revenue and subscriber equipment sales. Service revenue is generated by the MSS services we provide to customers using the Globalstar System. Subscriber equipment sales are generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the three months ended September 30, 2025, total revenue increased 2% to $73.8 million from $72.3 million for the same period in 2024. For the nine months ended September 30, 2025, total revenue increased 6% to $201.0 million from $189.2 million for the same period in 2024. The increases in revenue for both the three and nine month periods ended September 30, 2025 resulted primarily from higher wholesale capacity services and higher volume of Commercial IoT devices. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service (dollars in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$47,346	64%	$43,861	61%	$126,440	63%	$109,149	58%
Subscriber services
Commercial IoT	6,867	9	6,650	9	20,498	10	19,803	10
SPOT	9,452	13	10,444	14	28,047	14	31,066	16
Duplex	4,726	6	5,955	8	11,855	6	15,675	8
Government and other services	1,244	2	1,998	3	3,078	2	4,315	2
Total service revenue	$69,635	94%	$68,908	95%	$189,918	95%	$180,008	94%

The following table sets forth our average number of subscribers and ARPU by type of subscriber services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average number of subscribers for the period:
Commercial IoT	542,715	512,260	531,559	506,657
SPOT	220,609	242,134	225,236	245,592
Duplex	20,220	26,535	21,569	27,899
Other	229	286	239	298
Total	783,773	781,215	778,603	780,446

ARPU (monthly):
Commercial IoT	$4.22	$4.33	$4.28	$4.34
SPOT	14.28	14.38	13.84	14.05
Duplex	77.91	74.81	61.07	62.43

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

Service Revenue

Wholesale capacity services revenue increased 8% and 16%, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Wholesale capacity services revenue includes revenue from the Customer under the Updated Services Agreements. The majority of the increase during the third quarter of 2025 related to the timing of service fees associated with the reimbursement of network-related costs offset by the payment of earned bonuses associated with our performance under the Service Agreements during the third quarter of 2024. Additionally, for the nine months ended September 30, 2025, service revenue increased for fees related to certain expanded services that began in March 2024 as well as the items previously discussed for the three month period.

Commercial IoT service revenue increased 3% and 4%, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Average subscribers increased 6% and 5% respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to higher subscriber activations on a last twelve month basis. We also expect activations to increase following commercial sales of our two-way reference design module during the fourth quarter of 2025.

SPOT service revenue decreased $1.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due principally to fewer subscribers. The decline in average subscribers is due to continued competitive pressure; however, product engineering efforts are underway to develop a new consumer SPOT device, which we believe could potentially increase demand for such services from our subscribers.

Duplex service revenue decreased $1.2 million and $3.8 million, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024, due to fewer average subscribers resulting from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue.

Operating Expenses

Total operating expenses increased to $63.7 million from $62.9 million and increased to $193.2 million from $185.9 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In both periods, higher cost of services and marketing, general and administrative expenses were offset partially by lower stock-based compensation. Additionally, for the nine months ended September 30, 2025, operating expenses were also impacted by a loss on disposal of assets. The main contributors to the variances in operating expenses are explained in detail below.

In February and May 2025, we received employee retention credits as a result of our eligibility under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the second and third quarters of 2021. The refunds of $2.0 million and $1.9 million, respectively, reduced operating expenses in 2025 compared to 2024. Based on the employee costs incurred during the eligible periods, for the first and second quarters of 2025, $1.4 million and $1.3 million, respectively, was allocated to cost of services and $0.6 million for each period was allocated to marketing, general and administrative expense.

Cost of Services

Cost of services increased $3.0 million and $6.3 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. We continue to incur higher network operating costs relating to our new and upgraded global ground infrastructure and network-related personnel. In connection with services provided under the Updated Services Agreements, a substantial portion of these costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. For the three and nine months ended September 30, 2025, personnel costs that support the Globalstar System increased $2.6 million and $3.9 million, respectively. Ground network costs, such as occupancy and maintenance charges, increased $0.9 million and $1.3 million, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

During 2025, the increase in cost of services was also due to expenses to support XCOM technology development, including the amortization of certain non-cash costs beginning in May 2024. XCOM-related costs increased $0.5 million and $2.5 million, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Costs to support new MSS product development also contributed to the increase in operating expenses during the nine months ended September 30, 2025.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $0.9 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. For both periods, higher personnel costs and franchise taxes associated with the Globalstar SPE increased operating expenses. These increases were offset partially by substantial professional fees associated with the Globalstar SPE during 2024 that did not reoccur in 2025 as well as the portion of the employee retention credits received during the first and second quarters of 2025 (as discussed above).

Stock-Based Compensation

Stock-based compensation expense decreased $3.3 million and $8.8 million, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in August 2023, the majority of the cost of which was recognized in 2024.

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

Other (Expense) Income

Interest Income and Expense

Interest expense, net, increased $8.2 million and $16.1 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024.

The items increasing interest expense are discussed below:

•2024 Prepayment Agreement: For the three and nine months ended, interest costs increased by $16.0 million and $39.6 million, respectively, which were inclusive of 1) a non-cash significant financing component ($12.5 million and $29.1 million, respectively) in accordance with ASC 606 and 2) accrued fees ($7.6 million and $22.5 million, respectively); these items were offset partially by debt premium amortization ($4.0 million and $12.0 million, respectively).
•Capitalized Interest: For the three and nine months ended, capitalized interest costs were lower by $2.3 million and $7.3 million, respectively, due in part to the decrease in interest costs eligible for capitalization, which increased "interest income and expense, net" during 2025.

The items partially offsetting the increase in interest expense are discussed below:

•2023 13% Notes: For the three and nine months ended, interest costs decreased by $7.5 million and $22.4 million, respectively, following the retirement of these notes in November 2024.
•Interest Income: For the three and nine months ended, interest income increased by $1.7 million and $5.9 million, respectively, due to a higher cash balance.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency losses of $0.6 million and gains of $15.5 million, respectively, during the three and nine months ended September 30, 2025, compared to foreign currency gains of $4.9 million and losses of $3.4 million during the three and nine months ended September 30, 2024. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Income Tax Expense

Income tax expense decreased $0.6 million and increased $2.0 million, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024. The income tax expense for the three and nine months ended September 30, 2025 is due to state current tax expense as a result of increased forecasted taxable income and state tax impacts of a new uncertain tax position in the United States. For the three and nine months ended September 30, 2024, tax expense was primarily driven by uncertain tax positions related to our Canadian audit; the expense associated with this matter during the nine months ended September 30, 2025 was not significant.

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

As of September 30, 2025 and December 31, 2024, we held cash and cash equivalents of $346.3 million and $391.2 million, respectively. The decrease in cash and cash equivalents during 2025 was due primarily to capital expenditures associated with our commitments under the Updated Services Agreements, including network expansion and upgrades, offset partially by cash received pursuant to the Infrastructure Prepayment of $299.6 million (of which $175 million was received in the third quarter) and pursuant to the 2023 Funding Agreement of $27.1 million.

The principal amount of our debt outstanding was $418.7 million at September 30, 2025, compared to $417.5 million at December 31, 2024. This increase was due to the issuance of debt under the 2023 Funding Agreement totaling $27.1 million during the third quarter 2025, offset partially by scheduled recoupments of $26.0 million under the 2021 Funding Agreement.

Cash Flows for the nine months ended September 30, 2025 and 2024

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$445,762	$98,535
Net cash used in investing activities	(485,885)	(107,719)
Net cash (used in) provided by financing activities	(6,084)	4,914
Effect of exchange rate changes on cash and cash equivalents	1,336	(558)
Net decrease in cash and cash equivalents	$(44,871)	$(4,828)

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

Net cash provided by operating activities during the nine months ended September 30, 2025 was $445.8 million, compared to net cash provided by operating activities of $98.5 million during the same period in 2024. This improvement was due primarily to favorable working capital changes, specifically resulting from the receipt of $299.6 million during 2025 pursuant to the Infrastructure Prepayment, which was recorded as deferred revenue and will be used to fund capital expenditure purchases in the near future. During 2025, $37.5 million in accelerated fees were paid to us pursuant to the Updated Services Agreements, which also increased deferred revenue. Other smaller items, such as higher net income, after adjusting for noncash items, was offset by other unfavorable working capital changes during the period.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $485.9 million for the nine months ended September 30, 2025, compared to $107.7 million for the same period in 2024. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements. The increase during 2025 was principally due to milestone payments made to MDA Space and SpaceX totaling $315.8 million and $19.0 million, respectively, associated with the Extended MSS Network.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $6.1 million during the nine month period ended September 30, 2025, compared to net cash provided by financing activities of $4.9 million for the same period in 2024. In February 2024 and August 2025, we received proceeds from the 2023 Funding Agreement totaling $37.7 million and $27.1 million, respectively, which was used to pay amounts owed to vendors for network purchases pursuant to the Updated Services Agreements. During 2025 and 2024, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement and also paid cash dividends to holders of the Series A Preferred Stock.

Indebtedness and Other Financing Arrangements

At September 30, 2025, the principal amount of our debt totaled $418.7 million, which accrues fees at a weighted average stated rate up to 9%.

At September 30, 2025, our deferred revenue, net, totaled $734.4 million, of which the majority is expected to be earned over a period in excess of five years as we perform services under the Updated Services Agreements.

For more information regarding our 2024 Debt Repayment, 2021 and 2023 Funding Agreements, dividends paid to holders of the Series A Preferred Stock and Infrastructure Payments, see Note 6: Long-Term Debt and Other Financing Arrangements and Note 2: Special Purpose Entity to our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risk during the quarter ended September 30, 2025. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") as of September 30, 2025, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2025.

(b) Changes in internal control over financial reporting.

As of September 30, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Composite Certificate of Incorporation of Globalstar, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025))
3.2*	Sixth Amended and Restated Bylaws of Globalstar, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025)
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	November 6, 2025	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)