Form 10-K
period 2025-12-31
Globalstar, Inc.
filed 2026-02-27
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025
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
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.

As of February 20, 2026, 128,554,348 shares of voting common stock were outstanding and 149,425 shares of preferred stock were outstanding. Unless the context otherwise requires, references to common stock in this Report mean the Registrant's voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

PART I

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives) and the completion, delivery and launch of new satellites, our expectations regarding the outcomes of regulatory and licensing proceedings, the expected growth prospects of our existing customers and the markets that we serve, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "might," "could," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to meet our obligations and attain the anticipated benefits under the Updated Services Agreements (as defined herein), our ability to retain existing customers, including the Customer (as defined herein), the operational performance and orbital lives of our satellites, including damage to, failure of, or disruptions or other problems at our satellites or associated ground facilities and network operations control centers, our ability to successfully or timely launch satellites, changes in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand (including the impact of delays in the completion, delivery or launch of new satellites), our ability to exploit and respond to technological innovation, including integrating licensed technology into our products and services and developing, acquiring, maintaining and protecting information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, the availability of equipment, component parts and other materials used in our business operations, the reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), our compliance with and interpretation of laws and regulations (including tax laws and regulations), including those related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, any cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority, additional spectrum sharing agreements, or revocation, modification or non-renewal of necessary licenses, the opportunities for strategic business transactions and the effects of consolidation in our industry on us and our competitors, business interruptions due to natural disasters and unexpected events, volatility in the trading price of our common stock and other factors described in Item 1A. Risk Factors of this Report and as may be further updated by subsequent filings with the U.S. Securities and Exchange Commission. Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances, or changes in our assumptions, business plans or other changes.

Item 1. Business

Mobile Satellite Services Business

Through its global satellite network, Globalstar, Inc. (“we,” “us” or the “Company”) provides Mobile Satellite Services (“MSS”), including voice and data communications services to retail, business and governmental customers as well as wholesale satellite capacity services. We offer these services over our network of in-orbit satellites and ground stations (“gateways”) pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing global mobile satellite communications services, we aim to meet our customers' increasing desire for connectivity.

Business Strategy

Our competitive advantages are leveraged through our ability to deliver communications products and services, wholesale satellite capacity services, government services, and terrestrial spectrum and network solutions. These core competencies are outlined below.

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

We compete aggressively on price and strive to differentiate the products and solutions that we offer to our customers. As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over the Globalstar System to meet the needs of our existing and prospective customers. In October 2025, we released the RM200M two-way module, designed to integrate into IoT and industrial solutions. Our current initiatives are focused in part on further investment and development of Commercial IoT-enabled devices, including a two-way reference design module and finished products with satellite only and multimode capabilities.

Wholesale Satellite Capacity Services

Wholesale satellite capacity services include satellite network access and related services over the Globalstar System.

We provide certain services to Apple Inc. (the "Customer") pursuant to a service agreement and certain related ancillary agreements (collectively, the "Service Agreements"). In October 2024, we agreed to make certain amendments to the Service Agreements and entered into other related agreements with the Customer (the Service Agreements, as amended, collectively, the "Updated Services Agreements") to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (collectively the "Extended MSS Network"). The Updated Services Agreements generally require us to allocate network capacity to support the services we provide to the Customer and for the Customer to enable Band 53/n53 for use in cellular-enabled devices designated by the Customer for use with our services. For additional information about the Updated Services Agreements, see Note 2: Special Purpose Entity to our Consolidated Financial Statements.

As consideration for the services provided by us to the Customer under the Updated Services Agreements, payments to us include a fixed service fee, fees relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and related criteria.

We retain 15% of our current and future network capacity to support our other customers, including our existing and future Commercial IoT, SPOT and Duplex subscribers. We believe that this capacity can support a substantial increase in our own subscriber base. This retained satellite capacity can be used by us directly or through additional wholesale customer opportunities.

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

Terrestrial Spectrum and Network Solutions

We have terrestrial licenses in 12 countries resulting in approximately 12.0 billion MHz-POPs (megahertz of our terrestrial spectrum authority in each country multiplied by a total population of approximately 1.0 billion over the covered area) as of December 31, 2025. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly “borderless” spectrum working across geographies. We believe our portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhanced the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

In January 2026, we exercised our right under the Intellectual Property License Agreement (the “License Agreement”) with XCOM Labs, Inc. (now known as Virewirx, Inc.) (“XCOM”) to purchase intellectual property assets relating to the development and commercialization of XCOM’s technologies for wireless spectrum innovations, including XCOM RAN systems, which is XCOM’s commercially available coordinated multi-point radio system. XCOM RAN systems deliver substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also now own XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. Certain former XCOM employees, who developed these technologies are employed by Globalstar and continuing to further commercialize the technology. We believe bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology creates a significant opportunity to deliver private networks for mission-critical needs of customers.

Terrestrial spectrum and network solutions revenue is included in "Government and Other Services" within the service revenue category of our results of operations.

Globalstar System

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA Space") pursuant to which we expect to acquire 17 satellites to replace our HIBLEO-4 U.S.-licensed system. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau granted our application to replace our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under a renewed 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. We currently expect delivery of the 17 replacement satellites during 2026, with the first set expected in early 2026 and the second set in mid-2026. These replacement satellites are expected to complement our existing second-generation constellation to ensure continuous service delivery. In February 2025, we entered into another agreement with MDA Space pursuant to which we expect to acquire more than 50 third-generation C-3 System (defined below) satellites related to the Extended MSS Network.

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. (“SpaceX”) and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for two launches of the replacement satellites that we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. We currently expect to complete both launches during 2026 with the first launch, consisting of eight replacement satellites, anticipated during the first half of 2026, and the launch of the second set of replacement satellites anticipated during the second half of 2026. In October 2024, we entered into agreements with SpaceX for the launch of the new C-3 System third-generation satellites to support the Extended MSS Network.

Our satellites communicate with our global network of gateways, each of which serves an area of up to 1,000,000 square miles. Each gateway consists of multiple 6-meter tracking antennas, spaced at least 50 meters apart with associated electronics and other infrastructure. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We locate our gateways to maximize coverage over most of the Earth's land and human population and provide redundancy in the unlikely event that a tracking antenna or gateway is offline for any reason. We continue to evaluate and, as deemed necessary, expand our global network of gateways to meet market demand and optimize coverage and service quality. We have announced plans to expand our ground network to support the Extended MSS Network with construction underway at critical sites around the globe. We continue to progress our infrastructure expansion with construction underway at most sites around the globe, including certain sites in North America, Asia and Europe where construction is complete. This global expansion initiative is expected to include approximately 90 new antennas across 35 ground stations in 25 countries.

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to a device connected to the public switched telephone network

(“PSTN”), a cellular or another wireless network or the internet for data communications including Commercial IoT communication services.

We believe that the design of the Globalstar System enables faster and more cost-effective maintenance and upgrades because the software and much of the hardware are located on the ground and thus readily accessible. Our multiple gateways allow us to reconfigure the Globalstar System quickly to extend another gateway's coverage to make up for lost coverage from a disabled gateway or to increase capacity resulting from surges in demand.

Our ground network includes our ground equipment, which uses technology permitting communication to multiple satellites. The architecture of the Globalstar System provides full frequency re-use. This maximizes satellite diversity (which maximizes quality) and network capacity as we can reuse the assigned spectrum in every satellite beam in every satellite. In addition, we have developed a proprietary technology for our SPOT and Commercial IoT communication services.

Customers

We provide services to customers in each area of our business, including communications products and services, wholesale satellite capacity services, government services, and terrestrial spectrum and network solutions.

We enable direct-to-cellular connectivity over the Globalstar System to the Customer under the Updated Services Agreements through a wholesale capacity arrangement. For the years ended December 31, 2025, 2024 and 2023, the Customer under the Updated Services Agreements was responsible for 63%, 58%, and 49%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue during these years. The loss of the Customer may have an adverse impact on our financial condition, results of operations and cash flows. See Item 1A. Risk Factors, “Revenue under the Updated Services Agreements constitutes a majority of our current revenue, and there is no assurance that we will receive the revenue expected under the Updated Services Agreements.” for further discussion.

As of December 31, 2025, we had approximately 791,000 MSS subscribers worldwide. Our subscriber count only includes our MSS subscribers who have an active Globalstar service contract. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephony and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

Communications Products and Services

Commercial IoT Transmission Products

Satellite IoT connectivity has become more critical to a growing number of sectors and use cases. We provide both one-way and two-way data services from an IoT device over the Globalstar System that can be used to track and monitor assets. Our subscribers use our Commercial IoT devices for a host of applications, including to track assets, such as: cargo containers and rail cars, and to monitor utility meters and oil and gas assets. At the heart of our Commercial IoT services is a demodulator and radio-frequency interface, called an appliqué, which is located at a gateway and an application server in our facilities. The appliqué-equipped gateways provide coverage over vast areas of the globe. The small size of the IoT devices makes them attractive for use in tracking asset shipments, monitoring unattended remote assets, trailer tracking and mobile security. Our recently launched two-way data services have capabilities that include tracking as well as command, control and acknowledgment message types. We provide Commercial IoT services to customers operating in a variety of industries, primarily government, transportation, construction, agriculture and forestry. Current customers include various governmental agencies, such as the Federal Emergency Management Agency, U.S. Army, U.S. Air Force, National Oceanic and Atmospheric Administration, U.S. Forest Service and U.K. Ministry of Defence, as well as other organizations, such as BP, Shell and The Salvation Army.

We designed our Commercial IoT services to address demand in the market for a small and cost-effective solution for sending data, such as geographic coordinates, from assets or individuals in remote locations to a central monitoring station. Customers realize an efficiency advantage from tracking assets on a single global system as compared to several regional systems.

Satellite Transmitter Modules and Chips

We offer small satellite transmitter modules, such as the STX-3, ST-150 and ST100, and chips, such as our proprietary ASIC, which enable products that integrate our modules to access our network. We have sales arrangements with major resellers to market our Commercial IoT services, including some value-added resellers that integrate our modules into their proprietary solutions designed to meet certain specialized niche market applications. The STX-3 provides additional opportunities to integrate satellite connectivity into products used for vehicle and asset tracking, remote data reporting and other data log reporting that have limited size requirements. Affordable pricing, low power consumption and small size make the STX-3 a highly efficient module ready for integration in a wide variety of applications. The ST-150 is a satellite modem module that can be quickly and effectively integrated into technology to develop unlimited applications for a range of markets. Also available in a development kit, the ST-150 helps value-added resellers to integrate the modem into their products. The ST100 is a small, lightweight and low power IoT board with embedded antennas. The ST100 offers a customizable approach to new Commercial IoT product innovations and can be used by simply adding power, a mechanical enclosure and configuring the settings within the device firmware. The low cost, size, weight and power consumption of the ST100 make it ideal for animal tracking, among other applications. For more advanced technical requirements, third parties can write their own firmware on the ST100 and utilize Bluetooth® wireless technology and the serial connector to expand the use of the board and integrate it with other devices or hardware. The ASIC provides a single chip one-way solution that can be embedded in a customer's own solution.

SmartOne Asset Managers

We also offer complete products that utilize the STX-3 transmitter module and our ASIC chip. Our Commercial IoT units, including the enterprise-grade SmartOne family of asset-ready tracking units, are used worldwide by industrial, commercial and government customers. These products provide cost-effective, low-power, ultra-reliable, secure monitoring that help solve a variety of security applications and asset tracking challenges. Partnering with existing third party technology providers, we are developing Commercial IoT products to connect existing and new users and accelerate deployment of expanded Globalstar Commercial IoT product offerings.

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

Two-Way Satellite Transmit/Receive Modules

We offer an innovative platform for advanced telematics and command/control, embodied by our leading RM200M module. The RM200M module, launched in October 2025, is a globally certified two-way satellite IoT module that employs a single-stack chip design to provide seamless and reliable connectivity with advanced capabilities to track and monitor data. Our application enablement platform eases customer onboarding and product integration by providing built-in application modules, libraries, and manufacturing support to allow customers faster product development using the RM200M module.

Future Developments

We are currently developing a two-way Commercial IoT finished product to complement the recently launched RM200M. Both the RM200M and the finished product are designed to provide the fundamentals to effectively pursue sales opportunities with carriers, enterprises, large resellers, system integrators, and other customers looking to extend their business models with satellite connectivity.

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

We currently sell SPOT Gen4TM, SPOT X® and SPOT Trace® products. SPOT Gen4TM products enable subscribers to transmit predefined messages to a specific preprogrammed email address, phone or data device, including requests for assistance and “SOS” messages in the event of an emergency. SPOT X® products are two-way SPOT devices with keyboard functionality allowing subscribers to send and receive SMS messages. SPOT X® products connect to a smartphone via Bluetooth® wireless technology through the SPOT X® app to send and receive satellite messages, including SOS messages. SPOT Trace® products are cost-effective, anti-theft and asset-tracking devices that notify owners via email or text anytime movement is detected, using 100% satellite technology to provide location-based messaging and emergency notification for on or off the grid communications. We are currently developing a new two-way SPOT product, which is currently expected to launch in late 2026.

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

Product Distribution

We distribute and sell our SPOT products through a variety of distribution channels. We have distribution relationships with a number of "Big Box" retailers, including Amazon, Bass Pro Shops, Cabela's, REI, Sportsman's Warehouse, Academy and West Marine, and other similar distribution channels. We also sell SPOT products and services directly using our existing sales force and through our direct e-commerce website, www.findmespot.com.

Duplex Two-Way Voice and Data Products

Mobile Voice and Data Satellite Communications Services and Equipment

We provide mobile voice and data services to a variety of commercial, government and individual customers for remote business continuity, recreational usage, safety, emergency preparedness and response and other applications. We offer our services for use only with equipment designed to work on our network. Subscribers typically pay an initial activation fee, a usage fee for a fixed or unlimited number of minutes, and fees for additional services such as voicemail, call forwarding, short messaging, email, data compression and internet access. We regularly monitor our service offerings and rate plans in accordance with customer demands and market changes and offer pricing plans such as bundled minutes, annual plans and unlimited plans. We no longer manufacture and sell Duplex devices in favor of other use cases for the Globalstar System.

Spectrum and Regulatory Structure

We benefit from a worldwide allocation of radio frequency spectrum in the international radio frequency tables administered by the International Telecommunications Union (“ITU”). Access to this globally harmonized spectrum enables us to design satellites, networks and terrestrial infrastructure enhancements more cost effectively because the products and services supported by the ITU can be deployed and sold worldwide. In addition, this broad spectrum allocation enhances our ability to capitalize on existing and emerging wireless and broadband applications.

We believe our MSS spectrum position provides potential for harmonized terrestrial authority across many international regulatory domains and have received and continue to seek approvals in various international jurisdictions.

Satellite Network

Globalstar has been authorized to operate a LEO MSS system for over 30 years. In the United States and its territories, the FCC has authorized us to operate our HIBLEO-4 system between 1610-1618.725 MHz (L-Band) for “Uplink” communications from user terminals to our satellites and between 2483.5-2500 MHz (S-Band) for “Downlink” communications from our satellites to user terminals. The FCC has also authorized us to operate our domestic gateways with our first-generation satellites and we also obtained all authorizations necessary from the FCC to operate our domestic gateways with our second-generation satellites in the 5091-5250 and 6875-7055 MHz bands (C-Band). In 2024, the FCC Space Bureau issued an order granting our application to replenish our HIBLEO-4 U.S.-licensed system with up to 26 additional replacement satellites and operate them under a renewed fifteen-year license term to provide long-term MSS.

We licensed and registered our second-generation HIBLEO-X satellites in France. Our HIBLEO-X satellites, launched between 2010 and 2013, are licensed to operate frequency assignments between 1610-1621.35 MHz (L-Band) for “Uplink” communications from user terminals to our satellites and between 2483.5-2500 MHz (S-Band) for “Downlink” communications from our satellites to user terminals. France also authorized Globalstar’s in-orbit operation of the HIBLEO-X satellites. In accordance with our authorization to operate the HIBLEO-X, or second-generation, satellites, we established a satellite operations control center in France. We have redundant satellite operation control facilities in Covington, Louisiana and Toulouse, France. In 2020, France renewed our authorization to provide MSS and operate the gateway in Aussaguel, France for an additional 10-year term.

We have acquired the operational rights to the AST-NG-C-3 system filing made by the Republic of France with the ITU. This filing will enable us to commercialize our third-generation MSS network (the "C-3 System") to support the Services (as defined herein) provided over the Extended MSS Network. We have applied to the French government to secure the necessary authorizations to launch and operate the C-3 System. We are also pursuing market access approvals from multiple countries, including the United States. In February 2025, we filed a petition with the FCC requesting U.S. market access for the C-3 System. The FCC Space Bureau has accepted our petition for filing and published it for public comment.

Terrestrial Authority for Globalstar's Licensed 2.4 GHz Spectrum

We are authorized to provide terrestrial broadband services over 11.5 MHz of our licensed MSS spectrum at 2483.5 to 2495 MHz (S-Band) throughout the United States and its territories. The Third Generation Partnership Project (“3GPP”), an organization that produces technical specifications and reports for 3GPP technologies, has designated the 11.5 MHz terrestrial band as Band 53 with the 5G variant of our Band 53, known as n53 (collectively "Band 53/n53").

We own key XCOM intellectual property assets, including a number of XCOM’s novel technologies for wireless spectrum innovations, such as XCOM RAN, XCOM’s commercially available coordinated multipoint radio system. XCOM technologies deliver substantial capacity gains and other benefits in dense, complex, challenging wireless environments in sub 7 GHz spectrum, including Band n53. We also own XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices.

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

Within the major satellite sectors, fixed and MSS operators differ significantly from each other. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat Communications and SES S.A., and aperture terminal companies, such as Hughes and Gilat Satellite Networks, are characterized by large, often stationary or "fixed," ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. On the other hand, MSS providers, such as Globalstar, Viasat, Inc. ("Viasat") (which acquired Inmarsat PLC (“Inmarsat”)), Iridium Communications Inc. (“Iridium”), and ORBCOMM, focus more on voice and/or data services (including data services which track the location of remote assets such as shipping containers), where mobility or small-sized terminals are essential. As MSS terminals begin to offer higher bandwidth to support a wider range of applications, we expect MSS operators will increasingly compete with fixed satellite services operators. There are also multiple new systems that have recently launched as well as systems that are expected to launch over the coming years. Newer systems, including both MSS and fixed-satellite services that have launched include SpaceX’s Starlink, Amazon Leo and AST SpaceMobile, among others. These systems are currently providing a host of services, including consumer broadband, government and direct-to-cellular with the growth of their service offerings expected to materially increase over the coming years.

LEO systems reduce transmission delay compared to a geosynchronous system due to the shorter distance signals have to travel. In addition, LEO systems are less prone to signal blockage and, consequently, we believe provide a better overall quality of MSS.

We are also a provider of licensed wireless spectrum for use in terrestrial networks. As more and more devices are connected wirelessly and as their applications increase in bandwidth intensity, more terrestrial spectrum is required. In the United States, there are a number of other current licensed spectrum providers, including Anterix, Nextwave and TerraStar, as well as various other licensed spectrum holders. We also provide an alternative to unlicensed spectrum used with Wi-Fi or lightly licensed spectrum like CBRS.

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

Our direct-to-cellular service faces competition from newly announced service providers, including SpaceX's Starlink and a number of new market entrants. While we believe that our service is currently the most robust service providing direct-to-cellular satellite capabilities across multiple regions, other satellite service providers are providing or marketing similar satellite services.

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

For terrestrial spectrum opportunities, our primary competition is other licensed and unlicensed terrestrial spectrum alternatives and, to a lesser extent, lightly licensed terrestrial bands. Anterix, a licensed spectrum holder, is also a successful competitor for use cases that require low data over longer distances primarily for utilities. We may be able to address certain of these use cases with spectrum provided by our satellite network. As the terrestrial spectrum industry continues to change, recent terrestrial spectrum sales, such as between EchoStar and SpaceX and EchoStar and AT&T, may increase the current competitive landscape for products and services.

Refer to Item 1A. Risk Factors - "Risks Related to Government Regulations" for further discussion of our competitive landscape.

Governmental Regulations

Please refer to Item 1A. Risk Factors - "Risks Related to Government Regulations" for further discussion of the impact of governmental regulations on our business.

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

Foreign Operations

We supply services and products to a number of foreign customers. Although most of our sales are denominated in U.S. dollars, we are exposed to currency risk for sales in Canada, Europe, Brazil and various other countries. In 2025, approximately 13% of our sales were generated in foreign countries, which generally are denominated in local currencies. See Note 3: Revenue to our Consolidated Financial Statements for additional information regarding revenue by country. For more information about our exposure to risks related to foreign locations, see Item 1A. Risk Factors - "We face special risks by doing business in international markets and developing markets, including currency and expropriation risks, which could increase our costs or reduce our revenues in these areas."

Intellectual Property

We hold various U.S. and foreign patents and patents pending, including those acquired from XCOM. These patents cover many aspects of our satellite system, our global network, our user terminals and XCOM technologies. In recent years, we have reduced our foreign filings and decided to allow some previously granted foreign patents to lapse based on (a) the relative significance of the patent, (b) our assessment of the likelihood that someone would infringe in the foreign country, and (c) the probability that we could or would enforce the patent in light of the expense of filing and maintaining the foreign patent which, in some countries, is quite substantial. We continue to maintain all of the patents in the United States, Canada and Europe that we believe are important to our business. Our intellectual property is pledged as security for our obligations under the Funding Agreements and 2024 Prepayment Agreement (as defined below).

Human Capital

As of December 31, 2025, we had 477 employees in fifteen countries around the world; 25 of our employees were located in Brazil and subject to collective bargaining agreements. We consider our relationship with our employees to be good. We are an equal opportunity employer and comply with labor and employment laws in all of the countries in which we operate.

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

Services and Equipment

Sales of services accounted for approximately 94%, 95% and 91% of our total revenues for 2025, 2024, and 2023, respectively. We also currently sell related data equipment to our Commercial IoT and SPOT customers, which accounted for approximately 6%, 5% and 9% of our total revenues for 2025, 2024, and 2023, respectively.

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

We make available free of charge financial information, news releases, SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports on our website at www.globalstar.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The documents available on, and the contents of, our website are not incorporated by reference into this Report.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk and uncertainties. You should carefully consider the risks described below, as well as all of the information in this Report, including but not limited to Item 1. “Business”, Item 1C. “Cybersecurity”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Item 3. “Legal Proceedings", and our other filings with the SEC, in evaluating and understanding us and our business. If any of the following risks occur, they may have a material adverse impact on our business, financial condition, stock price, results of operations, reputation, prospects, costs or liabilities and you could lose part or all of your investment. The summary and risks that follow are organized under headings as determined to be most applicable, but such risks also may be relevant to other headings. Additional risks not presently known or that we currently deem immaterial or general risks that apply to all companies operating in the U.S. and globally, which may emerge or become material, may also impact our business and the risks identified in this Report may adversely affect our business in ways we do not currently anticipate. See "Cautionary Statement About Forward-Looking Statements" at the beginning of this Report.

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
•Failure to successfully or timely launch new satellites;
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
•Availability and costs of equipment, component parts and other materials;
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

Risks Related to Our Business

Revenue under the Updated Services Agreements constitutes a majority of our current revenue, and there is no assurance that we will receive the revenue expected under the Updated Services Agreements.

Consideration received under the Updated Services Agreements constituted approximately 63% of our revenue for the year ended December 31, 2025. The Updated Services Agreements impose a number of substantial obligations on us, provide for certain of our fees to be payable only upon satisfaction of the conditions therein and are terminable by the Customer at any time upon advance notice or force majeure event, or by either party upon the occurrence of certain events of default. It is possible that we may fail to meet these obligations, that the conditions to the payment of such fees may not be satisfied, that the Customer's products that employ the services rendered will not succeed or that the Updated Services Agreements may be terminated. If any of these events were to occur, we would not receive the revenue we currently expect to receive under the Updated Services Agreements, which may adversely affect our business and results of operations. Further, the Updated Services Agreements do not prevent the Customer from allowing their devices to use another network provider's satellite services, which could also negatively impact our revenues that we currently expect to receive under the Updated Services Agreements.

If we experience disruptions with respect to our gateways or operations centers, we may not be able to provide service to our customers.

Our satellite network traffic is supported by our gateways located around the globe. We operate our satellite constellation from our ground and space operations control centers (referred to as Network Operations Control Centers) at three locations (France, Texas and Louisiana) to provide geo-redundancy and ongoing coverage. Our gateway facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events, such as natural disasters, extreme weather events or terrorist attack, and could be difficult to replace or repair and could require substantial lead-time to do so. In North America, we have implemented contingency coverage which allows neighboring gateways to provide services in the event of a gateway failure. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations centers may also experience service shutdowns or periods of reduced service as a result of equipment failure, delays in deliveries of material, equipment or component parts, regulatory issues or routine system testing, any of which may impede our ability to provide service to our customers, which could have a material impact on our business results and business reputation.

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

Although our second-generation satellites are expected to provide commercial service over a 15-year design life, we can provide no assurance as to whether any or all of them will continue in operation for their full design life. A number of factors will affect the actual commercial service lives of each satellite, including:
•the amount of propellant used in maintaining the satellite's orbital location or relocating the satellite to a new orbital location;
•the durability and quality of its construction;

•the performance of its components;
•hazards and conditions in space such as solar flares and space debris;
•operational failures and other anomalies; and
•changes in technology which may make all or a portion of our satellite fleet obsolete.

From time to time, our satellites have become partially or completely inoperable, especially as they have approached the end of their estimated useful lives. In the past, we have been able to address these events by reconfiguring our satellites to provide continued service to our customers. We can provide no assurance, however, that we would be able to successfully reconfigure our satellites or network if we were to experience the failure of multiple satellites.

It is also possible that the total available payload capacity of a satellite may need to be reduced prior to the satellite reaching its end-of-orbital life. A reduction in the orbital life of any of our satellites could result in a reduction of revenue, the recognition of an impairment loss and an acceleration of capital expenditures, as well as reputational harm. The potential impact on our revenue from a reduction in the orbital life of one or more satellites may vary depending on the satellite's orbital location as well as the type of device and service a customer is using. If a satellite fails prior to the end of its estimated useful life, we would record an impairment charge in our statement of operations equal to the satellite's remaining net book value, which would depress our net income (or increase our net loss) for the period in which the failure occurs. For example, during the first quarter of 2025, we recorded a loss on disposal of assets of $7.0 million on our consolidated statements of operations. This loss reflected the net book value of one of the our second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable.

Our satellites are exposed to a wide and unique range of risks, including collisions with space debris and other LEO satellites, natural disasters and other extreme space weather events, all of which could adversely affect the performance of our constellation.

Our ability to maneuver our satellites to avoid potential collisions with space debris is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of, and predicted conjunctions with, debris objects tracked and cataloged by the U.S. government. Some space debris is too small to be tracked; therefore, its orbital location is completely unknown. Debris that cannot be tracked can still be large enough to potentially cause severe damage to or failure of one of our satellites should a collision occur. If our satellites experience collisions with space debris, our service could be impaired. Any such collision could potentially expose us to significant losses. Additionally, over the past few years, the increase in LEO constellations has resulted in a higher volume of satellites in orbit. More LEO satellites in orbit could increase the risk of potential collision.

Space weather, including coronal mass ejections and solar flares, have the potential to impact the performance of our in-orbit satellites. If we experience operational disruptions due to a space weather event, we may be unable to provide service to our customers in the affected area, either temporarily or indefinitely. Additionally, there are inherent dangers and risk associated with our satellite operations, including the risk of equipment damage caused by increased radiation and any such failures or service disruptions could harm our business and results of operations.

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

Satellites utilize highly complex technology and operate in the harsh environment of space and therefore are subject to significant operational risks while in orbit. Our satellites may experience temporary outages or otherwise may not be fully functioning at any given time. There are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, but the physical repair of satellites in space is not feasible. We do not insure our second-generation satellites against in-orbit failures after an initial period of six months, whether the failures are caused by internal or external factors. In-orbit failure may result from various causes, including component failure, solar array failures, telemetry transmitter failures, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation, wind and flares, and collision with space debris or other satellites. Additionally, human operators may execute improper implementation commands that may negatively impact a satellite's performance. These failures are commonly referred to as anomalies. Some of our satellites have had anomalies (like malfunctions) in the past and may have anomalies in the future, for reasons described above or arising from the failure of other systems or components, and intrasatellite redundancy may not be available upon the occurrence of any anomalies. For example, during the first quarter of 2025 one of our second-generation satellites experienced a power control anomaly, rendering the satellite inoperable. There can be no assurance that, in these cases, it will be possible to restore normal operations, especially without an in-orbit spare available. Where service cannot be restored, the failure could cause the satellite to have less capacity available for service, to suffer performance degradation or to cease operating prematurely. Any disruption to service or extended periods of reduced capacity could cause loss of customers or revenue, litigation, unexpected costs, reputational harm or failure to attract customers.

We may not be able to successfully or timely launch satellites, including due to construction and delivery delays, to support the Phase 2 Service Period or Services provided over the Extended MSS Network under the Updated Services Agreements.

Delays in the delivery or launch of new satellites could negatively impact our future operations and financial results, including the obligations under the Updated Services Agreements, which could result in a decrease in expected revenue or termination. For example, as a result of delivery delays of the replacement satellites to support the Phase 2 Service Period, we were unable to timely launch the first set of replacement satellites that we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. We are working to establish an updated launch window for the first set of replacement satellites and expect the launch of such satellites to occur in the first half of 2026; however, we may not be able to do so timely, if at all. Refer to Note 10: Commitments and Contingencies to our Consolidated Financial Statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments for further discussion.

When we launch satellites, we may experience launch or deployment failures, which subject us to additional risks and losses. Satellites are particularly vulnerable to loss and malfunction at the time they are launched and deployed into orbit, and some of our competitors have experienced catastrophic losses of substantial numbers of satellites in connection with launch and deployment. While we may obtain launch insurance to mitigate the risk of such a loss, such insurance would not cover all our economic losses if we experienced such an event, and there would be a substantial delay before we could obtain satellites to replace any we lost. Accordingly, a loss of a significant number of our new satellites at launch or deployment could adversely affect our ability to continue to provide satellite services and may cause us to lose opportunities to use our constellation to provide new or expanded services.

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
•our ability to maintain the health of our ground network and expand to support the network;
•our ability to realize the expected benefits from the XCOM transaction or realize a satisfactory return on our investment in the XCOM assets or increase our revenue;
•our ability to introduce new products and services that meet current and projected market demand, including adequately differentiating our products and services from competing products and services like direct-to-cellular;
•our ability to retain current customers and attract new customers, including through exploiting our existing and future spectrum authority both in the United States and internationally;
•our ability to control the costs of developing an integrated network providing related products and services, as well as our future terrestrial mobile broadband services;
•our ability to market successfully, and the level of market acceptance and demand for our products and services;
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

In February 2022, we entered into a satellite procurement agreement with MDA Space pursuant to which we expect to acquire at least 17 and up to 26 satellites that will replace our HIBLEO-4 U.S.-licensed system and provide long-term continuity of our MSS. As noted above, the delivery of the replacement satellites has been delayed. In February 2025, we entered into another agreement with MDA Space pursuant to which we expect to acquire more than 50 third-generation satellites related to the Extended MSS Network. We are acquiring the satellites to provide continuous satellite services and meet our obligations under the Updated Services Agreements, as well as to provide services to our current and future customers. We may not have sufficient satellite capacity available to meet demand, and we may not be able to quickly or easily adjust our capacity to any increases in demand. In addition, satellites represent a significant capital expenditure, and, notwithstanding our Funding Agreements and the Infrastructure Prepayment, we may not have the necessary capital available or be able to raise additional capital to fund such capital expenditures. See our risk factors below regarding our ability to fund all our capital expenditures and raise additional capital. Our business could be adversely affected if we are not able to anticipate or adapt to consumer demands for satellite capacity.

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

We face competition from a wide range of competitors. Many of these companies have greater resources, more name recognition and newer technologies than we do.

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

Terrestrial Competitors

In addition to our satellite-based competitors, terrestrial wireless data service providers are continuing to expand into rural and remote areas, particularly in less developed countries. Industry consolidation could adversely affect us by increasing the scale or scope of our competitors and thereby make it more difficult for us to compete for customers for our services. For example, recent spectrum transactions, such as between EchoStar and SpaceX and EchoStar and AT&T, may increase competition for our current and future products and services. We could lose market share and revenue for such products as a result of increasing competition from land-based communication service providers.

Although satellite communications services and ground-based communications services differ, the two compete in similar markets with similar services. Consumers may perceive cellular communication products and services as cheaper and more convenient than satellite-based products and services.

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

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, tariffs, recession, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Such impacts may affect us or our current or potential customers, including delaying or decreasing our customers' spending on our products and services, creating an inability of our customers to pay us for our products and services or increasing our costs of services or equipment, any of which may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures. See our risk factor below regarding our ability to raise capital.

Certain geopolitical tensions and global conflicts could have an adverse impact on our current operations and financial performance. Such conflicts may lead to market or network disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment.

Lack of availability and increased costs of equipment, component parts, and other materials required to operate our business could delay or adversely impact our operations.

We rely upon the availability of equipment, component parts and other materials from the electronics industry and other suppliers. The electronics industry is subject to occasional shortages in availability of such materials depending on fluctuations in supply and demand. Industry shortages may result in delayed shipments of such materials, or increased prices (including due to tariffs), or both. As a consequence, elements of our operation which use materials from the electronics industry, such as our retail products, gateways and satellites, could be subject to disruptions, cost increases (including due to tariffs) or both. Disruptions in the global supply chain and unfavorable changes in trade policies (including increased tariffs) have limited, and may in the future limit, our ability to procure component parts timely and at reasonable prices. Supply chain disruptions, increased costs and production issues have negatively impacted, and may in the future negatively impact, our ability to sell our most popular SPOT and Commercial IoT products. The future impact of global shortages or increased costs of materials from the electronics industry is unknown and may adversely impact our business, financial condition and results of operations.

We are materially reliant on a limited number of key suppliers.

We depend on a limited number of suppliers and vendors to construct and launch our satellites and provide us, directly or through other suppliers, with equipment, component parts and other materials required to operate our business and services relating to our operations, some of which are competitors. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business. Our operations could be adversely affected in the future if any of these vendors are unable or unwilling for any reason to continue to deliver their products or services on terms acceptable to us, including due to business interruptions, unfavorable tariffs or trade policies, geopolitical tensions or global conflicts, litigation, financial distress, bankruptcy or changes in their operations or business strategies.

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

 Although our most economically important geographic markets currently are the United States and Canada, we have substantial markets for our MSS in, and our business plan includes, developing countries or regions that are underserved by existing telecommunications systems, such as rural Brazil. Developing countries are more likely than industrialized countries to experience market, currency and interest rate fluctuations and high inflation. In addition, these countries present risks relating to government policy, price, wage and exchange controls, social instability, expropriation and other adverse economic, political and diplomatic conditions.

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

Our operations involve transactions in a variety of currencies. Sales denominated in foreign currencies involve primarily the Canadian dollar, the euro and the Brazilian real. Accordingly, our operating results may be significantly affected by fluctuations in the exchange rates for these currencies. Approximately 13% and 15% of our total revenue was derived from customers primarily located in Canada, Europe, Central America, and South America during 2025 and 2024, respectively. Our results of operations for 2025 and 2024 included net gains of $15.7 million and net losses of $16.6 million, respectively, on foreign currency transactions. We may be unable to offset unfavorable currency movements as they adversely affect our revenue and expenses. Our inability to do so could have a substantial negative impact on our operating results and cash flows.

Our financing arrangements may adversely affect our cash flow and our ability to operate our business, including our ability to incur additional indebtedness.

On a near-term and longer-term basis, principal liquidity requirements include primarily funding our operating costs, capital expenditures, including related to the Extended MSS Network and other growth opportunities, and financing arrangements, including recoupments under the 2021 and 2023 Funding Agreements and 2024 Prepayment Agreement, Customer Class B Units as well as dividends on our Series A Preferred Stock. Our principal sources of liquidity include cash on hand ($447.5 million at December 31, 2025), cash flows from operations and proceeds from the 2023 Funding Agreement and the Infrastructure Prepayment. Another source of liquidity may include proceeds from the exercise of warrants issued to the Customer in accordance with the Updated Services Agreements and to Thermo in accordance with the Amended Thermo Guaranty (as defined below).

Our operating expenses for the year ended December 31, 2025 were $265.6 million, which included noncash items such as stock-based compensation of $23.4 million, depreciation, amortization and accretion of $87.4 million and a loss on disposal of assets of $7.2 million. Certain of our operating expenses are associated with network-related costs that support the Updated

Services Agreements, a substantial portion of which are reimbursed to us.

As of December 31, 2025, the principal balance of our debt obligations was $410.0 million, consisting of $221.6 million under the 2024 Debt Repayment, $182.1 million under the 2023 Funding Agreement and $6.3 million under the 2021 Funding Agreement. We also have $708.6 million outstanding under the Infrastructure Prepayment and $149.4 million held by the holders of our Series A Preferred Stock.

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

Further, the Globalstar SPE (as defined herein) owns the primary assets and licensing associated with the Extended MSS Network and the Customer owns 20% of the outstanding units of the Globalstar SPE. For additional information regarding the Globalstar SPE, the Extended MSS Network and the Updated Services Agreement see Note 2: Special Purpose Entity to our Consolidated Financial Statements. Such assets associated with the Extended MSS Network will be used to provide the extended services under the Updated Services Agreement. In connection with certain events of default under the Updated Services Agreement, the Company's ability to recognize the full benefits of owning such assets may be limited. Under these circumstances, we may not be able to continue to conduct our business in the same manner, which would negatively impact our financial results.

We may also access equity and debt capital markets from time to time or refinance our debt obligations with the intent to improve the terms of our indebtedness. The availability of such financing may be unavailable on terms and conditions we determine favorable to us or at all.

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

We believe the importance of our satellite network to global communications makes it a potential target to a wide range of threat actors, including potentially nation state actors. Moreover, the risk of security breaches is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, artificial intelligence ("AI") and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions and rivalries and (iv) the increase in users on the Globalstar System by virtue of our wholesale capacity services. There can be no assurance that defenses against cyber-attacks currently available to us and others will prevent attempted intrusions by highly-determined, highly-sophisticated threat actors. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches, and we may experience a reduction in revenues, litigation and a diminution of goodwill, caused by a compromise of our systems. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. We cannot assure you that any measures we implement to protect against breaches will provide security, that we will be able to react in a timely manner, or that our remediation efforts following any attacks will be successful. For all these reasons, we cannot provide assurance that our security measures will be sufficient, or that any future breaches of our systems will not result in a material adverse effect on our business, financial condition, operational results or prospects.

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

General Liability Insurance In-Orbit Exposures

Our liability policy covers up to $90 million per occurrence (with a $90 million annual limit) that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to maintaining and operating our satellite constellation. Our current policy has a one-year term, which expires in October 2026. Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions, acts of war, insurrection, terrorism, military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference or interference with the use of property.

Our in-orbit insurance does not cover losses that might arise as a result of a satellite failure, certain operational problems affecting our constellation, or damage resulting from de-orbiting a satellite. See our risk factor above regarding risk of collisions, natural disasters and extreme space weather events for a discussion of risks to our in-orbit satellites. As a result, a failure of one or more of our satellites or the occurrence of equipment failures, collision damage, or other problems that may result during the de-orbiting process could constitute an uninsured loss and could materially harm our financial condition. For example, during the first quarter of 2025 one of our second-generation satellites experienced a power control anomaly, rendering the satellite inoperable, and we recorded a loss on disposal of assets of $7.0 million on our consolidated statements of operations, which was uninsurable.

Spectrum values historically have been volatile, and may again be volatile in the future, which could cause the value of our business to fluctuate.

Our business plan includes forming strategic partnerships to maximize the use and value of our spectrum, network assets and combined service offerings in the United States and internationally. Value that we may be able to realize from these partnerships may depend in part on the value ascribed to our spectrum. Historically, valuations of spectrum in other frequency bands have been volatile, and we cannot predict the future value that we may be able to realize for our spectrum and other assets. Recent spectrum transactions, such as by EchoStar, have increased the value of spectrum; however, such transactions may not result in the same valuation of our spectrum assets. In addition, to the extent that the FCC makes additional spectrum available or promotes the more flexible use or greater availability (such as through spectrum leasing or new spectrum sales) of existing satellite or terrestrial spectrum allocations, the availability of such additional spectrum could reduce the value that we are able to realize for our spectrum.

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

Our MSS system requires licenses or other regulatory authorization in each of the jurisdictions in which we provide service. From time to time, other operators or third parties challenge our right to receive or hold licenses. For these and other reasons, we may not be able to obtain or retain all regulatory approvals needed for current and future operations. Failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could have a material adverse effect on our ability to generate revenue and on our overall competitive position. Failure to operate our satellites, ground stations, mobile earth terminals or other facilities as required by our licenses and applicable government regulations could result in the imposition of government sanctions against us, up to and including cancellation of our licenses.

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

Additionally, we face risks with maintaining our exclusivity within our licensed frequencies, defending against interference into our system caused by competing operators, and meeting evolving requirements for orbital debris mitigation and space sustainability. Increasing regulation and more burdensome requirements may impact our future business plans.

Our global operations expose us to trade and economic sanctions, other restrictions, liabilities and exposure to penalties imposed by the United States, the European Union and other governments and organizations.

We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, the U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, FCPA and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). Further, various government agencies require export licenses, which could impact our sales of Commercial IoT, SPOT and Duplex products, and the importation of equipment into various countries, if not timely obtained and maintained. Such governmental agencies may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could adversely impact our business, results of operations and financial condition.

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

Our business plan includes utilizing our licensed MSS spectrum to provide terrestrial wireless services, including mobile broadband applications, around the world. Our MSS licenses, including our terrestrial authority, are valid through various specified terms, which we intend to renew. In addition, we will need to comply with certain conditions in order to provide terrestrial broadband service under our MSS licenses, including obtaining FCC certifications for our equipment that will utilize this spectrum authority in the U.S. We are seeking similar approvals in various foreign jurisdictions. We cannot guarantee that such efforts will be successful.

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

The FCC, or other international regulatory authorities, may permit additional operators to provide competing MSS in our frequency bands in the future. While China's Beidou system is currently the only other operator of which we are aware, other regulatory authorities may require us to share spectrum with other systems that are not currently licensed by the United States or any other jurisdiction. From time to time, other operators have applied to use our licensed spectrum, which if granted could increase competition for satellite communication services and decrease the capacity available to us on such spectrum.

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

We have acquired the operational rights to the AST-NG-C-3 system filing at the ITU. This filing will enable us to commercialize our third-generation MSS network (the "C-3 System") to support the Services provided over the Extended MSS Network. We are actively working with the French government to secure the necessary authorizations to launch and operate the C-3 System. We are also pursuing market access approvals from multiple countries, including the United States. In February 2025, we filed a petition with the FCC requesting U.S. market access for the C-3 System. The FCC Space Bureau has accepted our petition for filing and published it for public comment. We cannot guarantee that such efforts will be successful.

The FCC and other foreign regulatory agencies are permitting expanded unlicensed use of the 5 GHz band including within our C-band forward feeder link (earth station to satellite), which operates at 5091-5250 MHz, and expanded licensed and unlicensed use of the 7 GHz band including within our C-band return feeder link (satellite to earth) utilized by our gateway antennas globally. Such uses may have a significant adverse impact on our ability to provide MSS. Additionally, we are experiencing harmful interference into our system from a competing Chinese system over certain parts of Asia. We can provide no assurance regarding our ability to eliminate such interference.

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

 We source our products from both domestic and foreign contract manufacturers. The adoption of regulations related to the importation of products, including quotas, duties, tariffs, taxes and other charges or restrictions on imported goods, and changes in U.S. customs procedures could result in an increase in the cost of our products. For example, throughout 2025 and continuing into 2026, there have been recent and ongoing changes to the tariff policies in the U.S., generally resulting in higher tariffs on products and equipment imported from foreign countries. Volatility in tariff rates has resulted in, and may continue to result in, lower gross margins on certain of our products manufactured outside of the U.S.

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

We collect and store data, including our customers' personal information. In jurisdictions around the world, personal information is increasingly becoming the subject of extensive legislation and regulations to protect consumers’ privacy and security, such as the EU's General Data Protection Regulation and similar laws enacted by certain U.S. states. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and ever evolving. These laws may be interpreted and applied differently from country to country and in a manner that presents a challenge to our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs or change our business practices. Our services are accessible in many foreign jurisdictions, and some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, services or existing security and privacy procedures in order to comply with new or expanded regulations across numerous jurisdictions. In addition, we could face liability to end users alleging that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, including claims and litigation resulting from such allegations. Any failure on our part to protect information pursuant to applicable regulations could result in a loss of user confidence, reputational harm and a loss of customers, which could materially impact our results of operations and cash flows.

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

 The trading price of our common stock is subject to wide fluctuations. There are a wide variety of factors, some of which may be outside of our control, that could affect the trading price of our common stock, including our operating and financial performance and prospects, our quarterly or annual earnings compared to market expectations, announcements or press coverage concerning our business and other factors described elsewhere in this “Risk Factors” section. The trading price of our common stock may also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Our stockholders may be unable to resell their shares of our common stock at or above the initial purchase price. Because we are a controlled company, there is a limited market for our common stock. In periods of low trading volume, sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

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

We may issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders. We are authorized to issue 143.3 million shares of common stock and 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. As of December 31, 2025, approximately 128 million shares of common stock were issued and outstanding and 0.1 million shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2025, there were 15.3 million shares of common stock available for issuance, of which 6.3 million shares were contingently issuable. These shares include approximately: (i) 0.4 million shares that are contingently issuable upon the exercise of outstanding stock options and vesting of outstanding restricted stock awards and units, (ii) 1.9 million shares that are contingently issuable upon the achievement of stock price targets and vesting of outstanding performance-based restricted stock units, (iii) 0.1 million shares that are contingently issuable upon the achievement of performance targets and vesting of performance-based restricted stock units, (iv) 0.3 million shares that are issuable to Thermo if they exercise their purchase right under the warrant issued to them as consideration for their guarantee under the 2023 Funding Agreement, (v) 3.3 million shares may be issued if the warrants issued to the Customer are exercised in accordance with the Updated Services Agreements and (vi) the right to acquire an additional 0.3 million shares under the warrant that may vest if and when Thermo advances aggregate funds of $25.0 million or more to us or a permitted third party pursuant to the terms of the Amended Thermo Guaranty. In the event Thermo is required to advance funds pursuant to its guarantee with us, we will also be required to issue it shares in respect of such advance. In addition, we may issue additional shares of our common stock or other securities that are convertible into, or exercisable for, common stock for raising capital or other business purposes. As of December 31, 2025, there were 99.9 million shares of preferred stock available for issuance. Future sales of substantial amounts of common stock, or the perception that such sales could occur, may have a material adverse effect on the price of our common stock.

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

As of December 31, 2025, Thermo owned approximately 58% of our outstanding common stock, which excludes shares issuable to Thermo upon the exercise of purchase rights under the warrant issued to them in connection with the 2023 Funding Agreement that have vested or may vest upon the occurrence of certain events, as well as its ownership of perpetual preferred stock. We have depended substantially on Thermo to provide capital to finance our business.

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

Provisions in our charter documents, financing arrangements, customer contracts and Delaware corporate law may discourage takeovers, which could affect the rights of holders of our common stock.

Provisions of Delaware law and our amended and restated certificate of incorporation, amended and restated bylaws, certain customer contracts and our debt agreements could hamper a third party's acquisition of us or discourage a third party from attempting to acquire control of us. These provisions include:

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
•change of control provisions under our financing arrangements, which provide that a change of control will constitute a default and exercise remedies thereunder, and certain notice and consent requirements in the event of an assignment or change of control under certain of our customer contracts; and
•change of control provisions in our 2006 Equity Incentive Plan, which provide that a change of control may accelerate the vesting of all outstanding stock options, stock appreciation rights and restricted stock.

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

Item 2. Properties

As of December 31, 2025, our principal headquarters were located in Covington, Louisiana. We own or lease the facilities described in the following table (excludes land owned not currently used in operations):

Facility Use	Location
Offices	Africa (Botswana)
Brazil (Rio de Janeiro)
Europe (Ireland)
India (Bangalore)
United States of America (California and Louisiana(1))

Gateways	Africa (Botswana and Rwanda)
Argentina (Bosque Alegre)
Asia (Japan, Singapore, South Korea and Thailand)
Australia (Dubbo, Meekatharra and Mount Isa)
Brazil (Manaus, Petrolina, Presidente Prudente and Sao Paulo)
Canada (Alberta and Ontario)
Europe (Estonia, France(1), Greece and Spain)
Mexico (Jocotitlan)
Oceania (New Zealand)
United States of America (Alaska, Florida, Hawaii, Nevada, Puerto Rico and Texas(1))

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock trades on the Nasdaq Stock Market LLC under the symbol "GSAT". We are authorized to issue 143.3 million shares of voting common stock. As of February 20, 2026, 128.6 million shares of our common stock were outstanding, held by 294 holders of record. The number of holders of record is based upon the actual number of holders registered at such date and does not include beneficial holders of shares in street name (also known as "street holders").

On February 10, 2025, we effected a reverse stock split at a ratio of 1 to 15 shares of common stock. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Preferred Stock

We are authorized to issue 100 million shares of preferred stock, of which 0.3 million shares are designated as Series A Preferred Stock. We have issued 149,425 shares of our 7.0% Perpetual Preferred Stock, Series A, $0.0001 par value per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. As of February 20, 2026, 149,425 shares of our preferred stock were outstanding, held by four holders of record. See Note 12: Related Party Transactions to our Consolidated Financial Statements for further information.

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

This Item generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of our results of operations for the years ended December 31, 2024 and 2023 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Globalstar’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025.

Reverse Stock Split and Listing on the Nasdaq Stock Market LLC

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

All issued and outstanding common stock, warrants, stock-based compensation awards and per share amounts included in the Consolidated Financial Statements and applicable notes thereto in Part II, Item 8 of this Report and elsewhere in this Report have been retrospectively restated to reflect the change in capital structure for the periods prior to the completion of the reverse stock split, as applicable.

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

Comparison of the Results of Operations for the years ended December 31, 2025 and 2024

Revenue:

Our revenue is categorized as service revenue and subscriber equipment sales. Service revenue is generated by the MSS services we provide to customers using the Globalstar System. Subscriber equipment sales are generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the twelve months ended December 31, 2025, total revenue increased $22.6 million, or 9%, to $273.0 million from $250.3 million in 2024 primarily related to an increase in wholesale capacity services revenue and higher volume of Commercial IoT device sales, partially offset by a decline in SPOT and Duplex subscriber services revenue and equipment sales revenue.

The following table sets forth amounts and percentages of our revenue by type of service for customers using the Globalstar System (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Revenue	% of Total Revenue		Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$172,731	63%		$145,299	58%
Subscriber services
Commercial IoT	27,263	10%		26,245	11%
SPOT	37,311	14%		41,140	16%
Duplex	15,238	6%		20,156	8%
Government and other services	4,766	1%		4,849	2%
Total service revenue	$257,309	94%	(1)	$237,689	95%	(1)

(1)The remaining 6% and 5% of our total revenue for the years ended December 31, 2025 and 2024, respectively, is attributable to subscriber equipment sales from the sale of MSS devices that work over the Globalstar System and equipment revenue from the sale of XCOM RAN systems.

The following table sets forth our average number of subscribers and ARPU by type of subscriber services revenue:

	December 31,
	2025	2024
Average number of subscribers for the year ended:
Commercial IoT	539,283	509,452
SPOT	222,534	241,980
Duplex	20,684	27,033
Other	235	288
Total	782,736	778,753

ARPU (monthly):
Commercial IoT	$4.21	$4.29
SPOT	13.97	14.17
Duplex	61.39	62.14

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our data or voice communications services rather than the number of persons or entities who own or lease those devices. Other providers of comparable services may count their subscribers differently.

Wholesale capacity services revenue reflects revenue from providing satellite network access and related services to the Customer under the Updated Services Agreement. Government and other services revenue includes revenue generated primarily from terrestrial spectrum and network solutions as well as governmental and engineering service contracts. None of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity services revenue or government and other services revenue in the table above.

Service Revenue

Wholesale capacity services revenue increased $27.4 million (or 19%) in 2025. Wholesale capacity services revenue reflects revenue from the Customer under the Updated Services Agreements. The majority of the increase during 2025 related to the timing and amount of service fees associated with the reimbursement of network-related costs as well as for fees related to certain expanded services.

Commercial IoT service revenue increased $1.0 million (or 4%) in 2025 due to a 6% increase in average subscribers offset partially by a slight decrease in ARPU. Gross subscriber activations were up over 50% year over year, reaching a record high for annual gross activations since our Commercial IoT devices were first introduced. We expect activations to continue to increase in 2026 due to commercial sales of our recently-launched two-way reference design module.

SPOT service revenue decreased $3.8 million in 2025 due to fewer subscribers, and to a lesser extent, a slight decrease in ARPU. The decline in average subscribers is due to continued competitive pressure; however, product engineering efforts are underway to develop a new consumer SPOT device, which we believe could potentially increase demand for such services from our subscribers.

Duplex service revenue decreased $4.9 million in 2025 due to fewer average subscribers resulting from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue.

Government and other services revenue decreased 2% in 2025. Government and other services revenue includes fees earned from various governmental service contracts as well as services associated with XCOM RAN sales. We have a network services agreement with Parsons Corporation, a leading technology provider in the national security and global infrastructure markets, to utilize our satellite network for a mission critical service for government applications. Revenue associated with this agreement increased in 2025 as we moved from the proof of concept phase into the first year of services provided under the agreement. This increase was more than offset by a decrease in revenue associated with the timing of XCOM RAN system sales.

Subscriber Equipment Sales

Revenue generated from subscriber equipment sales increased $3.0 million during 2025 due to a 50% increase in Commercial IoT device sales compared to 2024.

Operating Expenses:

Total operating expenses increased 6% to $265.6 million in 2025 from $251.3 million in 2024, which is primarily related to an increase in cost of services and marketing, general and administrative expenses, offset partially by lower stock-based compensation. A noncash loss on disposal of assets also contributed to the increase in operating expenses during 2025. The main contributors to the variances in operating expenses are explained in detail below.

During 2025, we received employee retention credits as a result of our eligibility under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") for the second and third quarters of 2021. The refunds totaled $3.9 million and reduced operating expenses in 2025 compared to 2024. Based on the employee costs incurred during the eligible periods, $2.7 million was allocated to cost of services and $1.2 million was allocated to marketing, general and administrative expense.

Cost of Services

Cost of services increased $10.0 million, or 14%, to $83.2 million in 2025 from $73.2 million in 2024. We continue to incur higher network operating costs relating to our new and upgraded global ground infrastructure and network-related personnel. In connection with services provided under the Updated Services Agreements, a substantial portion of these costs are reimbursed thereunder and such consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. During 2025, personnel costs that support the Globalstar System increased $4.9 million. Ground network costs, such as occupancy and maintenance charges, increased $2.7 million during 2025.

During 2025, the increase in cost of services was also due to expenses to support XCOM technology development, including the amortization of certain non-cash costs beginning in May 2024. XCOM-related costs increased $3.0 million during 2025.

Costs to support new MSS product development, including research and development as well as personnel, also contributed to the increase in operating expenses during 2025.

These expense increases were partially offset by the CARES Act tax credits discussed above.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased 39% in 2025. During the fourth quarter of 2025, we recognized $1.1 million in expense associated with tariffs on equipment imported by our U.S. entity and re-exported to our foreign subsidiaries that were previously recorded recoverable duty drawbacks but are no longer deemed probable of being refunded. The remaining increase in expense is generally consistent with the increase in revenue generated from subscriber equipment sales during the year.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $8.0 million, or 18%, to $51.4 million in 2025 from $43.4 million in 2024. During 2025, higher personnel costs of $2.1 million and franchise taxes of $0.6 million associated with the Globalstar SPE (as defined herein) increased operating expenses. Costs for legal and professional fees increased by $3.8 million during the year. Other smaller items, such as higher advertising costs, XCOM administrative expenses and sales commissions, also increased expenses during 2025.

These expense increases were partially offset by the CARES Act tax credits discussed above.

Stock-Based Compensation

Stock-based compensation expense decreased $12.1 million to $23.4 million in 2025 from $35.5 million in 2024. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in 2023, the majority of the cost of which was recognized in 2024. During 2023, we granted 3.0 million RSUs, which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the RSUs was $39.5 million and is being recognized over the derived service period of 2.6 years; with 17%, 59% and 23% of the compensation cost for these RSUs being recognized during 2023, 2024 and 2025, respectively.

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

Other (Expense) Income:

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $27.4 million during 2024. In November 2024, we refinanced the 2023 13% Notes, resulting in a loss on extinguishment of debt due to the unamortized debt discount and deferred financing costs remaining prior to extinguishment as well as the make-whole fees at pay down. Similar activity did not recur in 2025.

Interest Income and Expense

Interest income and expense, net, increased $27.3 million to $40.9 million for 2025 compared to $13.6 million for 2024.

The primary items increasing interest income and expense, net, during 2025 are discussed below:

•Infrastructure Prepayment: Interest costs increased due primarily to a non-cash significant financing component ($40.6 million) in accordance with ASC 606 and, to a lesser extent, accrued fees on a portion (up to $225.0 million) of the Infrastructure Prepayment.
•2024 Debt Repayment: Interest costs increased by $9.4 million due to accrued fees ($20.3 million) offset partially by debt premium amortization (net of debt discount) ($10.9 million).
•Capitalized Interest: Capitalized interest costs were lower by $11.4 million due in part to the decrease in interest costs eligible for capitalization, which increased "interest income and expense, net".

The primary items partially offsetting the increase in interest income and expense, net, during 2025 are discussed below:

•2023 13% Notes: Interest costs decreased by $25.5 million following the retirement of these notes in November 2024.
•Interest Income: Interest income increased by $6.7 million due to a higher cash balance.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency gains of $15.7 million in 2025. We recorded foreign currency losses of $16.6 million in 2024. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Derivative Gain (Loss) and Other Income (Expense)

During 2025, derivative gain (loss) and other income (expense) fluctuated by $17.5 million to a gain of $15.0 million in 2025 from a loss of $2.5 million in 2024. Derivative gains and losses primarily include the mark-to-market adjustments associated with the embedded derivative within the 2024 Debt Repayment. The fluctuation in the value of this embedded derivative is due to certain significant inputs used in the fair value measurement, specifically the discount yield and the estimated achievement of project milestones. As the discount yield used in the valuation process decreases, the fair value of the embedded derivative increases. Similarly, as the length of time between the reporting date and the start date of the interest payments decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value. Also, as the probability of reaching the relevant milestones increases, the fair value of the embedded derivative also increases.

Income Tax Expense (Benefit)

Income tax expense (benefit) fluctuated by $3.8 million to an expense of $5.9 million in 2025 from an expense of $2.1 million in 2024. The increase was primarily driven by $1.4 million of state current tax expense as a result of increased taxable income, $2.0 million related to state tax impacts of a new uncertain tax position in the U.S. and $1.1 million of tax expense associated with income from operations of our Mexican subsidiary. The tax expense in 2024 was primarily due to an uncertain tax position associated with interest and withholdings tax related to the Canadian audit. See Note 13: Taxes to our Consolidated Financial Statements for further information on the Canadian tax audit.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the 2023 Funding Agreement and Infrastructure Prepayment (each term defined below). We expect these liquidity sources to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures, including related to the Extended MSS Network and other growth opportunities, and financing obligations, including scheduled recoupments under the 2021 and 2023 Funding Agreements and 2024 Debt Repayment as well as dividends on our Series A Preferred Stock. In addition, we have issued warrants to the Customer that are exercisable in accordance with the Updated Services Agreements and to Thermo in connection with its guarantee of the 2023 Funding Agreement. These warrants would become a source of liquidity if exercised.

As of December 31, 2025 and December 31, 2024, we held cash and cash equivalents of $447.5 million and $391.2 million, respectively. This increase in cash and cash equivalents during 2025 was due primarily to cash received pursuant to the Infrastructure Prepayment of $430.6 million (of which $131.0 million was received during the fourth quarter) and pursuant to the 2023 Funding Agreement of $27.1 million, offset by capital expenditures associated with our commitments under the Updated Services Agreements, including network expansion and upgrades.

The principal amount of our debt outstanding was $410.0 million at December 31, 2025, compared to $417.5 million at December 31, 2024. This decrease was due to scheduled recoupments of $34.6 million under the 2021 Funding Agreement offset by the issuance of debt under the 2023 Funding Agreement totaling $27.1 million during the third quarter 2025.

Cash Flows for the years ended December 31, 2025, 2024 and 2023

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$621,650	$439,192	$74,341
Net cash used in investing activities	(550,383)	(260,570)	(175,612)
Net cash (used in) provided by financing activities	(16,180)	157,181	125,793
Effect of exchange rate changes on cash and cash equivalents	1,220	(1,383)	140
Net increase in cash and cash equivalents	$56,307	$334,420	$24,662

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

Net cash provided by operating activities was $621.7 million during 2025 compared to $439.2 million during 2024. This improvement was due primarily to favorable working capital changes, specifically resulting from receipts pursuant to the Infrastructure Prepayment of $430.6 million during 2025 compared to $278.0 million during 2024; these receipts are recorded as deferred revenue and used to fund capital expenditures for the Extended MSS Network, typically in the quarter following the receipt of funds. During 2025, $45.0 million in accelerated fees were paid to us pursuant to the Updated Services Agreements, which also increased deferred revenue. Other smaller items, such as higher net income, after adjusting for noncash items, was offset by other unfavorable working capital changes during the period.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $550.4 million during 2025, compared to $260.6 million during 2024. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements. The increase during 2025 was principally due to milestone payments made to MDA Space and SpaceX totaling $316.2 million and $33.0 million, respectively, associated with the Extended MSS Network; no payments associated with the Extended MSS Network were made to MDA Space in 2024 and $129.6 million were paid to SpaceX in 2024. Other vendor payments associated with the Extended MSS Network ground network build out also increased cash used in investing activities during 2025.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $16.2 million in 2025 compared to net cash provided by financing activities of $157.2 million in 2024. In February 2024 and August 2025, we received proceeds from the 2023 Funding Agreement totaling $37.7 million and $27.1 million, respectively, which was used to pay amounts owed to vendors for network purchases pursuant to the Updated Services Agreements. During 2025 and 2024, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement and also paid cash dividends to holders of the Series A Preferred Stock. During 2024, we received cash to fund the paydown of the outstanding principal balance (including a make-whole payment at paydown) due under the 2023 13% Notes of $234.9 million. We also received cash of $176.0 million for the sale of the Customer Class B Units in the Globalstar SPE (as defined herein); a portion of these funds was used (and the remaining amount will be used) to fund capital expenditures for the Extended MSS Network.

Indebtedness and Other Financing Arrangements

At December 31, 2025, the principal amount of our debt totaled $410.0 million, which accrues fees at a weighted average stated rate up to 9%.

At December 31, 2025, our deferred revenue, net, totaled $869.0 million, of which the majority is expected to be earned over a period in excess of five years as we perform services under the Updated Services Agreements.

For more information regarding our 2024 Debt Repayment, 2021 and 2023 Funding Agreements, dividends paid to holders of the Series A Preferred Stock and Infrastructure Prepayment, see Note 7: Long-Term Debt and Other Financing Arrangements and Note 2: Special Purpose Entity to our Consolidated Financial Statements.

Contractual Obligations and Commitments

Contractual obligations arising in the normal course of business consist primarily of debt and financing obligations (as discussed above), purchase commitments with vendors related to the procurement, deployment and maintenance of the Globalstar System (discussed below), obligations for non-cancellable purchase orders for inventory ($9.1 million, which we expect to be fulfilled in line with current forecasted equipment sales) and operating lease obligations (see Note 4: Leases to our Consolidated Financial Statements for further discussion). For further discussion of the satellite procurement agreements and launch services agreements, refer to Note 10: Commitments and Contingencies to our Consolidated Financial Statements.

Satellite Procurement Agreements

In 2022, we entered into a satellite procurement agreement with MDA Space pursuant to which we expect to acquire at least 17 satellites to replace our HIBLEO-4 U.S.-licensed system with an amended contract price of $329.3 million for 17 of the replacement satellites. In addition, MDA Space will provide a satellite operations control center for $5.0 million as well as other equipment for $4.2 million. The projected delivery dates in 2026 are later than the dates specified in the satellite procurement agreement. We are contractually entitled to receive liquidated damages from MDA Space based upon the terms of the satellite procurement agreement due to MDA Space's failure to meet delivery milestones and the parties are discussing this matter. Any damages would reduce amounts owed to MDA Space when realized or realizable.

Pursuant to the 2022 satellite procurement agreement, as of December 31, 2025, the parties have accepted milestones totaling $258.3 million associated with the new satellites and related infrastructure. We have paid to MDA Space a total of $236.5 million under the 2022 satellite procurement agreement, of which $19.5 million was paid in 2025. We expect to continue to fund a portion of the future milestone payments under the 2022 satellite procurement agreement using the 2023 Funding Agreement.

In February 2025, we entered into another satellite procurement agreement with MDA Space pursuant to which we will acquire more than 50 third-generation satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million. Pursuant to the 2025 satellite procurement agreement, to date, the parties have accepted milestones totaling $470.5 million. During 2025, we paid to MDA Space a total of $316.2 million under the 2025 satellite procurement agreement. We expect to continue to fund future milestone payments under the 2025 satellite procurement agreement using the Infrastructure Prepayment.

The 2022 and 2025 satellite procurement agreements with MDA Space contain customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions and payment obligations.

Launch Services Agreements

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. As a result of the delivery delays of the replacement satellites (discussed above), Globalstar and SpaceX are working to establish an updated launch window for the first set of replacement satellites. Globalstar expects the launch of the first and second sets of satellites during the first half and second half of 2026, respectively.

As of December 31, 2025, the parties have accepted milestones totaling $72.9 million associated with the Launch Services Agreements. We have paid to SpaceX a total of $108.5 million under the Launch Services Agreements, of which $69.2 million was paid in 2025.

In October 2024, we entered into a separate agreement with SpaceX for the launch of third-generation satellites related to the Extended MSS Network. To date, the parties have accepted milestones totaling $85.6 million associated with this agreement. We paid to SpaceX a total of $162.6 million to SpaceX under this agreement, of which $33.0 million was paid in 2025. A portion of the amounts paid to SpaceX were prepayment for future milestones, totaling $77.0 million.

The Launch Services Agreements and the October 2024 agreement with SpaceX contain customary termination provisions including our right to terminate the contract for convenience at any time, subject to certain conditions, including SpaceX retaining certain amounts of the contract value.

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

As of December 31, 2025, we have incurred $708.6 million of the $1.5 billion projected spend for the Extended MSS Network, all of which to date has been funded with prepayments from the Customer. We will continue to incur these costs until we complete construction and begin providing services over the Extended MSS Network.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance could have on our Consolidated Financial Statements, see Note 1: Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1: Summary of Significant Accounting Policies in our Consolidated Financial Statements contains a description of the accounting policies used in the preparation of our financial statements as well as the consideration of recently issued accounting standards and the estimated impact these standards will have on our financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, property and equipment, income taxes and the valuation of the embedded derivative associated with the 2024 Debt Repayment. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

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

Revenue Recognition

Our primary types of revenue include (i) wholesale capacity service revenue from providing satellite network access and related services over the Globalstar System, (ii) service revenue from MSS data transmissions and voice communications, (iii) subscriber equipment revenue from the sale of devices as well as other products and accessories and (iv) service revenue from providing engineering and communication services using our MSS and terrestrial spectrum licenses. The complexities or judgments involved in revenue recognition are discussed below.

If a contract includes more than one performance obligation, such as under the Updated Services Agreements or when subscriber equipment is bundled with services in a multiple-element arrangement, we allocate the transaction price to each performance obligation in proportion to their standalone selling prices at contract inception and recognize them when, or as, each performance obligation is satisfied. Determination of the relative stand-alone selling prices is complex and involves judgment, as prices may vary based on many factors, such as promotions, customer, volume and/or type of equipment sold.

Service revenue is generally recognized over a period of time (consistent with the customer's receipt and consumption of the benefits of our performance) and revenue from the sale of subscriber equipment is recognized at a point in time (consistent with the transfer of risks and rewards of ownership of the product).

We record customer payments received in advance of the corresponding service period as deferred revenue. We assess the timing of services to a customer as compared to the timing of payments made to us to determine whether a significant financing component exists. In general, our subscriber-driven contracts are paid monthly or annually and the time between cash collection and performance is less than one year. For certain payments made under the Updated Services Agreements, the length of time between receipt of payment and the transfer of services by us is greater than twelve months. Accordingly, such payments include a significant financing component.

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

As considerations for services provided by us pursuant to the Updated Services Agreements, payments include a fixed service fee, fees relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria.

The recognition of revenue associated with certain payments involves judgment, including variable consideration associated with the reimbursement of network-related costs as well the recognition of bonus payments. The reimbursement of network-related costs is recorded as revenue as the costs are incurred by us and the receipt of bonus payments are generally recognized as payments are received, unless there is historical data to support recognition of revenue over the period in which the bonus is earned.

Under the Updated Services Agreements, we issued warrants to purchase shares of Globalstar common stock, which were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the warrants was capitalized as a contract asset and is being recognized as a reduction of the transaction price over the estimated term of the Phase 1 Service Period and Phase 2 Service Period under the Updated Services Agreements.

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

Estimating the useful life of our assets is complex and involves judgment. We evaluate the appropriateness of estimated depreciable lives assigned to our property and equipment and revise such lives to the extent warranted by changing facts and circumstances. If the useful life of our significant assets changes, this change could impact our operating results. The estimated useful lives of our assets is based on many factors, including estimated design life, information from our engineering department and our overall strategy for the use of the assets. A one year reduction in the estimated useful life of our second-generation satellites would result in an annual increase to depreciation expense of $5.1 million.

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

Embedded Derivative within the 2024 Debt Repayment

In connection with our financing arrangements, we review the features within the instruments to evaluate if they contain an embedded derivative. If an instrument contains an embedded derivative, the derivative is bifurcated from the debt host contract and initially recorded at fair value with the difference between the basis of the debt host contract and the fair value of the embedded derivative recorded as the carrying value of the host contract. The fair value of the embedded derivative is measured at fair value on a quarterly basis, or more often if deemed necessary, with gains or losses recognized in earnings. We determine the fair value of derivative instruments based on available market data and assumptions developed by management using appropriate valuation models.

The terms of the 2024 Debt Repayment contain an interest reduction mechanism if we meet certain defined milestones associated with the completion of the Extended MSS Network. At issuance, this feature was identified as an embedded derivative and resulted in a debt premium being added to the principal amount of the 2024 Debt Repayment. We are amortizing the debt premium as an offset to interest expense over the loan term using the effective interest rate method. When project milestones are achieved, the Company removes associated future cash flows from the total interest savings projections used to fair value the embedded derivative. The majority of the present value of the cash flows removed from the derivative asset is recorded as a debt discount, while the remaining portion relieves the balance of accrued interest associated with that milestone on the Company's consolidated balance sheet.

The fair value of this embedded derivative is valued using a discounted cash flow model. The most significant input used in the fair value measurement is the discount rate. As the discount yield used in the valuation process decreases, the fair value of the embedded derivative increases. Also impacting the fair value measurement is the length of time between the reporting period and the start of interest payments; as the length of time decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value. The most significant unobservable input that drives the cash flows used in the fair value measurement includes the estimated achievement of project milestones. As the probability of reaching the relevant milestones increases, the fair value of the embedded derivative would also increase.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalstar, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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
At December 31, 2025, the Company had $1.1 billion of Space component assets recorded as property and equipment. As discussed in Note 1 to the consolidated financial statements, the Company’s Space component assets are depreciated on a straight-line basis over their estimated useful life, which currently is 15 years. Management’s estimate of the useful life of its Space component assets was based on estimated design life, information from the Company’s strategy for the use of the assets and its engineering department.

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

Valuation of the Embedded Derivative
Description of the Matter
At December 31, 2025, the Company recorded a derivative asset totaling $114.5 million. As discussed in Notes 8 and 9 to the consolidated financial statements, the terms of the Company’s 2024 Debt Repayment contain an interest reduction mechanism which was bifurcated and recorded as an embedded derivative. The fair value of the embedded derivative, which was determined using a discounted cash flow model, was dependent on significant inputs such as the discount yield and the estimated achievement of project milestones.

Auditing management’s valuation of the embedded derivative was complex as estimating fair value involves subjective assumptions, such as the estimated achievement of project milestones. The project milestone achievement assumptions are forward looking and a change in these assumptions can have a material effect on the determination of fair value. The Company also engaged an external valuation specialist to assist with the valuation of the derivative asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s derivative valuation. Our procedures included testing controls over management’s review of the expected achievement of the milestones.

Our audit procedures to test management’s valuation of the embedded derivative included, among others, assessing the valuation methodology and significant assumptions discussed above and the underlying data used to develop such assumptions. We tested the source information underlying the significant assumptions including management’s assessment of the probability of achieving the milestones. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the significant assumptions. We involved our valuation specialists to assist us in evaluating the valuation approach used to calculate the fair value of the derivative.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New Orleans, Louisiana
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Globalstar, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Globalstar, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Globalstar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 27, 2026

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$447,471	$391,164
Accounts receivable, net of allowance for credit losses of $1,468 and $1,504, respectively	19,976	26,952
Inventory	9,614	10,741
Prepaid expenses and other current assets	19,667	18,714
Total current assets	496,728	447,571
Property and equipment, net	1,305,458	673,632
Operating lease right of use assets, net	66,698	31,835
Prepaid network costs	198,375	312,342
Derivative asset	114,461	108,799
Intangible and other assets, net of accumulated amortization of $12,511 and $7,625, respectively	144,545	136,058
Total assets	$2,326,265	$1,710,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,835	$34,600
Accounts payable and accrued expenses	56,022	29,677
Accrued network construction costs	55,218	15,613
Payables to affiliates	391	394
Deferred revenue, net	62,020	61,201
Total current liabilities	205,486	141,485
Long-term debt	451,953	476,822
Operating lease liabilities	54,549	26,256
Deferred revenue, net	806,930	288,171
Other non-current liabilities	451,618	418,620
Total non-current liabilities	1,765,050	1,209,869

Total liabilities	1,970,536	1,351,354

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 128,050,400 and 126,424,799 shares issued and outstanding at December 31, 2025 and 2024, respectively (1)	13	13
Additional paid-in capital (1)	2,489,227	2,473,564
Accumulated other comprehensive income	3,286	13,452
Retained deficit	(2,136,797)	(2,128,146)
Total stockholders’ equity	355,729	358,883
Total liabilities and stockholders’ equity	$2,326,265	$1,710,237

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

See accompanying notes to Consolidated Financial Statements.

(GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$257,309	$237,689	$204,196
Subscriber equipment sales	15,677	12,660	19,612
Total revenue	272,986	250,349	223,808
Operating expenses:
Cost of services (exclusive of depreciation, amortization and accretion shown separately below)	83,181	73,160	53,499
Cost of subscriber equipment sales	12,905	9,287	15,973
Cost of subscriber equipment sales - reduction in the value of inventory	—	327	—
Marketing, general and administrative	51,428	43,434	43,458
Stock-based compensation	23,413	35,548	22,489
Reduction in the value and disposal of long-lived assets	7,228	556	363
Depreciation, amortization and accretion	87,401	88,986	88,191
Total operating expenses	265,556	251,298	223,973
Income (loss) from operations	7,430	(949)	(165)
Other income (expense):
Loss on extinguishment of debt	—	(27,378)	(10,403)
Loss on equity issuance	—	—	(5,010)
Interest income and expense, net of amounts capitalized	(40,920)	(13,562)	(14,609)
Foreign currency gain (loss)	15,748	(16,609)	4,862
Derivative gain (loss) and other income (expense)	14,969	(2,531)	1,730
Total other expense	(10,203)	(60,080)	(23,430)
Loss before income taxes	(2,773)	(61,029)	(23,595)
Income tax expense	5,878	2,135	1,123
Net loss	$(8,651)	$(63,164)	$(24,718)

Net loss attributable to common shareholders (Note 14)	$(19,256)	$(73,798)	$(35,323)
Net loss per common share:
Basic (1)	$(0.15)	$(0.59)	$(0.29)
Diluted (1)	(0.15)	(0.59)	(0.29)
Weighted-average shares outstanding:
Basic (1)	126,757	125,877	122,334
Diluted (1)	126,757	125,877	122,334
(1) The number of shares for the years ended December 31, 2024 and 2023 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock.

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(8,651)	$(63,164)	$(24,718)
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(10,166)	8,382	(4,172)
Total other comprehensive (loss) income	(10,166)	8,382	(4,172)
Total comprehensive loss	$(18,817)	$(54,782)	$(28,890)

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock (1)		Additional Paid-In (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – December 31, 2022	149	$—	120,738	$12	$2,345,781	$9,242	$(2,040,264)	$314,771
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	677	—	20,557	—	—	20,557
Series A Preferred Dividends	—	—	—	—	(11,942)	—	—	(11,942)
Fair value of Thermo guarantees associated with 2023 Funding Agreement	—	—	—	—	8,864	—	—	8,864
Issuance of the warrant to Thermo for its guarantee associated with the 2023 Funding Agreement	—	—	—	—	5,010	—	—	5,010
Issuance of stock in connection with XCOM License Agreement	—	—	3,998	1	70,420	—	—	70,421
Other	—	—	—	—	188	—	—	188
Other comprehensive loss	—	—	—	—	—	(4,172)	—	(4,172)
Net loss	—	—	—	—	—	—	(24,718)	(24,718)
Balances – December 31, 2023	149	$—	125,413	$13	$2,438,878	$5,070	$(2,064,982)	$378,979
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	502	—	38,011	—	—	38,011
Series A Preferred Dividends	—	—	—	—	(10,634)	—	—	(10,634)
Issuance of stock in connection with XCOM License Agreement	—	—	510	—	7,501	—	—	7,501
Other	—	—			(192)			(192)
Other comprehensive income	—	—	—	—	—	8,382	—	8,382
Net loss	—	—	—	—	—	—	(63,164)	(63,164)
Balances – December 31, 2024	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	1,625	—	25,482	—	—	25,482
Series A Preferred Dividends	—	—	—	—	(10,605)	—	—	(10,605)
Other	—	—			786			786
Other comprehensive loss	—	—	—	—	—	(10,166)	—	(10,166)
Net loss	—	—	—	—	—	—	(8,651)	(8,651)
Balances – December 31, 2025	149	$—	128,050	$13	$2,489,227	$3,286	$(2,136,797)	$355,729

(1) The number of shares as of December 31, 2024, 2023 and 2022 have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts for the periods prior to the completion of the reverse stock split reflected in this Report have been adjusted to reflect the reverse stock split. Refer to Note 17: Common Stock.

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows provided by operating activities:
Net loss	$(8,651)	$(63,164)	$(24,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	87,401	88,986	88,191
Stock-based compensation expense	23,413	35,548	22,489
Reduction in the value and disposal of long-lived assets and inventory	7,228	883	363
Noncash interest and accretion expense	49,913	6,468	14,739
Noncash portion of loss on extinguishment of debt	—	14,008	10,194
Loss on equity issuance	—	—	5,010
Noncash expenses associated with SSA, net of amortization	4,054	7,671	3,070
Unrealized foreign currency (gain) loss	(15,797)	16,663	(4,972)
Other, net	(17,294)	(657)	(4,026)
Changes in operating assets and liabilities:
Accounts receivable	7,485	26,661	12,693
Inventory	1,519	2,796	(4,154)
Prepaid expenses and other current assets	(1,514)	(856)	(3,235)
Other assets	(1,131)	294	610
Accounts payable and accrued expenses	1,054	(1,378)	(3,408)
Payables to affiliates	(3)	(65)	133
Other non-current liabilities	2,431	3,561	(53)
Deferred revenue	481,542	301,773	(38,585)
Net cash provided by operating activities	621,650	439,192	74,341
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(97,061)	(105,315)	(158,798)
Payments for network upgrades to support the Extended MSS Network	(442,289)	(131,683)	—
Payments of capitalized interest	—	(9,981)	(8,810)
Payments for network upgrades to support product development	(5,509)	(6,823)	(6,907)
Purchase of intangible assets	(5,524)	(6,768)	(1,097)
Net cash used in investing activities	(550,383)	(260,570)	(175,612)
Cash flows (used in) provided by financing activities:
Proceeds from 2023 Funding Agreement	27,147	37,747	117,253
Principal payments of 2021 Funding Agreement	(34,600)	(34,600)	(12,500)
Dividends paid on Series A Preferred Stock	(10,605)	(10,634)	(11,942)
Proceeds from issuance of Customer Class B units	—	176,189	—
Proceeds from issuance of 2024 Debt Repayment	—	221,625	—
Principal and make-whole payment of 2023 13% Notes	—	(234,927)	—
Principal and interest payments of the 2019 Facility Agreement	—	—	(148,281)
Proceeds from 2023 13% Notes	—	—	190,000
Payments for debt and equity issuance costs	—	—	(8,556)
Proceeds from issuance of common stock and exercise of options	1,878	1,781	(181)
Net cash (used in) provided by financing activities	(16,180)	157,181	125,793
Effect of exchange rate changes on cash and cash equivalents	1,220	(1,383)	140
Net increase in cash and cash equivalents	56,307	334,420	24,662
Cash and cash equivalents, beginning of period	391,164	56,744	32,082
Cash and cash equivalents, end of period (1)	$447,471	$391,164	$56,744

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$15,666	$13,512

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest including in accrued expenses and deferred revenue	$33,984	$8,113	$5,603
Network construction assets included in accrued expenses	55,218	15,613	58,187
Fair value of common stock issued for XCOM SSA	—	7,500	11,887
Construction in progress assets acquired through XCOM SSA	1,810	6,065	2,776
Extended MSS Network assets acquired through Globalstar SPE	—	223,811	—
Re-characterization of 2021 Funding Agreement to debt due to 2023 amendment	—	—	87,950
Fair value of common stock issued for XCOM License Agreement	—	—	58,534
Fair value of the warrant issued to Thermo for the guarantee associated with the 2023 Funding Agreement	—	—	5,010

(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

See accompanying notes to Consolidated Financial Statements.

GLOBALSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Through its global satellite network, Globalstar, Inc. (“Globalstar” or the “Company”) provides Mobile Satellite Services (“MSS”) including voice and data communications services to retail, business and governmental customers as well as wholesale satellite capacity services. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates (collectively, “Thermo”), is the principal owner and largest stockholder of Globalstar. The Executive Chairman of the Company's Board of Directors (the "Board") controls Thermo.

Globalstar currently provides communications products and services, wholesale capacity services, terrestrial spectrum and network solutions and government services. The Company provides communications products and services to its subscribers, including data transmissions and voice communications (Commercial IoT, SPOT and Duplex). Wholesale capacity services include satellite network access and related services using the Company's network of in-orbit satellites and ground stations ("gateways") pursuant to the Company's spectrum licenses, which the Company refers to collectively as the Globalstar System. The Company also utilizes the Globalstar System for terrestrial spectrum and network solutions. Government services include strategic partnerships as well as hardware and software designs to develop specific applications operating over the Globalstar System.

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

In connection with the Updated Services Agreements, the Company concluded that its special purpose entity ("SPE") is a variable interest entity ("VIE") and Globalstar is the primary beneficiary of the entity. Amounts for the Globalstar SPE (as defined herein) are consolidated. Amounts pertaining to the non-controlling interest of the Globalstar SPE are reported as a non-current liability in the Company's consolidated balance sheet. Refer to Note 2: Special Purpose Entity for further discussion.

Reverse Stock Split

On November 7, 2024, the Company's Strategic Review Committee of the Board approved a reverse stock split of the Company's issued and outstanding common stock. The reverse stock split was effectuated on February 10, 2025 at a 1-for-15 ratio. All issued and outstanding common stock, warrants, stock-based compensation awards and per share amounts included in the Consolidated Financial Statements and applicable notes thereto in Part II, Item 8 of this Report and elsewhere in this Report have been retrospectively restated to reflect the change in capital structure for the periods prior to the completion of the reverse stock split, as applicable. Refer to Note 17: Common Stock for further discussion.

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

The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. For the year ended December 31, 2025, the Company's wholesale capacity customer under the Updated Services Agreements was responsible for 63% of the Company's revenue and 21% of the Company's total receivable balance. Additionally, one of the Company's Commercial IoT value added resellers was responsible for 23% of the Company's total receivable balance; however, this customer was responsible for less than 10% of the Company's revenue. No other customers were responsible for more than 10% of the Company's revenue or accounts receivable balance.

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

The following is a summary of the activity in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,504	$2,312	$2,892
Provision, net of recoveries	(56)	(419)	519
Write-offs and other adjustments	20	(389)	(1,099)
Balance at end of period	$1,468	$1,504	$2,312

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

The Company did not record write downs of inventory for the years ended December 31, 2025 and 2023. The Company wrote down the value of inventory by $0.3 million for the year ended December 31, 2024 primarily resulting from obsolete inventory for component parts that can no longer be used in production of current devices.

The following is a summary of the components of the Company's inventory balance (in thousands):

	As of December 31,
	2025	2024
Finished goods	$5,977	$7,254
Raw materials	3,667	3,785
Inventory reserve	(30)	(298)
Total	$9,614	$10,741

Property and Equipment

The Globalstar System includes costs for the design, manufacture, test and launch of a constellation of low earth orbit satellites (the “Space Component”), primary and backup control centers, gateways (the “Ground Component”) and spectrum licenses. Property and equipment is stated at cost, net of accumulated depreciation.

Costs associated with the Company’s Space and Ground Components are capitalized and include direct costs of third party suppliers and contractors, internal personnel as well as equipment and materials. Capitalized costs associated with the Company’s Space Component, Ground Component, and other assets are tracked by fixed asset category and are allocated to each asset as it comes into service. Generally, when a satellite is incorporated into the constellation, the Company begins depreciation on the date the satellite is placed into service, which typically is the point that the satellite reaches its orbital altitude, over its estimated depreciable life. In June 2022, the Company launched an on-ground spare satellite. The costs associated with the construction and launch of this spare satellite were considered placed into service after its successful launch since this satellite was expected to remain as an in-orbit spare and only to be raised to its operational orbit at a future date if needed. Following the anomaly during first quarter 2025, the Company conducted additional testing and opted to switch over to the in-orbit spare in third quarter 2025 to replace an additional satellite at the end of its useful life.

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

For assets that are sold or retired, including satellites that are de-orbited and no longer providing services, the estimated cost and accumulated depreciation is removed from property and equipment. See Note 5: Property and Equipment for discussion of the satellite that was disposed of in 2025.

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

The Company’s existing leases have remaining lease terms of less than 1 year to 49 years. Lease terms include renewal or termination options that the Company is reasonably certain to exercise. For leases with a term of twelve months or less, the Company does not record a right-of-use asset and associated lease liability on its consolidated balance sheet.

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

Derivative Instruments

Upon inception of a contract, the Company reviews the features within the contract to evaluate if they contain an embedded derivative. The Company has financing arrangements that are hybrid instruments that contain embedded derivative features. If the embedded derivative requires bifurcation from the host, the derivative instrument is recognized as either an asset or a liability in the consolidated balance sheet and is measured at fair value with gains or losses recognized in earnings. The Company determines the fair value of derivative instruments based on available market data and assumptions developed by management using appropriate valuation models.

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

Fair Value of Financial Instruments

The carrying amount of the Company's long-term debt approximates its fair value as the debt was recently issued and current market rates for instruments with similar terms, credit characteristics, and remaining maturities are not significantly different from the contractual rates of the Company's outstanding debt. When the Company makes draws on the 2023 Funding Agreement, each draw is recorded at fair value based on market rates at the time of the draw.

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

The Company issued warrants to the Customer (the "Warrants") to purchase shares of Globalstar common stock which are exercisable in accordance with the amended terms in the Updated Services Agreements; the Warrants were recorded at the estimated fair value of the consideration granted based on a Black-Scholes pricing model. The fair value of the Warrants is noncash consideration payable to a customer which represents a reduction of the transaction price and, therefore, of revenue. As of December 31, 2025 and 2024, this contract asset was $40.9 million and $43.0 million, respectively, and is netted against the associated contract liability, which is recorded in short-term and long-term deferred revenue on the Company's consolidated balance sheet. The value of the contract asset is amortized as a reduction to revenue over the period in which the Company commences its performance obligations through the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the year ended December 31, 2025 and 2024, the Company reduced revenue by $2.1 million and $2.4 million, respectively, associated with the amortization of the fair value of the noncash consideration.

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

Certain contracts with customers may contain a financing component. Under ASC 606, an entity should adjust the promised amount of the consideration for the effects of time value of money if the timing of the payments agreed upon by the parties to the contract provides the customer or the entity with a significant benefit of financing for the transfer of goods or services to the customer. For certain payments associated with services provided under the Updated Services Agreements, the length of time between receipt of payment by the Customer and transfer of services by the Company was greater than one year. Accordingly, certain payments made by the Customer included a significant financing component. The Company accreted interest expense using the effective interest rate method over the period in which these advance payments were outstanding. The rate in which interest is computed is based on rates implicit in the Updated Services Agreements. For the Company's subscriber contracts, transactions with a significant financing component are infrequent as the time between cash collection and performance is generally less than one year.

The following describes the principal activities from which the Company generates its revenue.

Wholesale Capacity Service Revenue. The Company provides wholesale capacity services. The Company allocates the transaction price under the Updated Services Agreements to each performance obligation generally in proportion to their relative stand-alone selling prices. Revenue is recognized when the performance obligations are performed, the timing of which may involve complex judgments by management. For certain performance obligations, the Company recognizes revenue using the percentage of completion method, measured as the percentage of costs incurred to total estimated costs for such performance obligation. Although the Updated Services Agreements have no expiration date, the Company estimated its contract term based on the useful life of its existing satellite network and the expected useful life of the new satellite network under construction.

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

Duplex Service Revenue. The Company recognizes revenue for monthly access fees in the period services are rendered. The Company offers annual plans whereby a customer prepays for a predetermined amount of minutes and data. In these cases, revenue is recognized consistent with a customer's expected pattern of usage based on historical experience because the Company believes that this method most accurately depicts the satisfaction of the Company's obligation to the customer. This usage pattern is typically seasonal and highest in the second and third calendar quarters of the year. The Company also offers annual plans whereby the customer is charged an annual fee to access the Company’s system with an unlimited amount of usage. Annual fees for unlimited plans are recognized on a straight-line basis over the contract term.

 Equipment Revenue. Equipment revenue represents primarily subscriber device sales. The Company recognizes revenue upon shipment provided control has transferred to the customer. Indicators of transfer of control include, but are not limited to; 1) the Company’s right to payment, 2) the customer has legal title of the equipment, 3) the Company has transferred physical possession of the equipment to the customer or carrier, and 4) the customer has significant risks and rewards of ownership of the equipment. The Company sells equipment designed to work on its network through various channels, including through partners as well as direct to consumers or other businesses by its global sales team and through its e-commerce website. The sales channel depends primarily on the type of equipment and geographic region. Promotional rebates are offered from time to time. A reduction to revenue is recorded to reflect the lower transaction price based on an estimate of the customer take rate at the time of the sale using primarily historical data. This estimate is adjusted periodically to reflect actual rebates given to the Company’s customers. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of subscriber equipment sales.

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

Foreign Currency

The functional currency of the Company’s foreign consolidated subsidiaries is generally their local currency, except in certain scenarios, including when the subsidiary operates in a hyperinflationary economy, such as Argentina. Assets and liabilities of its foreign subsidiaries are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. For 2025, 2024 and 2023, the foreign currency translation adjustments were net losses of $10.2 million, net gains of $8.4 million and net losses of $4.2 million, respectively. Foreign currency transaction gains/losses were net gains of $15.7 million, net losses of $16.6 million and net gains of $4.9 million for each of 2025, 2024, and 2023, respectively.

Asset Retirement Obligation

Liabilities arising from legal obligations associated with the retirement of the Company's gateway long-lived assets are measured at fair value and recorded as a liability. As of December 31, 2025 and 2024, the Company had accrued approximately $3.1 million and $2.9 million, respectively, for asset retirement obligations. During 2025, the Company continued the expansion of its gateway footprint in connection with the Updated Service Agreements, which resulted in the commencement of new and expanded leases and the installation of new equipment; as a result of this expansion, the Company established a new asset retirement obligation in Spain increasing the liability by $0.1 million during 2025. There were no significant settlements during 2025. The Company believes this estimate will be sufficient to satisfy the Company’s obligation under site leases to remove its gateway equipment and restore the lease sites to their original condition.

Warranty Expense

Warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped. Warranty costs are based on historical trends in warranty charges as a percentage of gross product shipments.

Research and Development Expenses

Research and development costs were $6.1 million, $6.5 million and $1.4 million for 2025, 2024 and 2023, respectively. During 2025 and 2024, research and development costs were elevated resulting from costs incurred pursuant to the SSA under the License Agreement. Research and development costs are expensed as incurred as cost of services and include primarily the cost of new product development, chip set design and other engineering work.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including the foreign currency translation adjustment, are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. For each of the years ended December 31, 2025 and 2024, the change in "Accumulated other comprehensive income" resulted from foreign currency translation adjustments; no amounts were reclassified out of "Accumulated other comprehensive income" during these periods.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Pursuant to the Company's 2006 Equity Incentive Plan, as amended and restated, certain individuals with performance-based restricted stock units may elect to defer vested shares. As these deferred performance share units are fully vested, the shares are included in basic earnings per share as the issuance of the shares are no longer subject to a contingency. In periods of net income, the numerator used to calculate diluted EPS includes the effect of dividends attributable to preferred shareholders. Common stock equivalents are included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Generally, for all other potentially dilutive common shares, the effect is calculated using the treasury stock method.

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

Goodwill is tested for impairment on an annual basis and whenever events or circumstances indicate that the asset may be impaired. The Company completed its annual goodwill impairment test on November 30, 2025 and determined there was no impairment as of that date. Additionally, the Company is not aware of any triggering events. The Company's goodwill impairment test is prepared using a qualitative assessment and, if necessary, a quantitative goodwill impairment test. The Company considers significant unfavorable industry or economic trends as factors in deciding when to perform an impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the estimated fair value of the reporting unit exceeds its carrying value, it is not necessary to measure and record an impairment loss. If a goodwill impairment test is necessary, the fair value of the reporting unit, which is determined using an income approach based on the present value of discounted cash flows, is compared to its carrying value, which includes goodwill. If the carrying value of the reporting unit exceeds its fair value, the difference is recognized as an impairment loss.

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

Software Costs to be Leased, Sold or Marketed

In connection with the research and development of new software products and adding functionality to existing software products, the Company capitalizes costs, including external vendor costs and internal labor costs, in accordance with ASC 985-20. Costs incurred prior to technological feasibility are expensed as research and development expense. The Company's unamortized capitalized software costs associated with subscriber device product development and XCOM RAN product development totaled $11.3 million and $7.4 million as of as of December 31, 2025 and 2024, respectively, and are recorded in intangibles and other assets. These costs will be placed into service once the products are available for sale or when the new functionality is available for use by customers.

Capitalized software costs are amortized over the estimated economic life of the related product, which generally ranges from 5 to 10 years, using the greater of (i) the ratio of current period revenues to the total of current and anticipated future revenues for the product or (ii) the straight-line method. The Company evaluates capitalized software costs for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the years ended December 31, 2025, 2024 and 2023, amortization was $3.6 million, $2.9 million and $0.7 million. Refer to Note 6: Intangible and Other Assets for further information about the balances associated with in-service developed technology assets.

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company capitalizes incremental costs to obtain and/or fulfill a contract to the extent it expects to recover them. If a contract terminates prior to the end of its expected life, the remaining capitalized contract costs associated with it becomes impaired and the amount is expensed.

For subscriber-driven revenue, total contract acquisition costs were $1.0 million and $0.9 million as of December 31, 2025 and 2024, respectively, and are recorded in "Intangible and other assets" on the Company's consolidated balance sheet. These costs are amortized to marketing, general and administrative expenses over the estimated completion of the contract term, which is three years and considers anticipated contract renewals. For the years ended December 31, 2025, 2024 and 2023, the amount of amortization related to contract acquisition costs was $0.6 million, $0.6 million and $0.7 million, respectively.

For wholesale capacity services, the Company capitalizes certain costs incurred by the Company prior to the customer benefiting from the service. Total costs to fulfill the customer contract associated with the Updated Services Agreements were $5.1 million and $5.3 million as of December 31, 2025 and 2024, respectively, and are recorded in "Intangible and other assets" on the Company's consolidated balance sheet. These costs are amortized to cost of services and marketing, general and administrative expenses over the estimated completion of the contract term, consistent with the period in which the customer benefits from the services provided. For the years ended December 31, 2025, 2024 and 2023, the amount of amortization related to costs to fulfill a contract was $0.3 million, $0.3 million and $0.4 million, respectively.

Advertising Expenses

Advertising costs were $3.6 million, $3.0 million and $2.8 million for 2025, 2024, and 2023, respectively. These costs are expensed as incurred as marketing, general and administrative expenses.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU requires public companies to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company plans to adopt this standard when it becomes effective on January 1, 2027. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Non-cash Consideration from a Customer in a Revenue Contract." This ASU exclude from the scope of derivative accounting certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. This ASU also clarifies that an entity receiving share-based noncash consideration from a customer that is consideration for the transfer of goods or services in a revenue contract is required to apply the guidance on noncash consideration in ASC 606. The standard is effective for annual and interim reporting periods beginning after December 16, 2026, with early adoption permitted. The standard may be applied using a prospective or modified retrospective transition approach. The Company is evaluating the impact this ASU may have on accounting for embedded derivatives and the related financial statement disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates qualitative and quantitative disclosures for the rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company adopted this standard prospectively when it became effective on January 1, 2025. The adoption of this standard increased the tax disclosures in this Report.

2. SPECIAL PURPOSE ENTITY

The Company provides wholesale capacity services over its mobile satellite system (the "Services") to its customer, Apple Inc. (the "Customer"), pursuant to a service agreement and certain related ancillary agreements (collectively, the “Service Agreements”) for the Phase 1 Service Period and Phase 2 Service Period (as defined below). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022.

Effective November 5, 2024, ("the Closing Date") the Company and the Customer amended the Service Agreements and entered into other related agreements (the Service Agreements as amended, collectively, the “Updated Services Agreements”) for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the “Extended MSS Network”) for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the “Globalstar SPE”), a VIE, and (ii) operated by the Company. The Customer (i) has prepaid, and is required, subject to certain conditions, to continue to prepay for, certain services to be delivered by the Company to the Customer who will utilize the Extended MSS Network under the Updated Services Agreements and (ii) is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the Company's existing network of in-orbit satellites and ground stations ("gateways") pursuant to its spectrum licenses (the "Globalstar System") ("Phase 1 Service Period"), 2) future Services provided over the new replacement satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the anticipated launch of the first set of such replacement satellites in 2026 (refer to Note 10: Commitments and Contingencies for further discussion), and 3) future Services provided over the Extended MSS Network.

The table below includes the assets of the Globalstar SPE as of December 31, 2025 (in thousands):

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$720	$45,776
Property and equipment, net	653,668	58,917
Prepaid network costs	158,547	289,639
Intangibles and other asset, net	11,684	11,674
Total Assets	$824,619	$406,006

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

The Company holds 1,600,000 Class A Units in the Globalstar SPE, representing an 80% equity ownership in the Globalstar SPE. The Company's 80% ownership in the Globalstar SPE exposes it to residual profit or loss of the Globalstar SPE and

Globalstar will absorb any expense variability of the Globalstar SPE. The Company has power over the most significant activity of the Globalstar SPE and is exposed to losses and benefits of the Globalstar SPE through its equity interest. The Company assessed the accounting considerations pursuant to ASC 810: Consolidation, and concluded that it is the primary beneficiary of the Globalstar SPE and consolidated the Globalstar SPE into the financial statements appearing in this Report. Based on the redemption provision and other characteristics of the arrangement, the Company recorded the total equity contributions from the Customer of $400 million as equity on the Globalstar SPE financial statements and a non-current liability on the Company's consolidated balance sheet. The initial minority investment in the Globalstar SPE included $224 million of in-kind contributions from the Customer and $176 million in cash contributions. The in-kind contributions included long-lead items, satellite construction in progress assets, ground network construction in progress assets, and intangible licensing work in progress assets.

Extended MSS Network Prepayments and 2024 Debt Repayment

The Updated Services Agreements provide, among other things, that the Customer will make cash payments to the Company for capital expenditures in connection with the Extended MSS Network. The payments required by the Updated Services Agreements consist of: (1) an infrastructure prepayment (the “Infrastructure Prepayment”) of up to $1.1 billion, which is to be funded quarterly (as needed) over the construction period of the satellites to be used in the Extended MSS Network, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) the amount that was necessary for the Company to fully retire on the Closing Date its 2023 13% Notes (the "2024 Debt Repayment"), as described further herein. The terms of the Infrastructure Prepayment and the 2024 Debt Repayment are contained within one agreement (the “2024 Prepayment Agreement”). The Company expects to fully payoff amounts owed under the 2024 Prepayment Agreement and to redeem the Customer Class B Units within the design useful life of the new satellites. The Company expects that such amounts payable to the Customer will be fully offset by amounts payable by the Customer under the Updated Services Agreements.

Infrastructure Prepayment

During 2025 and 2024, the Company received $430.6 million, including $131.0 million during the fourth quarter of 2025, and $278.0 million, respectively, from the Customer pursuant to the Infrastructure Prepayment. The Company recorded these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be earned as revenue as services are performed. $225.0 million of the Infrastructure Prepayment accrues fees payable to the Customer that will be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network. The remainder of the Infrastructure Prepayment does not accrue fees.

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

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service revenue:
Wholesale capacity services	$172,731	$145,299	$109,067
Subscriber services
Commercial IoT	27,263	26,245	22,867
SPOT	37,311	41,140	44,184
Duplex	15,238	20,156	25,932
Government and other services	4,766	4,849	2,146
Total service revenue	257,309	237,689	204,196

Total subscriber equipment sales	15,677	12,660	19,612

Total revenue	$272,986	$250,349	$223,808

"Wholesale capacity services" revenue in the above table includes revenue associated with the Updated Services Agreements and Service Agreements, as applicable. As consideration for the services provided by Globalstar, payments include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. For a discussion of the Updated Services Agreements, see Note 2: Special Purpose Entity.

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

The following table discloses revenue disaggregated by geographical market (in thousands):

	Year Ended December 31,
	2025	2024	2023
Service revenue:
United States	$228,661	$206,402	$170,621
Canada	10,430	12,873	16,058
Europe	7,041	6,529	6,856
Central and South America	10,588	11,329	9,978
Others	589	556	683
Total service revenue	257,309	237,689	204,196

Subscriber equipment sales:
United States	$9,479	$6,654	$8,599
Canada	1,119	1,077	5,153
Europe	3,347	3,292	2,985
Central and South America	1,730	1,633	2,863
Others	2	4	12
Total subscriber equipment sales	15,677	12,660	19,612

Total revenue	$272,986	$250,349	$223,808

Accounts Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. The Company's receivable balances by type and classification are presented in the table below, net of allowance for credit losses, and may include amounts related to earned but unbilled receivables (in thousands):

	As of December 31,
	2025	2024
Accounts receivable, net of allowance for credit losses
Subscriber and other accounts receivable	$15,070	$14,829
Wholesale capacity accounts receivable	4,906	12,123
Total accounts receivable, net of allowance for credit losses	$19,976	$26,952

The Company has entered into a satellite procurement agreement for the replacement satellites and two launch services agreements to launch the replacement satellites to support the Phase 2 Service Period. The replacement satellites purchased under the satellite procurement agreement are intended to replace the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis over the design life of the replacement satellites beginning with the initiation of service for the Phase 2 Service Period. Based on construction in progress recorded through December 31, 2025, the Company expects to bill $316.7 million associated with the Phase 2 Service Period. Refer to Note 10: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (in thousands):

	As of December 31,
	2025	2024
Short-term contract liabilities
Subscriber and other contract liabilities	$17,091	$19,710
Wholesale capacity contract liabilities, net of contract asset	44,929	41,491
Total short-term contract liabilities	$62,020	$61,201
Long-term contract liabilities
Subscriber and other contract liabilities	$1,296	$1,431
Wholesale capacity contract liabilities, net of contract asset	805,634	286,740
Total long-term contract liabilities	$806,930	$288,171
Total contract liabilities	$868,950	$349,372

For subscriber and other contract liabilities, the amount of revenue recognized during the years ended December 31, 2025 and 2024 from performance obligations included in the total contract liability balance at the beginning of these periods was $15.6 million and $17.4 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the years ended December 31, 2025 and 2024 from performance obligations included in the total contract liability balance at the beginning of these periods was $38.5 million and $34.1 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (in thousands):

	As of December 31,
	2025	2024
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2021 and 2023 Funding Agreements (1)	$6,920	$12,247
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	20,155	21,914
Advanced payments contractually owed for services expected to be performed with the replacement satellite constellation prior to the Phase 2 Service Period	3,924	8,950
Advanced payments for the quarterly access fee, service-related operating and capital expenditures and other services	37,682	27,664
Advanced payments under the Infrastructure Prepayment (See Note 2: Special Purpose Entity)	708,593	278,043
Additional consideration associated with the Updated Services Agreements (2)	53,504	7,288
Other advanced payments associated with future performance obligations (3)	60,674	15,795
Contract asset (4)	(40,889)	(43,670)
Wholesale capacity contract liabilities, net	$850,563	$328,231

(1)Includes additional consideration associated with the below-market interest rates within the 2021 Funding Agreement and 2023 Funding Agreement (in each case, as defined below). This consideration will be recognized over the estimated Phase 1 and Phase 2 Service Periods.
(2)Includes additional consideration representing the implied economic benefit to Globalstar for receiving payments in advance of service. This consideration primarily includes an estimate of the significant financing component totaling $49.2 million related primarily to the Infrastructure Prepayment. The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(3)Includes primarily: a) advanced service payments received during 2025 totaling $45.0 million based on the timing of payments from the Customer pursuant to the Updated Services Agreements, which provide for a portion of annual service fees to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. These advanced payments will be recognized during the Extended MSS Network service period.
(4)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time and totaled $40.9 million as of December 31, 2025.

4. LEASES

As discussed in Note 1: Summary of Significant Accounting Policies, the Company has operating and finance leases for facilities and equipment around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment. Overall, finance leases are not significant to the Company and are not included in the disclosures below.

The following tables disclose the components of the Company’s operating leases (in thousands):

	As of December 31,
	2025	2024
Operating leases:
Right-of-use asset, net	$66,698	$31,835

Short-term lease liability (recorded in accrued expenses)	7,998	4,251
Long-term lease liability	54,549	26,256
Total operating lease liabilities	$62,547	$30,507

Lease Cost

The components of lease cost are reflected in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023

Operating lease cost (1)	$8,385	$6,360	$5,576
Short-term lease cost	859	315	862
Total lease cost	$9,244	$6,675	$6,438

(1)Includes sublease income.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for operating leases:

	As of December 31,
	2025	2024
Weighted-average lease term	15.7 years	8.3 years
Weighted-average discount rate	8.3%	8.7%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Year Ended December 31,
	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,888	$6,388	$5,853

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of December 31, 2025 (in thousands):

2026	$12,776
2027	9,057
2028	8,526
2029	6,422
2030	6,026
Thereafter	67,319
Total lease payments	$110,126
Imputed interest	(47,579)
Discounted lease liability	$62,547
In connection with the Extended MSS Network, the Company will likely enter into additional operating leases in the future, the amount and timing of which are unknown and excluded from the table above.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2025	2024
Globalstar System:
Space component	$1,078,242	$1,167,332
Ground component	107,536	102,717
Construction in progress:
Space component	998,215	357,825
Ground component	90,132	20,545
Other	8,694	8,727
Total Globalstar System	2,282,819	1,657,146
Internally developed and purchased software	26,033	24,309
Equipment	20,649	14,904
Land and buildings	3,845	3,222
Leasehold improvements	2,458	2,180
Total property and equipment	2,335,804	1,701,761
Accumulated depreciation	(1,030,346)	(1,028,129)
Total property and equipment, net	$1,305,458	$673,632

During the first quarter of 2025, the Company recorded a loss on disposal of assets of $7.0 million on its consolidated statements of operations. This loss reflects the net book value of one of the Company's second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable.

The Company has agreements with Macdonald, Dettwiler and Associates Corporation ("MDA Space") and Space Exploration Technologies Corp. ("SpaceX") for 1) the purchase and launch of the satellites that are intended to replace the Company's HIBLEO-4 U.S.-licensed system and 2) the purchase and launch of third-generation satellites to support the Extended MSS Network. Refer to Note 10: Commitments and Contingencies for additional information regarding these agreements.

As of December 31, 2025, in connection with the construction and launch preparation of the replacement satellites, the Company has incurred $258.3 million and $72.9 million in capital expenditures for milestones completed under the related agreements with MDA Space and SpaceX, respectively. After launch, the replacement satellites will be placed into service and begin depreciating once they are operational.

As of December 31, 2025, in connection with the construction and launch preparation of the third-generation satellites to support the Extended MSS Network, the Company has incurred $470.5 million and $85.6 million for milestones completed under the related agreements with MDA Space and SpaceX, respectively.

The costs referred to above related to the replacement and third-generation satellites, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

In connection with the Extended MSS Network, the Company has procured ground equipment and other network assets to upgrade existing and build new ground stations globally. The costs to support this effort, such as construction, equipment, personnel and capitalized interest, are reflected in the "ground component" of construction in progress in the table above.

Capitalized Interest and Depreciation Expense

The following table summarizes capitalized interest for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest costs eligible to be capitalized	$21,722	$46,527	$39,143
Interest costs recorded in interest income (expense), net	(976)	(14,388)	(15,271)
Net interest capitalized	$20,746	$32,139	$23,872

The following table summarizes depreciation expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation Expense	$86,098	$87,917	$87,213

The following table summarizes amortization expense for the periods indicated below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amortization Expense	$1,304	$1,068	$978

Geographic Location of Property and Equipment

Long-lived assets consist primarily of property and equipment and are attributed to various countries based on the physical location of the asset, except for the Company’s satellites which are included in the long-lived assets of the United States. The Company’s information by geographic area is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Property and equipment:
North America	$1,256,823	$636,816
Central and South America	14,805	13,629
Africa	6,184	10,736
Asia Pacific	17,538	10,468
Europe	10,108	1,983
Total property and equipment	$1,305,458	$673,632

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

The gross carrying amount and accumulated amortization of the Company's intangible assets consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Not Subject to Amortization	$17,548	$—	$17,548	$17,070	$—	$17,070

Intangible Assets Subject to Amortization:
Developed technology	$38,440	$(9,276)	$29,164	$35,798	$(5,552)	$30,246
Regulatory authorizations	10,559	(3,235)	7,324	9,384	(2,073)	7,311
Trade names and trademarks	560	—	560	560	—	560
Developed technology assets in progress	11,320	—	11,320	7,406	—	7,406
Other intangible assets in progress	26,380	—	26,380	22,612	—	22,612
	$87,259	$(12,511)	$74,748	$75,760	$(7,625)	$68,135

Total	$104,807	$(12,511)	$92,296	$92,830	$(7,625)	$85,205

Other intangible assets in progress in the table above primarily include regulatory authorizations in progress. For the years ended December 31, 2025 and 2024, the Company recorded amortization expense on these intangible assets of $4.7 million and $3.6 million, respectively. Amortization expense is recorded in operating expenses in the Company’s consolidated statements of operations. During 2025, additions to intangible assets included primarily efforts associated with the development of XCOM technology as well as efforts to obtain regulatory authorizations for Globalstar and licensing work associated with the Globalstar SPE.

Excluding the effects of any acquisitions, dispositions or write-downs subsequent to December 31, 2025, total estimated annual amortization of intangible assets is as follows (in thousands):

2026	$5,145
2027	4,940
2028	4,417
2029	4,179
2030	4,028
Thereafter	14,339
Total	$37,048

Goodwill

As of December 31, 2025, the carrying amount of goodwill was $30.6 million and is associated with the Company's only operating segment, its MSS business. Goodwill is deductible for tax purposes. This goodwill was recorded during 2023 in connection with entering into the intellectual property license agreement with XCOM Labs, Inc. and represented the excess of the purchase price of the net identifiable assets acquired. The Company's annual goodwill impairment test during 2025 indicated that it was more likely-than-not that the estimated fair value of the reporting unit exceeded the carrying value of goodwill.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Costs to obtain and fulfill a contract (Note 1)	$6,193	$6,271
Long-term accounts receivable	3,225	3,517
International tax receivables (Note 13)	9,654	6,666
Other long-term assets	2,552	4,208
Total other assets	$21,624	$20,662

Long-term accounts receivable represents an unconditional right to consideration for equipment delivered to one customer that will be billed over the next five years; the long-term portion represents the amount that will be billed beyond the next twelve months. Other long-term assets include primarily recoverable tariffs and long-term deposits.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt consists of the following (in thousands):

	December 31, 2025			December 31, 2024
	Principal Amount	Unamortized Debt Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Debt Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$86,045	$307,670	$221,625	$107,176	$328,801
2023 Funding Agreement	182,147	(12,164)	169,983	155,000	(11,031)	143,969
2021 Funding Agreement	6,250	(115)	6,135	40,850	(2,198)	38,652
Total debt	410,022	73,766	483,788	417,475	93,947	511,422
Less: current portion	31,950	(115)	31,835	34,600	—	34,600
Long-term debt	$378,072	$73,881	$451,953	$382,875	$93,947	$476,822

The carrying value of debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of December 31, 2025, the current portion of long-term debt relates to the 2021 Funding Agreement and the 2023 Funding Agreement; these amounts are expected to be paid under the Updated Services Agreements through service fee offsets from the Customer during the next twelve months. The Company's obligations under its debt agreements included in the table above are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries.

2024 Debt Repayment

As discussed in Note 2: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million (including $13.3 million of make whole premium payments, which were recorded to deferred revenue) for the Company to retire its outstanding 2023 13% Notes. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the

Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. These accrued fees are included in other noncurrent liabilities on the Company's balance sheet. As of December 31, 2025, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million.

On the issuance date, the Company recorded the 2024 Debt Repayment at fair value. The difference between the principal amount of the 2024 Debt Repayment and the fair value was recorded as a debt premium. Additionally, the Company was required to bifurcate the fair value of the interest reduction mechanism and record a derivative asset upon issuance equal to the debt premium. The debt premium is amortized as an offset to interest expense using the effective interest rate method. Refer to Note 8: Derivatives and Note 9: Fair Value Measurements for further information.

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the “2023 Funding Agreement”), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA Space, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of replacement satellites purchased under such agreement. As of December 31, 2025, the outstanding principal balance under the 2023 Funding Agreement was $182.1 million, which increased by $27.1 million from December 31, 2024 due to the Company's receipt of additional funds under the 2023 Funding Agreement during the third quarter of 2025.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer pursuant to the Service Agreements beginning in the third quarter of 2026 and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees was $24.2 million as of December 31, 2025, of which $8.3 million is included in "Accounts payable and accrued expenses" and $15.9 million is included in "Other non-current liabilities" on the Company's balance sheet.

For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Service Agreements. See Note 12: Related Party Transactions for further information regarding Thermo's guarantee.

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount or premium for the difference between the fair value of the debt and the proceeds received and accretes the debt discount or amortizes the debt premium with an offset to interest expense through the maturity date using the effective interest rate method. The total proceeds of the draw made in the third quarter of 2025 were $27.1 million with a fair value of $28.6 million. The Company attributed this difference to the timing of cash flows for the draws and interest payments to be made pursuant to the 2023 Funding Agreement, resulting in an internal rate of return higher than the discount yield utilized in the valuation. Refer to Note 9: Fair Value Measurements for further discussion on the fair value of this draw.

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). This funding is being repaid by offsetting against amounts payable as services are performed by the Company. The last recoupment is expected to be made in March 2026. The debt discount associated with the 2021 Funding Agreement is accreting to interest expense through the maturity date using the effective interest rate method. No interest accrues on amounts outstanding under the 2021 Funding Agreement. During 2025, $34.6 million was recouped pursuant to the terms of the 2021 Funding Agreement. As of December 31, 2025, the outstanding principal balance under the 2021 Funding Agreement was $6.3 million.

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

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2025, the Company made dividend payments to the holders of the Series A Preferred Stock, which were approved by the Board totaling $10.6 million.

The Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock. The holders of the Series A Preferred stock have customary liquidation preferences.

Debt maturities
Annual debt maturities for each of the five years following December 31, 2025 and thereafter are as follows (in thousands):

2026	$31,950
2027	73,726
2028	94,503
2029	50,550
2030	27,703
Thereafter	131,590
Total	$410,022

Amounts in the above table are calculated based on amounts outstanding at December 31, 2025, and therefore exclude future draws pursuant to the 2023 Funding Agreement and assume recoupments as scheduled under the 2021 and 2023 Funding Agreements and the 2024 Debt Repayment.

8. DERIVATIVES

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

The terms of the 2024 Debt Repayment contain an interest reduction mechanism that is required to be bifurcated and was recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt premium that was added to the principal amount of the 2024 Debt Repayment. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuate based on projected cash flows, the derivative value is adjusted. When project milestones are achieved, the Company removes associated future cash flows from the total interest savings projections used to fair value the embedded derivative. The majority of the present value of the cash flows removed from the derivative asset is recorded as a debt discount, while the remaining portion relieves the balance of accrued interest associated with that milestone on the Company's consolidated balance sheet.

As of December 31, 2025 and 2024, the Company recorded the fair value of the embedded derivative, totaling $114.5 million and $108.8 million, respectively. The Company records a derivative gain or loss resulting from mark-to-market adjustments, which is reflected in "Derivative gain (loss) and other income (expense)" in the Company’s consolidated statement of operations.

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

Embedded Derivative within the 2024 Debt Repayment

The embedded derivative relating to the 2024 Debt Repayment is valued using a discounted cash flow model. The most significant input used in the fair value measurement was the discount yield, which was 6.05% and 7.58% at December 31, 2025 and 2024, respectively. As the discount yield used in the valuation process decreases, the fair value of the embedded derivative increases. Similarly, as the length of time between the reporting date and the start date of the interest payments decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value. The significant unobservable input that drives the cash flows used in the fair value measurement includes the estimated achievement of project milestones. As the probability of reaching the relevant milestones increases, the fair value of the embedded derivative would also increase.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$108,799	$1,295
Issuance of embedded derivative within the 2024 Debt Repayment	2,480	109,601
Settlement of a portion of the derivative asset for project milestone achieved	(11,337)	—
Unrealized gain (loss), included in derivative and other	14,519	(2,097)
Balance at end of period	$114,461	$108,799

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

10. COMMITMENTS AND CONTINGENCIES

Updated Services Agreements

The Updated Services Agreements set forth the primary terms for the Company to provide expanded services to the Customer and incur costs related to the Extended MSS Network, which primarily relate to the construction of new gateways and the upgrade of existing gateways as well as new satellite construction and launch services, including both the replacement satellites related to the Phase 2 Services Period and the third generation satellites related to the Extended MSS Network. The Updated Services Agreements have an indefinite term but are terminable by the Customer at any time upon advance notice or a force majeure event, or by either party upon the occurrence of certain events of default. The Updated Services Agreements obligate the Company to comply with various commitments.

Satellite Procurement Agreements

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

Launch Services Agreements

In each of August 2023 and June 2025, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the “Launch Services Agreements”), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. As a result of the delivery delays of the replacement satellites (discussed above), Globalstar and SpaceX are working to establish an updated launch window for the first set of replacement satellites. The launch of the second set of satellites has not been adjusted.

In October 2024, the Company entered into a separate agreement with SpaceX for the launch of the third-generation satellites related to the Extended MSS Network.

Expanded Ground Infrastructure

The Company has ground infrastructure purchase commitments with its third party antenna and other equipment manufacturers to support the Extended MSS Network. Outstanding purchase commitments to support the Extended MSS Network ground infrastructure as of December 31, 2025 were approximately $149.3 million.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, the Company expects to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the replacement satellites, launch services agreements for such replacement satellites and other ancillary equipment and launch costs (to be paid on a straight-line basis over the design life of such replacement satellites) beginning with the commencement of the Phase 2 Service Period.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network.

As of December 31, 2025, the Company incurred $0.7 billion of the $1.5 billion projected spend for the Extended MSS Network. The Company will continue to incur these costs until these assets are placed into service.

Inventory Purchase Commitments

The Company has inventory purchase commitments with its third party product manufacturers in the normal course of business. These commitments are generally noncancellable and the order quantities are based on sales forecasts. The Company estimates that its open inventory purchase commitments as of December 31, 2025 were approximately $9.1 million.

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

11. ACCRUED EXPENSES AND OTHER NON-CURRENT LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$5,907	$5,203
Accrued property and other taxes	7,531	7,550
Accrued customer liabilities and deposits	5,939	3,600
Short-term lease liability (Note 4)	7,998	4,251
Accrued fees (Note 7)	8,250	—
Other accrued expenses	7,965	4,096
Total accrued expenses	$43,590	$24,700

Accrued fees includes fees on the outstanding balance of the 2023 Funding Agreement. Other accrued expenses include primarily vendor services, inventory, warranty reserve and occupancy costs.

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Asset retirement obligations (Note 1)	$3,080	$2,903
Accrued fees (Note 7)	43,630	13,079
Deferred tax liability (Note 13)	1,044	711
Uncertain income tax positions and contingencies	3,820	1,847
Customer Class B Units Redemption (Note 2)	400,000	400,000
Other	44	80
Total other non-current liabilities	$451,618	$418,620

Accrued fees primarily include fees on the outstanding balance under the 2024 Debt Repayment and the 2023 Funding Agreement. Uncertain income tax positions and contingencies include primarily uncertain tax positions on long-term U.S. state tax due and liabilities associated with the Company's Canadian subsidiary.

12. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Board are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to arm's length transactions were $0.4 million as of December 31, 2025 and 2024, respectively.

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

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2025 lease payments were $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the fiscal years ended December 31, 2025, 2024 and 2023, the Company incurred lease expense of $1.6 million under this lease agreement.

Series A Preferred Stock

Thermo owns $136.7 million of the Series A Preferred Stock, based upon the shares' liquidation preference. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During 2025, the Company made dividend payments to Thermo which were approved by the Board totaling $9.7 million.

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

Certain amounts payable by the Company in connection with the 2023 Funding Agreement and certain other obligations under the Service Agreements are guaranteed by Thermo pursuant to a guaranty agreement (the "Thermo Guaranty"). As consideration for Thermo's guarantee, the Company issued to Thermo a warrant to purchase 666,668 shares of the Company’s common stock at an exercise price equal to $30.00 per share (as calculated pursuant to the Thermo Guaranty). The right to purchase 333,334 shares under the warrant vested immediately upon effectiveness of Thermo's guarantee, which occurred in December 2023, and the right to purchase the remaining 333,334 shares under the warrant would vest if and when Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of the Thermo Guaranty. The warrant expires in December 2028.

The right to purchase the remaining 333,000 shares under the warrant, which may vest if and when Thermo advances aggregate funds of $25.0 million, was assigned a fair value of zero based on the Company's future cash flows and the low probability of the need for funding from Thermo under the 2023 Funding Agreement. The Company reassesses the probability of vesting at each reporting period and, if the probability of vesting increases, it will record the fair value as a liability pursuant to applicable accounting guidance.

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

Agreements with XCOM Labs, Inc.

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("XCOM") and is the controlling stockholder of XCOM. In connection with the entry into the Company's former Intellectual Property License Agreement with XCOM (the "License Agreement"), which was terminated in January 2026, Globalstar issued to XCOM 4.0 million shares of its common stock, representing a transaction value of approximately $68.7 million on the date of issuance. Of the consideration paid for the License Agreement, an additional 1.1 million shares were issued to Dr. Jacobs. In January 2026, the Company exercised its option to purchase certain intellectual property assets pursuant to the License Agreement.

The Company and XCOM also had a Support Services Agreement ("SSA"), which was terminated during the second quarter of 2025. Under the SSA, XCOM was required to provide certain services to the Company. In August 2023 and June 2024, Globalstar issued 0.7 million shares and 0.5 million shares of its common stock, respectively, to XCOM as payment for costs incurred under the SSA and the release of holdback shares under the License Agreement. In June 2024 and March 2025, XCOM sold 0.3 million shares and 0.2 million shares of the Company's common stock, respectively, in a private placement transaction to an affiliate of Thermo. Effective during the first quarter of 2025, costs that support the XCOM technology development were directly incurred by Globalstar and paid through the Company's operating cash flows. Fees payable by Globalstar pursuant to the SSA were based on costs incurred plus a 15% margin for costs incurred between January 1, 2025 and March 31, 2025. No fees were payable by Globalstar pursuant to the SSA after March 31, 2025.

Certain general and administrative expenses are incurred by Virewirx, Inc. on behalf of the Company. These expenses include costs incurred by Virewirx, Inc. on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Virewirx, Inc. or upon allocated employee time.

Payables to Virewirx, Inc. related to arm's length transactions were less than $0.1 million as of December 31, 2025; no amounts were outstanding as of December 31, 2024.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement and the SSA.

13. TAXES

As discussed in Note 1: Summary of Significant Accounting Policies, the Company prospectively adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025. As a result, disclosures for the years ended December 31, 2024 and 2023 are presented under the prior format, while disclosures for the year ended December 31, 2025 reflect the new required format.

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal tax	$—	$—	$—
State tax	3,419	60	240
Foreign tax	2,390	1,693	850
Total	5,809	1,753	1,090
Deferred:
Federal and state tax	292	316	33
Foreign (benefit) tax	(223)	66	—
Total	69	382	33
Income tax expense	$5,878	$2,135	$1,123

U.S. and foreign components of income (loss) before income taxes are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. loss	$(23,093)	$(46,851)	$(30,086)
Foreign income (loss)	20,320	(14,178)	6,491
Total loss before income taxes	$(2,773)	$(61,029)	$(23,595)

The Company recorded foreign currency gains of $15.3 million in 2025 and foreign currency losses of $16.6 million in 2024, both of which are reflected within the foreign component of income (loss) before income taxes in the table above. Many of its foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

As of December 31, 2025 and 2024, the Company had cumulative U.S., state and foreign net operating loss ("NOL") carryforwards for income tax reporting purposes of approximately $1.5 billion and $1.8 billion, respectively. The vast majority of these NOL carryforwards were generated prior to 2018 and expire through 2041 (with less than 1% expiring prior to 2028) and the remaining NOL carryforwards do not expire.

Income taxes paid (net of refunds), disclosed pursuant to the requirements of ASU 2023-09, for the year presented below (in thousands):

Year Ended December 31,
2025
U.S. Federal	$—
U.S. State and Local
California	1,198
Other	729
Total U.S. state and local	1,927
Foreign
Canada	4,124
Other foreign jurisdictions	425
Total foreign taxes paid	4,549
Total taxes paid	$6,476

Total income taxes paid, net of refunds received, were $1.9 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

The components of net deferred income tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Operating loss and credit carryforwards	$332,891	$436,670
Deferred revenue	73,463	17,242
Accruals and reserves	1,649	1,721
Stock-based compensation expense	3,843	3,502
Lease liabilities	9,653	5,408
Interest and interest carryforwards	12,156	4,972
Other deferred tax assets	822	1,064
Deferred tax assets before valuation allowance	434,477	470,579
Valuation allowance	(383,519)	(421,883)
Total deferred tax assets	50,958	48,696
Deferred tax liabilities
Property and equipment	(24,445)	(42,913)
Right-of-use assets	(10,181)	(5,768)
Intangibles	(11,746)	(606)
Other deferred tax liabilities	(5,472)	(120)
Total deferred tax liabilities	(51,844)	(49,407)
Net deferred income tax liability	$(886)	$(711)

The deferred revenue tax asset in the table above is related to a portion of the prepayments made under the Updated Services Agreements (see Note 3: Revenue for further discussion).

The change in the valuation allowance during 2025 of $38.4 million was due primarily to uncertain tax positions, which reduced deferred tax assets related to NOL carryforwards and the current year NOL utilization as a result of increased taxable income from deferred revenue recognition in the U.S. The Company recorded net deferred tax liabilities of $0.9 million as of December 31, 2025 and $0.7 million as of December 31, 2024 related to the limitation on utilization of state NOLs and utilization of federal deferred tax assets surrounding the Company’s indefinite lived intangible assets.

The Company considers all undistributed earnings of its foreign subsidiaries to be reinvested indefinitely as of December 31, 2025. Should these earnings be distributed in the future, the Company may be subject to foreign withholding taxes, additional U.S. federal taxes, and state income taxes, including the effects of any foreign currency translation.

Effective income tax rate (after adoption of ASU 2023-09) (in thousands):

	Year Ended December 31,
	2025
	Amount	Percent
Provision at U.S. statutory rate of 21%	$(582)	21%
State and local tax effects (1)
State income taxes, net of federal benefit	(1,327)	48%
Adjustment to state deferred rate	(705)	25%
State adjustment for filed returns	1,135	(41)%
State increase in valuation allowance	2,425	(87)%
Foreign tax effects
Canada
Effect of foreign income tax at various rates	(282)	10%
Adjustment to reserved deferred assets	393	(14)%
Other	(51)	2%
Change in valuation allowance	(1,048)	38%
Canadian Provincial
Effect of foreign income tax at various rates	508	(18)%
Adjustment to reserved deferred assets	48	(2)%
Change in valuation allowance	(556)	20%
Brazil
Effect of foreign income tax at various rates	528	(19)%
Foreign rate change	(5,728)	207%
Other	98	(4)%
Withholding tax	153	(6)%
Change in valuation allowance	4,617	(166)%
Ireland
Effect of foreign income tax at various rates	(527)	19%
Other	(43)	2%
Change in valuation allowance	(732)	26%
Mexico
Adjustment for filed returns	432	(16)%
Other	212	(8)%
Change in valuation allowance	(158)	6%
Other foreign jurisdictions
Other foreign jurisdictions	(42)	2%
Change in valuation allowance
Decrease in valuation allowance (3)	(46,978)	1694%
Non-taxable or non-deductible items
Permanent differences	643	(23)%
Excess tax benefits on stock-based compensation	(3,992)	144%
Section 162(m) compensation limitation	3,018	(109)%
Imputed interest	2,432	(88)%
State current tax deduction	(304)	11%
Change in unrecognized tax benefits
Uncertain tax positions (2)	51,013	(1840)%

Other adjustments
Adjustment to reserved deferred assets	208	(8)%
Stock compensation deduction limitation	671	(24)%
Adjustment to reserved deferred assets - R&D	563	(20)%
Adjustment to reserved deferred assets - intangibles	(445)	16%
Adjustment for filed returns	326	(12)%
Other	(45)	2%
Effective tax rate	$5,878	(212)%

(1) The tax effect in this category primarily reflects state and local taxes in California and Illinois.
(2) Relates primarily to a new uncertain tax position in the U.S. and its related state impacts.
(3) Relates primarily to impacts associated with a new uncertain tax position in the U.S. and its related state impacts.

Effective income tax rate (prior to adoption of ASU 2023-09) (in thousands):

	Year Ended December 31,
	2024	2023
Provision at U.S. statutory rate of 21%	$(12,816)	$(4,967)
State income taxes, net of federal benefit	(1,142)	(771)
Change in valuation allowance	(9,740)	(969)
Effect of foreign income tax at various rates	185	(131)
Permanent differences	2,408	5,923
Net change in permanent items due to provision to tax return	(13)	(731)
Adjustment to reserved deferred assets	6,204	2,104
Adjustment to state deferred rate	4,049	170
Withholding tax	421	502
Uncertain tax positions	12,527	—
Other	52	(7)
Total	$2,135	$1,123

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

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$14,067	$—
Increases related to tax positions of the current year	50,962	—
Increases related to tax position of prior years	602	14,067
Reductions for tax positions of prior years	(59)	—
Audit settlements	(1,482)	—
Ending balance	$64,090	$14,067

The table above does not include accrued interest and penalties of $0.4 million and $1.2 million as of December 31, 2025 and 2024, respectively. The Company recognizes accrued interest and/or penalties related to income tax matters within income tax expense.

As of December 31, 2025, the Company recorded $6.4 million in long-term tax receivables on its consolidated balance sheet associated with the Canada income tax audit. Additionally, the Company recorded $3.6 million in long-term uncertain tax position liabilities, of which $2.0 million relates to the state tax impact of a new uncertain tax position in the U.S. and $1.6 million relates to the Canada income tax audit. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.5 million for the year ended December 31, 2025. Further discussion is below regarding the Company's uncertain income tax positions associated with the Company's Canadian subsidiary.

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

The Company nor any of its subsidiaries are currently under audit by the IRS. The Company's corporate U.S. tax returns are generally subject to examination for three years after the later of the return due date or the date filed. To the extent the Company utilizes net operating loss carryforwards generated in earlier years, the IRS retains the right to examine the amount of such losses as part of any audit of an open tax year, notwithstanding that the years in which the losses were generated may otherwise be closed. The Company has U.S. federal NOL carryforwards originating prior to 2010.

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

Canadian Tax Audits

The Canada Revenue Agency ("CRA") is conducting audits of the Company's Canadian subsidiary for several tax years and the Company is working with the CRA to complete such audits. The CRA has completed its audit for the tax years 2016 through 2018 and assessed the Company for additional tax liabilities and audit adjustments, which the Company is appealing. The tax years 2019 through 2022 remain under examination.

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

As a result of these audits, during 2025, the Company recorded $0.1 million of expense for uncertain tax positions associated with interest on withholding tax. As of December 31, 2025, the Company recorded $6.4 million in long-term tax receivables and $1.6 million in long-term uncertain tax position liabilities on its consolidated balance sheet associated with potential taxes, penalties and interest.

Other

The tax related to global intangible low-taxed income ("GILTI") is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company records GILTI tax in the period in which it is incurred and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company recorded a value added tax ("VAT") recoverable, of which the short term portion is included in prepaid and other current assets on its consolidated balance sheet totaling $2.0 million and $2.5 million, respectively, and the long-term portion is included in intangible and other assets, net, on its consolidated balance sheet totaling $3.0 million and $1.8 million, respectively. This VAT recoverable is related primarily to certain payments for the purchase and importation of gateway equipment in various international jurisdictions in connection with the Company's network upgrade work.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on the Company's effective tax rate or consolidated financial statements for the year ended December 31, 2025. However, certain provisions of the OBBBA become effective for tax years beginning after December 31, 2025, and the Company is continuing to evaluate the impact of these provisions on its future consolidated financial statements.

14. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated (in thousands). The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been retrospectively restated to reflect the change in capital structure for the periods prior to the completion of the reverse stock split, as applicable. Refer to Note 17: Common Stock for further discussion.

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(8,651)	$(63,164)	$(24,718)
Effect of Series A Preferred Stock dividends	(10,605)	(10,634)	(10,605)
Net loss attributable to common shareholders	$(19,256)	$(73,798)	$(35,323)

Denominator:
Weighted average common shares outstanding	126,757	125,877	122,334

Net loss per common share:
Basic	$(0.15)	$(0.59)	$(0.29)
Diluted	$(0.15)	$(0.59)	$(0.29)

For the years ended December 31, 2025, 2024 and 2023, 1.8 million shares, 1.3 million shares and 1.3 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive.

Included in these shares for all periods presented is a portion of the outstanding equity awards under the Equity Plan (as defined herein) (refer to Note 15: Stock Compensation for further discussion of amounts unvested and outstanding under the Equity Plan). Also included is 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Service Agreements in 2022 based on the treasury stock method. During 2023, the right to purchase 0.3 million shares of common stock vested pursuant to the warrant issued to Thermo for its guarantee of the 2023 Funding Agreement. For 2025, a portion of these shares are included in potentially dilutive shares based on the treasury stock method; for 2024 and 2023, none of these shares are included in the potentially dilutive securities for the applicable periods presented because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

Excluded from the amounts above are an additional 0.3 million shares that may be purchased by Thermo pursuant to the warrant issued in connection with its guarantee of the 2023 Funding Agreement; the right to purchase these shares vests only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. Also excluded are unvested PSUs (as defined herein) that are subject to market and performance conditions as the condition for achievement was not met. The total unvested PSUs as of December 31, 2025 totaled 2.1 million shares.

15. STOCK COMPENSATION

Share-Based Payment Arrangements with Employees

The Company’s 2006 Equity Incentive Plan, as amended and restated (“Equity Plan”), provides for the grant of long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (“Eligible Participants”), and is designed to align stockholder and employee interests. Under the Equity Plan, the Company may grant incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, and other stock-based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Board establishes the terms and conditions of any awards granted under the plans. At the time of grant, the Company takes into consideration the timing of the stock-based award and evaluates for conditions that could result in the award to be considered spring loaded. The number of shares have been restated to reflect the 1:15 reverse stock split effectuated on February 10, 2025. All historical share and per share amounts reflected in this Report have been retrospectively restated to reflect the change in capital structure for the periods prior to the completion of the reverse stock split, as applicable. Refer to Note 17: Common Stock for further discussion.

In October 2025, the Compensation Committee of the Board approved the ability of recipients to defer payout of performance-based restricted stock unit awards granted pursuant to the Equity Plan. As of December 31, 2025, receipt of approximately 941,358 shares have been deferred pursuant to the Equity Plan; the deferred amount reflects fully vested shares to be issued, which are included in basic earnings per share as the issuance of the shares is no longer subject to a contingency.

As of December 31, 2025, the number of shares of common stock that was authorized and remained available for issuance under the Equity Plan was 4.4 million. During 2025, the number of authorized shares available for issuance increased 2.5 million shares, which was approved by the Company's Board in 2024 in accordance with the annual increase provision set forth in the Equity Plan.

Restricted Awards

Grants of restricted awards (including restricted stock and restricted stock units) have varying vesting criteria, including immediate, one year from the grant date, in equal annual installments (generally over three years) or based on performance criteria. Non-vested restricted awards are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a stockholder of the Company with respect to the awards, including the right to vote the shares and receive any dividends or other distributions. Compensation expense associated with restricted awards is measured based on the grant date fair value of the common stock and is recognized on a straight line basis over the vesting period. The table below summarizes the weighted average grant date fair value of restricted awards for the indicated periods:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value	$33.55	$24.11	$20.40

The following is a rollforward of the activity in restricted awards for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	438,101	$24.96
Granted	321,084	33.55
Vested	(497,940)	26.57
Forfeited	(17,804)	24.40
Nonvested at December 31, 2025	243,441	$33.04

For the years ended December 31, 2025, 2024 and 2023, the Company recognized $11.1 million, $11.6 million and $13.1 million, respectively, of compensation expense related to restricted awards. The total fair value, as calculated on the day of vesting, of restricted awards that vested during 2025, 2024 and 2023 was $23.2 million, $13.1 million, and $11.6 million, respectively. As of December 31, 2025, unrecognized compensation expense related to unvested restricted awards outstanding was approximately $6.4 million to be recognized over a weighted-average period of 1.5 years.

Performance-Based Restricted Stock Units (PSUs)

Grants of PSUs may contain either a market condition or a performance condition. All of the Company's outstanding market-conditioned PSUs vest upon the Company's common stock trading at various price levels throughout the performance period. Market-conditioned PSUs are valued using a Monte Carlo simulation model. The Company has also granted performance-conditioned PSUs that vest upon the achievement of internal sales targets and/or project milestones during the performance period. Performance-conditioned PSUs are valued using the stock price on the grant date. All of the outstanding market-conditioned PSUs and performance-conditioned PSUs may be earned over a four-year performance period from the grant date.

The following is a rollforward of the activity in PSUs for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	3,121,284	$13.31
Granted	145,404	16.46
Vested	(1,214,600)	15.38
Nonvested at December 31, 2025	2,052,088	$12.31

For the year ended December 31, 2025, 2024 and 2023, the Company recognized $11.2 million, $23.5 million and $6.7 million, respectively, of compensation cost related to these awards. The total fair value, as calculated on the day of vesting, of PSUs that vested during 2025 was $67.7 million. No PSUs vested during 2024 and 2023. As of December 31, 2025, unrecognized compensation expense related to unvested PSUs was approximately $1.8 million to be recognized over a weighted-average derived service period of 2.0 years. No PSUs expired or were forfeited during 2025.

During 2025, the Company granted market-conditioned PSUs in each of March and May with a fair value of $1.1 million and $0.5 million, respectively, which will be recognized over the derived service period, estimated to be 2.0 years and 2.2 years, respectively. The Monte Carlo simulation was computed using the following assumptions:

	Shares Granted	Risk-Free Interest Rate	Stock Price Volatility	Market Price of Common Stock
March 2025 PSUs	66,667	4.05%	70.00%	$22.52
May 2025 PSUs	39,368	4.03%	70.00%	$19.05

Additionally, the Company granted 39,369 performance-conditioned PSUs during 2025 with a total fair value using the stock price on the grant date of $0.8 million.

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

For the 2025 Plan Year, the Company's adjusted EBITDA performance was within the bonus payout threshold according to the plan document. As of December 31, 2025, $3.4 million was accrued on the Company's consolidated balance sheet related to this bonus payment, which is expected to be paid in a mix of cash and common stock during the first quarter of 2026.

16. SEGMENT REPORTING

An operating segment is defined as a component of an enterprise which has discrete financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") to decide how to allocate resources and assess performance. In accordance with ASC 280, Segment Reporting, the Company’s only reportable segment is its MSS business. The Company's Chief Executive Officer, Dr. Paul E. Jacobs, is the Company's CODM. Dr. Jacobs manages the consolidated entity and uses net income (loss) as the measure of profit or loss to assess performance and allocate resources. Dr. Jacobs does not review total assets. Dr. Jacobs reviews revenue and certain operating expenses to determine resource allocations. Revenue is reviewed at a disaggregated level, consistent with the Company’s disclosures in Note 3: Revenue. Expenses are reviewed by the nature of the cost (Cost of Services, Marketing, General and Administrative and Cost of Subscriber Equipment Sales), consistent with the Company’s presentation on its Consolidated Statements of Operations. Other operating segment expenses may include stock-based compensation, depreciation, amortization and accretion, the reduction in the value of assets and inventory, interest income and expense, foreign currency gains and losses, gains and losses on extinguishment of debt as well as other smaller items.

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

Item 9A. Controls and Procedures

(a)Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2025, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the Consolidated Financial Statements included in this Report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2025.

(b)Changes in internal control over financial reporting

As of December 31, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, management did not identify any material weakness in the Company's internal control over financial reporting. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on the evaluation, management has concluded the Company's internal control over financial reporting was effective as of December 31, 2025.

The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “10b5-1 Plan”) or any non-Rule 10b5-1 trading arrangement.

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

The remainder of the information required by this item is incorporated by reference from the applicable information set forth in "Executive Officers," "Election of Directors," "Information about the Board of Directors and its Committees," and "Security Ownership of Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Requirements" which will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC, and Part I, Item 1. Business - Additional Information in this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the applicable information set forth in "Compensation of Executive Officers", "Compensation of Directors" and "2025 Pay Ratio" which will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the applicable information set forth in "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" which will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Related Person Transactions" and "Information about the Board of Directors and its Committees" which will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the applicable information set forth in "Other Information - Globalstar's Independent Registered Accounting Firm" which will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets at December 31, 2025 and 2024
Consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023
Consolidated statements of stockholders’ equity for the years ended December 31, 2025, 2024 and 2023
Consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is in the financial statements or notes thereto.

(3) Exhibits

See Exhibit Index

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Composite Certificate of Incorporation of Globalstar, Inc. (Exhibit 3.1 to Form 10-Q filed on August 7, 2025)

3.2*	Sixth Amended and Restated Bylaws of Globalstar, Inc. (Exhibit 3.2 to Form 10-Q filed on May 8, 2025)

3.3*	Certificate of Designation filed November 15, 2022 (Exhibit 3.1 to Form 8-K filed on November 16, 2022)

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Specimen Common Stock Certificate of Globalstar, Inc.

10.1*	Settlement Agreement dated December 14, 2018 (Exhibit 10.1 to form 8-K filed December 17, 2018)

10.2*	Lease Agreement by and between Globalstar, Inc. and Thermo Covington, LLC dated February 1, 2019 (Exhibit 10.1 to Form 10-Q filed May 2, 2019)

10.3#	Form of Indemnification Agreement between Globalstar, Inc. and its Directors

10.4*#	Third Amended and Restated Globalstar, Inc. 2006 Equity Incentive Plan (Appendix A to Definitive Proxy Statement filed April 16, 2019)

10.5*#	Amended and Restated Employee Stock Purchase Plan (Appendix B to Definitive Proxy Statement filed April 16, 2019)

10.6*#	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.29 to Form 10-K filed March 17, 2008)

10.7#	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan effective February 24, 2026

10.8*#	Form of Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan (Exhibit 10.1 to Form 8-K filed November 20, 2008)

10.9#	Form of Notice of Grant of Non-Qualified Stock Option Award for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan

10.10#	Form of Notice of Grant and Non-Qualified Stock Option Award Agreement for Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan effective February 24, 2026

10.11††#	2025 Key Employee Bonus Plan

10.12*††	Satellite Procurement Agreement dated February 21, 2022 between Globalstar, Inc. and Macdonald, Dettwiler and Associates Corporation (Exhibit 10.1 to Form 10-Q filed May 5, 2022)

10.13*††	Exchange Agreement dated November 15, 2022 (Exhibit 10.1 to Form 8-K filed November 16, 2022)

10.14*	Purchase Agreement, dated March 28, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and the Purchasers party thereto (Exhibit 10.1 to Form 8-K filed March 29, 2023)

10.15*
Indenture (including form of Note) dated March 31, 2023, by and among Globalstar, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Exhibit 10.1 to Form 8-K filed April 6, 2023)

10.16*††	Collateral Agreement dated April 6, 2023 by and among Globalstar, Inc. the grantors and guarantors party thereto and Customer (Exhibit 10.2 to Form 8-K filed April 6, 2023)

10.17*††	Amended and Restated Prepayment Agreement dated May 19, 2021 (Exhibit 10.1 to Form 10-Q filed August 5, 2021)

10.18*††	2023 Prepayment Agreement (Exhibit 10.6 to Form 10-Q filed May 5, 2023)

10.19*††	Amendment No. 2 to 2023 Prepayment Agreement by and between Globalstar, Inc. and Customer dated as of November 5, 2024 (Exhibit 10.20 to Form 10-K filed February 28, 2025)

10.20*††	2024 Prepayment Agreement by and between Globalstar, Inc. and Customer dated as of November 5, 2024 (Exhibit 10.21 to Form 10-K filed February 28, 2025)

10.21*††	Conformed Copy of Key Terms Agreement reflecting amendments through September 7, 2022 (Exhibit 10.1 to Form 8-K filed September 7, 2022)

10.22*††	Amendment No. 4 to the Key Terms Agreement (Exhibit 10.7 to Form 10-Q filed May 5, 2023)

10.23*††	Amendment No. 5 to the Key Terms Agreement between Customer and Globalstar dated November 5, 2024 (Exhibit 10.24 to Form 10-K filed February 28, 2025)

10.24*††	Statement of Work by and between Customer Parent and Globalstar, Inc. dated as of November 5, 2024 (Exhibit 10.25 to Form 10-K filed February 28, 2025)

10.25*††#	Amended and Restated Employment Agreement dated January 24, 2024 by and between Globalstar, Inc. and Paul Jacobs (Exhibit 10.24 to Form 10-K filed February 29, 2024)

10.26*††	Guaranty dated as of December 7, 2023 made by Thermo Funding II, LLC (Exhibit 10.25 to Form 10-K filed February 29, 2024)

10.27*	Amended Guaranty Agreement dated as of May 20, 2025 made by Thermo Funding II, LLC (Exhibit 10.1 to Form 10-Q filed August 7, 2025)

10.28*	Common Stock Purchase Warrant between Thermo Funding II, LLC and Globalstar, Inc. dated December 7, 2023 (Exhibit 10.26 to Form 10-K filed February 29, 2024)

10.29*††	Second Forbearance Agreement among Globalstar, Inc., Macdonald, Dettwiler and Associates Corporation and Rocket Lab USA, Inc. dated January 31, 2023 (Exhibit 10.30 to Form 10-K filed March 1, 2023)

10.30*††	Purchase Agreement by and among Globalstar, Inc., Globalstar Licensee LLC and Customer Parent dated as of October 29, 2024 (Exhibit 10.33 to Form 10-K filed February 28, 2025)

10.31*††	Contribution Agreement by and among Globalstar, Inc., GCL Licensee LLC and Globalstar Licensee LLC dated as of November 5, 2024 (Exhibit 10.34 to Form 10-K filed February 28, 2025)

10.32*††
Second Amended and Restated Limited Liability Company Agreement for Globalstar Licensee LLC by and among Globalstar, Inc. and Customer Parent dated as of November 5, 2024 (Exhibit 10.35 to Form 10-K filed February 28, 2025)

10.33*††
First Amendment to Guarantee and Collateral Agreement by and among Globalstar, Inc., the other Guarantors signatory hereto, and Customer dated as of November 5, 2024 (Exhibit 10.36 to Form 10-K filed February 28, 2025)

19.1*	Globalstar, Inc. Insider Trading Policy (Exhibit 19.1 to Form 10-K filed February 28, 2025)

21.1	Subsidiaries of Globalstar, Inc.

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included as part of page titled "Signatures")

31.1	Section 302 Certification of Principal Executive Officer of Globalstar, Inc.

31.2	Section 302 Certification of Principal Financial Officer of Globalstar, Inc.

32.1	Section 906 Certification of Principal Executive Officer of Globalstar, Inc.

32.2	Section 906 Certification of Principal Financial Officer of Globalstar, Inc.

97.1*	Globalstar, Inc. Executive Compensation Clawback Policy (Exhibit 97.1 to Form 10-K filed February 28, 2025)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Incorporated by reference.

††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

		By:	/s/ Dr. Paul E. Jacobs
Date:	February 27, 2026		Dr. Paul E. Jacobs
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2026.

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