Form 10-Q
period 2026-03-31
Globalstar, Inc.
filed 2026-05-07
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

As of May 1, 2026, 128,788,931 shares of common stock were outstanding and 149,425 shares of preferred stock were outstanding.

FORM 10-Q

GLOBALSTAR, INC.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this "Report"), other than purely historical information, including, but not limited to, estimates, projections, or statements relating to the pending Mergers with Amazon (each as defined herein), our business plans, objectives and expected operating results, our anticipated financial resources, our expectations about the future operational performance of our satellites (including their projected operational lives) and the completion, delivery and launch of new satellites, our expectations regarding the outcomes of regulatory and licensing proceedings, the expected growth prospects of our existing customers and the markets that we serve, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words "believe," "might," "could," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements.

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to complete the Mergers on the anticipated terms and timing, or at all, including obtaining required regulatory approvals and the satisfaction of other conditions to the completion of the Mergers, potential litigation relating to the Mergers, including the effects of any outcomes related thereto, the risk that disruptions from the Mergers (such as the ability of certain of our customers to terminate or amend contracts upon a change of control, or to withhold consent to such change of control) will harm our business, including current plans and operations, our ability to retain and hire key personnel, the diversion of management’s time and attention from ordinary course business operations, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Mergers, contractual provisions that may impact our ability to pursue certain business opportunities or strategic transactions during the pendency, and/or following the completion of, the Mergers, the occurrence of any event, change, or other circumstance that could give rise to the termination of the Mergers, including in circumstances requiring us to pay a termination fee under the Merger Agreement (as defined herein), our ability to meet our obligations to attain the anticipated benefits under the Updated Services Agreements (as defined herein) and avoid the potential adjustment of the Merger Consideration (as defined herein) if we fail to meet certain milestones based on the Company's agreements with the Customer, our ability to retain existing customers, including the Customer (as defined herein), the operational performance and orbital lives of our satellites, including damage to, failure of, or disruptions or other problems at our satellites or associated ground facilities and network operations control centers, our ability to successfully or timely launch satellites, changes in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand (including the impact of delays in the completion, delivery or launch of new satellites), our ability to exploit and respond to technological innovation, including integrating licensed technology into our products and services and developing, acquiring, maintaining and protecting information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, the availability of equipment, component parts and other materials used in our business operations, the reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), our compliance with and interpretation of laws and regulations (including tax laws and regulations), including those related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, any cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority, additional spectrum sharing agreements, or revocation, modification or non-renewal of necessary licenses, the opportunities for strategic business transactions and the effects of consolidation in our industry on us and our competitors, business interruptions due to natural disasters and unexpected events, volatility in the trading price of our common stock (including the risk that our stock price may decline if the Mergers are not consummated) and other factors described in more detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Annual Report"), as updated under “Risk Factors” in Part II, Item 1A of this Report and as may be further updated by subsequent filings with the SEC. Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances, or changes in our assumptions, business plans or other changes.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue:
Service revenue	$66,701	$57,067
Subscriber equipment sales	3,363	2,965
Total revenue	70,064	60,032
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	23,433	18,625
Cost of subscriber equipment sales	2,467	2,047
Marketing, general and administrative	14,828	11,589
Stock-based compensation	2,705	6,957
Reduction in the value and disposal of long-lived assets	64	7,038
Depreciation, amortization and accretion	18,397	22,277
Total operating expenses	61,894	68,533
Income (loss) from operations	8,170	(8,501)
Other income (expense):
Interest income and expense, net of amounts capitalized	(19,814)	(7,945)
Foreign currency (loss) gain	(1,621)	4,106
Derivative loss and other (expense) income	(2,558)	(413)
Total other expense	(23,993)	(4,252)
Loss before income taxes	(15,823)	(12,753)
Income tax expense	1,597	4,578
Net loss	$(17,420)	$(17,331)

Other comprehensive income (loss):
Foreign currency translation adjustments	2,039	(2,845)
Comprehensive loss	$(15,381)	$(20,176)

Net loss attributable to common shareholders (Note 11)	(20,035)	(19,946)

Net loss per common share:
Basic (1)	$(0.16)	$(0.16)
Diluted (1)	(0.16)	(0.16)
Weighted-average shares outstanding:
Basic (1)	128,417	126,476
Diluted (1)	128,417	126,476

(1)All historical share and per share amounts for the periods prior to the completion of the 1:15 reverse stock split on February 10, 2025 reflected in this Report have been adjusted to reflect the reverse stock split.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$358,448	$447,471
Accounts receivable, net of allowance for credit losses of $1,244 and $1,468, respectively	19,762	19,976
Inventory	10,078	9,614
Prepaid expenses and other current assets	18,257	19,667
Total current assets	406,545	496,728
Property and equipment, net	1,428,703	1,305,458
Operating lease right of use assets, net	67,005	66,698
Prepaid network costs	217,836	198,375
Derivative asset	111,859	114,461
Intangible and other assets, net of accumulated amortization of $14,128 and $12,511, respectively	145,519	144,545
Total assets	$2,377,467	$2,326,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,400	$31,835
Accounts payable and accrued expenses	72,586	56,022
Accrued network construction costs	84,328	55,218
Payables to affiliates	176	391
Deferred revenue, net	54,016	62,020
Total current liabilities	253,506	205,486
Long-term debt	432,161	451,953
Operating lease liabilities	54,315	54,549
Deferred revenue, net	837,654	806,930
Other non-current liabilities	457,015	451,618
Total non-current liabilities	1,781,145	1,765,050

Total liabilities	2,034,651	1,970,536

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 128,591,126 and 128,050,400 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	2,491,695	2,489,227
Accumulated other comprehensive income	5,325	3,286
Retained deficit	(2,154,217)	(2,136,797)
Total stockholders’ equity	342,816	355,729
Total liabilities and stockholders’ equity	$2,377,467	$2,326,265

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2026	149	$—	128,050	$13	$2,489,227	$3,286	$(2,136,797)	$355,729
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	541	—	5,086	—	—	5,086
Series A Preferred Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	—	2,039	—	2,039
Net loss	—	—	—	—	—	—	(17,420)	(17,420)
Balances – March 31, 2026	149	$—	128,591	$13	$2,491,695	$5,325	$(2,154,217)	$342,816

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2025	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	154	—	8,220	—	—	8,220
Series A Preferred Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	32	—	—	32
Other comprehensive loss	—	—	—	—	—	(2,845)	—	(2,845)
Net loss	—	—	—	—	—	—	(17,331)	(17,331)
Balances – March 31, 2025	149	$—	126,579	$13	$2,479,201	$10,607	$(2,145,477)	$344,344

(1)All historical share and per share amounts for the periods prior to the completion of the 1:15 reverse stock split on February 10, 2025 reflected in this Report have been adjusted to reflect the reverse stock split.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows provided by operating activities:
Net loss	$(17,420)	$(17,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	18,397	22,277
Stock-based compensation expense	2,705	6,957
Noncash interest and accretion expense	23,007	7,944
Unrealized foreign currency loss (gain)	1,656	(4,144)
Reduction in the value and disposal of long-lived assets and inventory	64	7,038
Other, net	4,057	1,008
Changes in operating assets and liabilities:
Accounts receivable	414	6,790
Inventory, prepaid expenses and other assets	943	(1,388)
Accounts payable and accrued expenses	1,408	5,227
Other non-current liabilities	336	1,152
Deferred revenue	(340)	16,334
Net cash provided by operating activities	35,227	51,864
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(4,487)	(39,315)
Payments for network upgrades to support the Extended MSS Network	(108,757)	(149,448)
Payments for network upgrades to support product development	(1,518)	(1,162)
Purchase of intangible assets	(1,663)	(657)
Net cash used in investing activities	(116,425)	(190,582)
Cash flows (used in) provided by financing activities:
Principal payments of 2021 Funding Agreement	(6,250)	(8,650)
Dividends paid on Series A Preferred Stock	(2,615)	(2,615)
Proceeds from issuance of common stock and exercise of options and other	829	(141)
Net cash used in financing activities	(8,036)	(11,406)
Effect of exchange rate changes on cash and cash equivalents	211	371
Net decrease in cash and cash equivalents	(89,023)	(149,753)
Cash and cash equivalents, beginning of period	447,471	391,164
Cash and cash equivalents, end of period (1)	$358,448	$241,411

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest including in accrued expenses and deferred revenue	$9,038	$5,738
Network construction assets included in accrued expenses	84,328	12,409
Construction in progress assets acquired through XCOM SSA	—	1,820

(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Through its global satellite network, Globalstar, Inc. ("Globalstar" or the "Company") provides Mobile Satellite Services ("MSS"), including communications products and services, wholesale capacity services, terrestrial spectrum and network solutions and government services. The Company provides communications products and services to its subscribers, including data transmissions and voice communications (Commercial IoT, SPOT and Duplex). Wholesale capacity services include satellite network access and related services using the Company's network of in-orbit satellites and ground stations ("gateways") pursuant to the Company's spectrum licenses, which the Company refers to collectively as the Globalstar System. The Company also utilizes the Globalstar System for terrestrial spectrum and network solutions. Government services include strategic partnerships as well as hardware and software designs to develop specific applications operating over the Globalstar System. The Company’s only reportable segment is its MSS business. Thermo Companies, through commonly controlled affiliates (collectively, "Thermo"), is the principal owner and largest stockholder of Globalstar. The Executive Chairman of the Company's Board of Directors (the "Board") controls Thermo.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"); however, management believes the disclosures made are adequate to make the information presented in this Report not misleading. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026 (the "2025 Annual Report").

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. The Company's consolidated financial statements include results and amounts for the Globalstar SPE (as defined below), which is a variable interest entity ("VIE") further described in Note 2, of which Globalstar is the primary beneficiary. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year or any future period.

Recent Developments

On April 13, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amazon.com, Inc., a Delaware corporation (“Amazon”), Grapefruit Acquisition Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Amazon (“Acquisition Sub I”), and Grapefruit Acquisition Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Amazon (“Acquisition Sub II” and, together with Amazon and Acquisition Sub I, the “Buyer Parties”), pursuant to which and subject to the terms and conditions of the Merger Agreement, the Buyer Parties have agreed to acquire the Company (the "Mergers"). Refer to Note 14: Subsequent Events for discussion of the Merger Agreement, including the related transactions.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU requires public companies to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company plans to adopt this standard when it becomes effective on January 1, 2027. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

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

2. SPECIAL PURPOSE ENTITY

The Company provides wholesale capacity services over its mobile satellite system (the "Services") to its customer, Apple Inc. (the "Customer"), pursuant to a service agreement and certain related ancillary agreements (collectively, the "Service Agreements") for the Phase 1 Service Period and Phase 2 Service Period (as defined below). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022.

Effective November 5, 2024, (the "2024 Closing Date") the Company and the Customer amended the Service Agreements and entered into other related agreements (the Service Agreements as amended, collectively, the "Updated Services Agreements") for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the "Extended MSS Network") for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the "Globalstar SPE"), a VIE, and (ii) operated by the Company. The Customer (i) has prepaid, and is required, subject to certain conditions, to continue to prepay for, certain services to be delivered by the Company to the Customer who will utilize the Extended MSS Network under the Updated Services Agreements and (ii) is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the Globalstar System ("Phase 1 Service Period"), 2) future Services provided over the new replacement satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the launch of the first set of such replacement satellites, which is currently scheduled for May 2026 (refer to Note 9: Commitments and Contingencies for further discussion), and 3) future Services provided over the Extended MSS Network.

The Globalstar SPE holds and administers, or will administer in the future, certain spectrum licenses, satellites, ground stations and other network assets for use and operation by the Company and to enable and provide services to the Customer pursuant to the Updated Services Agreements. The Globalstar SPE does not have commercial operations.

The table below includes the assets of the Globalstar SPE as of March 31, 2026 and December 31, 2025 (in thousands):

	As of:
	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$2,011	$720
Property and equipment, net	717,342	653,668
Prepaid network costs	185,547	158,547
Intangibles and other asset, net	11,686	11,684
Total Assets	$916,586	$824,619

Customer Class B Units

On the 2024 Closing Date, the Customer purchased 400,000 Class B Units in the Globalstar SPE (the "Customer Class B Units") for $400 million, representing a 20% equity interest in the Globalstar SPE. Following the completion of the Mergers (discussed in Note 14: Subsequent Events), Acquisition Sub II will acquire all of the Customer Class B Units in the Globalstar SPE.

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

Extended MSS Network Prepayments and 2024 Debt Repayment

The Updated Services Agreements provide, among other things, that the Customer will make cash payments to the Company for capital expenditures in connection with the Extended MSS Network. The payments required by the Updated Services Agreements consist of: (1) an infrastructure prepayment (as increased in April 2026, the "Infrastructure Prepayment") of up to $1.58 billion, which is to be funded quarterly (as needed) over the construction period of the satellites to be used in the Extended MSS Network, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units, to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) an amount of $235 million that was used to fully retire the 2023 13% Notes (the "2024 Debt Repayment"), as described further herein. The terms of the Infrastructure Prepayment and the 2024 Debt Repayment are contained within one agreement (as amended in April 2026, the "2024 Prepayment Agreement"). Regardless of whether or not the Mergers are successfully consummated (as discussed in Note 14: Subsequent Events), the Company expects (i) to fully pay off amounts owed under the 2024 Prepayment Agreement and to redeem the Customer Class B Units within the design useful life of the new satellites and (ii) that such amounts payable to the Customer will be fully offset by amounts payable by the Customer under the Updated Services Agreements.

Infrastructure Prepayment

To date, the Company has received $708.6 million from the Customer pursuant to the Infrastructure Prepayment. No amounts were received during the first quarter of 2026. The Company records these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be recognized as revenue as services are performed using the Extended MSS Network. The Company accrues fees payable to the Customer on $225.0 million of the Infrastructure Prepayment and the fees will be reduced or eliminated entirely if the Company meets certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network. The remainder of the Infrastructure Prepayment does not accrue fees. Refer to Note 3: Revenue for further discussion.

Service Fees

As consideration for the satellite services provided for in the Updated Services Agreements, the incremental service fees payable by the Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred by the Company for the provision of such services, and performance bonuses. Payment of a portion of these fees is subject to the satisfaction of certain licensing, service levels and milestone achievements (as adjusted in April 2026). For a discussion of the amendment of these milestones and the potential downward adjustment of the Merger Consideration (as defined below) if we fail to attain them, see "Impact of Amendments of Arrangements with the Customer and the Pending Mergers" immediately below and Note 14: Subsequent Events. Additionally, the Updated Services Agreements also provide for annual service fees of $30 million to be accelerated. Such accelerated payments began in the first quarter of 2025.

Impact of Amendments of Arrangements with the Customer and the Pending Mergers

See Note 14: Subsequent Events for a discussion of certain arrangements with the Customer entered into on April 13, 2026 in connection with the Merger Agreement, including:

(1)amendments to the 2024 Prepayment Agreement;
(2)amendments to the SOW (as defined in Note 14: Subsequent Events), which among other things, amended certain milestones;
(3)the Amendment to the Thermo Guaranty (as defined below); and
(4)upon consummation of the Mergers, (1) a change in the ownership of the Globalstar SPE and (2) the treatment of the Customer and Thermo warrants.

3. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Service revenue:
Wholesale capacity services	$46,267	$36,709
Subscriber services
Commercial IoT	7,450	6,580
SPOT	8,655	9,371
Duplex	2,576	3,452
Government and other services	1,753	955
Total service revenue	66,701	57,067

Total subscriber equipment sales	3,363	2,965

Total revenue	$70,064	$60,032

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

Accounts Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. The Company's receivable balances by type and classification are presented in the table below, net of allowance for credit losses, and may include amounts related to earned but unbilled receivables (in thousands):

	As of:
	March 31, 2026	December 31, 2025
Accounts receivable, net of allowance for credit losses:
Subscriber and other accounts receivable	$14,883	$15,070
Wholesale capacity accounts receivable	4,879	4,906
Total accounts receivable, net of allowance for credit losses	$19,762	$19,976

The Company has entered into a satellite procurement agreement for the replacement satellites and two launch services agreements to launch the replacement satellites to support the Phase 2 Service Period. The replacement satellites purchased under the satellite procurement agreement are intended to replace the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis over the design life of the replacement satellites beginning with the initiation of service for the Phase 2 Service Period. Based on construction in progress recorded through March 31, 2026, the Company expects to bill $373.7 million associated with the Phase 2 Service Period. Refer to Note 9: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (in thousands):

	As of:
	March 31, 2026	December 31, 2025
Short-term contract liabilities:
Subscriber and other contract liabilities	$15,227	$17,091
Wholesale capacity contract liabilities, net of contract asset	38,789	44,929
Total short-term contract liabilities	$54,016	$62,020
Long-term contract liabilities:
Subscriber and other contract liabilities	$1,202	$1,296
Wholesale capacity contract liabilities, net of contract asset	836,452	805,634
Total long-term contract liabilities	$837,654	$806,930
Total contract liabilities	$891,670	$868,950

For subscriber and other contract liabilities, the amount of revenue recognized during the three months ended March 31, 2026 and 2025 from performance obligations included in the total contract liability balance at the beginning of these periods was $6.2 million and $6.6 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the three months ended March 31, 2026 and 2025 from performance obligations included in the total contract liability balance at the beginning of these periods was $39.1 million and $28.5 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (in thousands):

	As of:
	March 31, 2026	December 31, 2025
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2023 Funding Agreement (1)	$6,920	$6,920
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	19,715	20,155
Advanced payments contractually owed for services expected to be performed with the replacement satellite constellation prior to the Phase 2 Service Period	968	3,924
Advanced payments for the quarterly access fee, service-related operating and capital expenditures and other services	37,605	37,682
Advanced payments under the Infrastructure Prepayment (See Note 2: Special Purpose Entity)	708,593	708,593
Additional consideration associated with the Updated Services Agreements (2)	76,491	53,504
Other advanced payments associated with future performance obligations (3)	68,238	60,674
Contract asset (4)	(43,289)	(40,889)
Wholesale capacity contract liabilities, net	$875,241	$850,563

(1)Includes additional consideration associated with the below-market interest rate within the 2023 Funding Agreement (as defined in Note 6: Long-Term Debt and Other Financing Arrangements below). This consideration will be recognized over the estimated Phase 2 Service Period. Refer to Note 6: Long-Term Debt and Other Financing Arrangements for discussion of the payoff of the 2021 Funding Agreement during March 2026.
(2)Primarily represents additional consideration for the implied economic benefit to Globalstar for receiving payments in advance of service. This consideration primarily includes an estimate of the significant financing component totaling $71.7 million related primarily to the Infrastructure Prepayment. The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(3)Includes primarily: a) advanced service payments totaling $52.5 million pursuant to the Updated Services Agreements, which provide for a portion of annual service fees to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. These advanced payments will be recognized during the Extended MSS Network service period.
(4)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time and totaled $40.8 million as of March 31, 2026.

4. LEASES

The Company has operating and finance leases for facilities and equipment around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment. Overall, finance leases are not significant to the Company and are not included in the disclosures below.

The following tables disclose the components of the Company’s operating leases (in thousands):

	As of:
	March 31, 2026	December 31, 2025
Operating leases:
Right-of-use asset, net	$67,005	$66,698

Short-term lease liability (recorded in accrued expenses)	8,948	7,998
Long-term lease liability	54,315	54,549
Total operating lease liabilities	$63,263	$62,547

During the first quarter of 2026, the Company modified existing leases in connection with the expansion underway pursuant to the Updated Services Agreements. For certain gateway locations, the Company has extended the lease term and/or expanded the leased footprint.

Lease Cost

The components of lease cost are reflected in the table below (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025

Operating lease cost (1)	$2,454	$1,652
Short-term lease cost	56	82
Total lease cost	$2,510	$1,734

(1) Includes sublease income.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for operating leases:

	As of:
	March 31, 2026	December 31, 2025

Weighted-average lease term	15.9 years	15.7 years
Weighted-average discount rate	8.1%	8.3%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,910	$1,667

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of March 31, 2026 (in thousands):

Operating Leases

2026 (remaining)	$11,110
2027	9,055
2028	8,528
2029	6,426
2030	6,030
Thereafter	68,144
Total lease payments	$109,293
Imputed interest	(46,030)
Discounted lease liability	$63,263

In connection with the Extended MSS Network, the Company will likely enter into additional operating leases in the future, the amount and timing of which are unknown and excluded from the table above.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	March 31, 2026	December 31, 2025
Globalstar System:
Space component	$1,078,191	$1,078,242
Ground component	107,459	107,536
Construction in progress:
Space component	1,111,723	998,215
Ground component	114,643	90,132
Other	10,244	8,694
Total Globalstar System	2,422,260	2,282,819
Internally developed and purchased software	26,337	26,033
Equipment	21,624	20,649
Land and buildings	3,909	3,845
Leasehold improvements	2,453	2,458
Total property and equipment	2,476,583	2,335,804
Accumulated depreciation	(1,047,880)	(1,030,346)
Total property and equipment, net	$1,428,703	$1,305,458

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

As of March 31, 2026, in connection with the construction and launch preparation of the replacement satellites, the Company has incurred $299.4 million and $91.8 million in capital expenditures for milestones completed under the related agreements with MDA Space and SpaceX, respectively. The replacement satellites will be placed into service after their launch, which for the first set is scheduled for May 2026, and begin depreciating once they are operational. As of March 31, 2026, in connection with the construction and launch preparation of the third-generation satellites to support the Extended MSS Network, the Company has incurred $495.8 million and $92.2 million for milestones completed under the related agreements with MDA Space and SpaceX, respectively. The costs related to the replacement and third-generation satellites, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

In connection with the Extended MSS Network, the Company has procured ground equipment and other network assets to upgrade existing and build new ground stations globally. The costs to support this effort, such as construction, equipment, personnel and capitalized interest, are reflected in the "ground component" of construction in progress in the table above.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	As of:
	March 31, 2026			December 31, 2025
	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$82,660	$304,285	$221,625	$86,045	$307,670
2023 Funding Agreement	182,147	(11,871)	170,276	182,147	(12,164)	169,983
2021 Funding Agreement	—	—	—	6,250	(115)	6,135
Total debt	$403,772	$70,789	$474,561	$410,022	$73,766	$483,788
Less: current portion	42,400	—	42,400	31,950	(115)	31,835
Long-term debt	$361,372	$70,789	$432,161	$378,072	$73,881	$451,953

The carrying value of debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of March 31, 2026, the current portion of long-term debt relates to the 2023 Funding Agreement; these amounts are expected to be paid under the Updated Services Agreements through service fee offsets from the Customer during the next twelve months. The Company's obligations under its debt agreements included in the table above are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries.

2024 Debt Repayment

As discussed in Note 2: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million (including $13.3 million of make whole premium payments, which were recorded to deferred revenue) for the Company to retire its outstanding 2023 13% Notes. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. These accrued fees are included in noncurrent liabilities on the Company's balance sheet and totaled $33.5 million as of March 31, 2026. As of March 31, 2026, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million.

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

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the "2023 Funding Agreement"), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA Space, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of replacement satellites purchased under such agreement. As of March 31, 2026, the outstanding principal balance under the 2023 Funding Agreement was $182.1 million.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer pursuant to the Service Agreements beginning in the third quarter of 2026 and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees was $27.3 million as of March 31, 2026, of which $12.4 million is included in "Accounts payable and accrued expenses" and $14.9 million is included in "Other non-current liabilities" on the Company's balance sheet.

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

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). This funding was repaid by offsetting against amounts payable as services were performed by the Company. The last recoupment was made in March 2026. The debt discount associated with the 2021 Funding Agreement was accreted to interest expense through the maturity date using the effective interest rate method. No interest accrued on amounts outstanding under the 2021 Funding Agreement. During the three months ended March 31, 2026, a total of $6.3 million was recouped pursuant to the terms of the 2021 Funding Agreement. As of March 31, 2026, the outstanding principal balance under the 2021 Funding Agreement was zero.

Series A Preferred Stock

In 2022, the Company issued 149,425 shares of its 7.0% Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the "Series A Preferred Stock") with a fair value of $105.3 million and total outstanding amount of $149.4 million. The shares of Series A Preferred Stock do not possess voting rights, other than with respect to certain matters specifically affecting the rights and obligations of the Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2026, the Company made dividend payments to the holders of the Series A Preferred Stock, which were approved by the Board totaling $2.6 million.

The Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock. The holders of the Series A Preferred stock have customary liquidation preferences.

Refer to Note 14: Subsequent Events for discussion of the Mergers, including the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

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

The terms of the 2024 Debt Repayment contain an interest reduction mechanism that is required to be bifurcated and was recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt premium that was added to the principal amount of the 2024 Debt Repayment. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuate based on projected cash flows, the derivative value is adjusted. When project milestones (as amended in April 2026) are achieved, the Company removes associated future cash flows from the total interest savings projections used to fair value the embedded derivative. The majority of the present value of the cash flows removed from the derivative asset is recorded as a debt discount, while the remaining portion relieves the balance of accrued interest associated with that milestone on the Company's consolidated balance sheet.

As of March 31, 2026 and December 31, 2025, the Company recorded the fair value of the embedded derivative, totaling $111.9 million and $114.5 million, respectively. The Company records a derivative gain or loss resulting from mark-to-market adjustments, which is reflected in "Derivative loss and other (expense) income" in the Company’s consolidated statement of operations.

See Note 8: Fair Value Measurements for further discussion.

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

Embedded Derivative within the 2024 Debt Repayment
The embedded derivative relating to the 2024 Debt Repayment is valued using a discounted cash flow model. The most significant input used in the fair value measurement was the discount yield, which was 6.79% and 6.05%, at March 31, 2026 and December 31, 2025, respectively. As the discount yield used in the valuation process increases, the fair value of the embedded derivative decreases. Similarly, as the length of time between the reporting date and the start date of the interest payments decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value.

The significant unobservable input that drives the cash flows used in the fair value measurement includes the estimated achievement of project milestones (as amended in April 2026). As the probability of reaching the relevant milestones increases, the fair value of the embedded derivative would also increase.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
Balance at beginning of period	$114,461	$108,799
Issuance of embedded derivative within the 2024 Debt Repayment	—	2,480
Settlement of a portion of the derivative asset for project milestone achieved	—	(11,337)
Unrealized (loss) gain, included in derivative and other	(2,602)	14,519
Balance at end of period	$111,859	$114,461
Fair Value of Debt Instruments and Other Financing Arrangements

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

9. COMMITMENTS AND CONTINGENCIES

Updated Services Agreements

The Updated Services Agreements set forth the primary terms for the Company to provide expanded services to the Customer and incur costs related to the Extended MSS Network, which primarily relate to the construction of new gateways and the upgrade of existing gateways as well as new satellite construction and launch services, including both the replacement satellites related to the Phase 2 Services Period and the third-generation satellites related to the Extended MSS Network. The Updated Services Agreements have an indefinite term but are terminable by the Customer at any time upon advance notice or a force majeure event, or by either party upon the occurrence of certain events of default. The Updated Services Agreements obligate the Company to comply with various commitments.

Refer to Note 14: Subsequent Events for discussion of the Mergers and the related amendments to certain arrangements with the Customer, including the SOW Amendment.

Satellite Procurement Agreements

In February 2022, the Company entered into a satellite procurement agreement with MDA Space pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) to replace its HIBLEO-4 U.S.-licensed system with an amended contract price of $329.3 million for 17 of the replacement satellites. In addition, MDA Space provided a satellite operations control center for $5.0 million as well as other equipment for $4.2 million. The projected delivery dates were later than the dates specified in the satellite procurement agreement. The Company is contractually entitled to receive liquidated damages from MDA Space based upon the terms of the satellite procurement agreement due to MDA Space's failure to meet delivery milestones and the parties are discussing this matter. Any damages would reduce amounts owed to MDA Space when realized or realizable. The first set of replacement satellites was delivered in April 2026 and is scheduled to be launched in May 2026. The second batch of replacement satellites is scheduled for delivery later in 2026.

In February 2025, the Company entered into another agreement with MDA Space pursuant to which the Company will acquire more than 50 third-generation satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreements

In each of August 2023 and June 2025, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the "Launch Services Agreements"), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. As a result of the delivery delays of the replacement satellites (discussed above), the Company and SpaceX established an updated launch window of May 2026 for the first set of replacement satellites. The launch window of the second set of replacement satellites has not been adjusted.

In October 2024, the Company entered into a separate agreement with SpaceX for the launch of the third-generation satellites related to the Extended MSS Network.

Expanded Ground Infrastructure

The Company has ground infrastructure purchase commitments with its third party antenna and other equipment manufacturers to support the Extended MSS Network. Outstanding purchase commitments to support the Extended MSS Network ground infrastructure as of March 31, 2026 were approximately $158.0 million.

Funding for Phase 2 Service Period Asset Procurement

Under the Service Agreements, subject to certain terms and conditions, the Company expects to receive payments equal to 95% of the approved capital expenditures under the satellite procurement agreement for the replacement satellites, launch services agreements for such replacement satellites and other ancillary equipment and launch costs (to be paid on a straight-line basis over the 12-year design life of such replacement satellites) beginning with the commencement of the Phase 2 Service Period.

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 2: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network. As of March 31, 2026, the Company incurred $0.7 billion of the $2.0 billion projected spend for the Extended MSS Network. The Company will continue to incur these costs until the assets are placed into service.

10. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Board are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to arm's length transactions were $0.2 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: (i) non-cash expenses, such as stock compensation costs, and (ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Refer to Note 14: Subsequent Events for discussion of the Mergers and the related agreements with Thermo, including, but not limited to, Thermo's approval of the Merger Agreement, the Support Agreement (as defined in Note 14: Subsequent Events) and the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers, as well as the treatment of the warrants held by Thermo immediately prior to the consummation of the Mergers.

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2026 lease payments will total $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the three months ended March 31, 2026 and 2025, the Company incurred lease expense of $0.4 million under this lease agreement.

Series A Preferred Stock

Thermo owns $136.7 million of the Series A Preferred Stock, based upon the shares' liquidation preference. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the three months ended March 31, 2026, the Company made dividend payments to Thermo, which were approved by the Board, totaling $2.4 million. Refer to Note 14: Subsequent Events for discussion of the Mergers and the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

Service Agreements

In connection with the Service Agreements, the Customer and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to the Customer before transferring them to any other person, other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the launch of Services in November 2022. The Customer waived its rights under the lock-up and right of first offer agreement in connection with the Company's entry into the Merger Agreement. Refer to Note 14: Subsequent Events for more information about the Merger Agreement.

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

In connection with the execution of the Merger Agreement, the Company, the Customer and Thermo entered into an amendment to the Amended Thermo Guaranty, dated as of April 13, 2026 (the “Amendment to Thermo Guaranty”), pursuant to which the Amended Thermo Guaranty will be terminated on the date that the Assumed Prepayment Agreement entered into by Amazon and the Customer replaces the 2023 and 2024 Prepayment Agreements (each as defined in the Amendment to Thermo Guaranty), which shall be the closing date of the First Merger (as defined in the Merger Agreement), provided that Amazon has made the first required payment under the Assumed Prepayment Agreement to the Customer.

Refer to Note 14: Subsequent Events for discussion of the Mergers, the Amendment to the Thermo Guaranty and the related amendment to the warrants issued to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers.

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

Agreements with XCOM Labs, Inc.

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("XCOM") and is the controlling stockholder of XCOM. In connection with the entry into the Company's former Intellectual Property License Agreement with XCOM (the "License Agreement"), Globalstar issued to XCOM shares of Globalstar common stock for the transaction. Of the consideration paid for the License Agreement, additional shares were issued to Dr. Jacobs. In January 2026, the Company exercised its option to purchase certain intellectual property assets pursuant to the License Agreement, which terminated such agreement.

Certain general and administrative expenses are incurred by Virewirx, Inc. on behalf of the Company. These expenses include costs incurred by Virewirx, Inc. on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Virewirx, Inc. or upon allocated employee time.

Payables to Virewirx, Inc. related to arm's length transactions were less than $0.1 million as of December 31, 2025; no amounts were outstanding as of March 31, 2026.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement and the SSA.

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss	$(17,420)	$(17,331)
Effect of Series A Preferred Stock dividends	(2,615)	(2,615)
Net loss attributable to common shareholders	$(20,035)	$(19,946)

Denominator:
Weighted average shares outstanding - basic and diluted	128,417	126,476

Net loss per common share:
Basic	$(0.16)	$(0.16)
Diluted	$(0.16)	$(0.16)

For each of the three months ended March 31, 2026 and 2025, 2.9 million and 1.4 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. Included in these shares for all periods presented is a portion of (i) the outstanding equity awards under the Company's 2006 Equity Incentive Plan, and (ii) the 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Service Agreements in 2022 based on the treasury stock method. Additionally, Thermo holds a right to purchase 0.3 million shares of common stock pursuant to the warrant issued for its guarantee of the 2023 Funding Agreement. For the first quarter of 2026, a portion of these shares were included in potentially dilutive shares based on the treasury stock method; for the first quarter of 2025, none of these shares are included in the potentially dilutive securities because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

Excluded from the amounts above are an additional 0.3 million shares that may be purchased by Thermo pursuant to the warrant issued in connection with its guarantee of the 2023 Funding Agreement; the right to purchase these shares vests only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. Also excluded are unvested performance-based restricted stock units ("PSUs") that are subject to market and performance conditions as the condition for achievement was not met. The total unvested PSUs as of March 31, 2026 totaled 1.6 million shares.

Refer to Note 14: Subsequent Events for discussion of the Mergers and the related amendments to the warrants issued to the Customer and to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers.

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

13. INCOME TAXES

The change in the Company’s effective tax rate when comparing the three months ended March 31, 2026 to the same period in 2025 was driven by a lower estimated annual effective tax rate in the current year, which reduced the proportional impact of state current tax expense and uncertain tax position expense relative to the prior year period. In both periods, tax expense is being driven primarily by state current tax on forecasted taxable income and the state tax impacts of uncertain tax positions in the United States.

The Company monitors the realizability of its deferred tax assets considering all relevant factors at each reporting period. As of March 31, 2026, based on the relevant weight of positive and negative evidence, including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods, the Company maintains a valuation allowance on the majority of its federal, state and foreign deferred tax assets.

14. SUBSEQUENT EVENTS

Pending Mergers

On April 13, 2026, the Company entered into the Merger Agreement with the Buyer Parties pursuant to which, and subject to the terms and conditions of the Merger Agreement, the Buyer Parties have agreed to acquire the Company.

The Company’s standing Strategic Review Committee (the "SRC"), a subcommittee of independent and disinterested members of the SRC, and the Board each unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers. Following the execution of the Merger Agreement, Thermo, who collectively holds approximately 57.6% of the issued and outstanding shares of the Company’s common stock, executed and delivered to the Company a written consent (the “Written Consent”) adopting the Merger Agreement and approving the transactions contemplated thereby, including the Mergers. The delivery of the Written Consent constitutes all required approvals of the Company’s stockholders under the Company’s organizational documents, Delaware law and the Merger Agreement necessary to consummate the Mergers, and no further approval of the Company’s stockholders is required or will be sought.

Merger Consideration

Pursuant to the terms in the Merger Agreement, each share of the Company’s common stock issued and outstanding at the effective time of the First Merger (including shares of the Company's common stock issued upon the automatic cashless exercise of warrants but excluding shares of Company common stock that are owned by the Company or any of its subsidiaries or the Buyer Parties or any of their respective wholly owned subsidiaries (such shares, the “Canceled Shares”)) will be converted into the right to receive, at the election of the holder, subject to the terms, conditions and procedures set forth in the Merger Agreement, either (i) cash in an amount equal to $90 per share (subject to a potential downward adjustment, as explained below) (the “Cash Consideration”) or (ii) a number of validly issued, fully paid and nonassessable shares of Amazon’s common stock equal to the exchange ratio (as determined in accordance with the Merger Agreement, which is subject to a potential downward adjustment, as explained below) with cash in lieu of fractional shares (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). If a holder does not make an election, such holder will receive the Stock Consideration. Elections to receive the Cash Consideration are subject to an automatic proration adjustment such that the maximum number of shares of the Company’s outstanding common stock eligible to be converted into the right to receive the Cash Consideration pursuant to the Merger Agreement is equal to 40% of the aggregate number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger (other than Canceled Shares), and any excess number of Company common stock with respect to which elections have been made to receive the Cash Consideration will be automatically converted into the right to receive the Stock Consideration on a pro rata basis. The aggregate Merger Consideration is also subject to a potential downward adjustment capped at a maximum of $110 million in the event the Company does not achieve certain amended operational milestones prior to closing, based on the Company's agreements with the Customer, as amended in the manner described below.

Warrants; Preferred Stock

The Company's outstanding warrants include the warrants issued to the Customer that are exercisable in accordance with the Updated Services Agreements and to Thermo in connection with its guarantee of the 2023 Funding Agreement. In connection with the entry into Merger Agreement, the Company also agreed to amend the warrants issued to the Customer and Thermo to provide that, immediately prior to the effective time of the First Merger, each outstanding warrant held by the Customer and by Thermo that is vested and unexercised will be automatically exercised on a cashless basis and the shares of the Company’s common stock issued as a result of such exercise will be converted into the right to receive the Merger Consideration, as described above. In addition, pursuant to the amendment of the warrants issued to the Customer, Customer has the right (but not obligation) to exercise its warrants on a cashless basis prior to or at 5:00 p.m. (New York City time) on the date that is five (5) business days prior to the anticipated closing date of the Mergers.

Immediately following the effective time of the First Merger, each share of the Company's Series A Preferred Stock outstanding will be converted into the right to receive a liquidating distribution in the initial amount of the liquidation preference of $1,000 per share in cash, as increased by accrued dividends. Following this liquidating distribution, the Series A Preferred Stock will no longer be outstanding and the rights of the holders thereof will terminate.

Conditions to Closing and Other Terms of the Merger Agreement

The consummation of the Mergers is subject to certain closing conditions set forth in the Merger Agreement, including, but not limited to: (a) the receipt of stockholder approval (which has been satisfied through the delivery of the Written Consent as described above), (b) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the clearance or approval under certain specified antitrust, foreign investment, and satellite and telecommunications laws, (c) the absence of any law or order that prevents, makes illegal or enjoins the consummation of the Mergers, (d) the lapse of at least twenty (20) calendar days since the Company’s mailing to the Company’s stockholders of an information statement concerning the Mergers, the Written Consent and the other transactions contemplated by the Merger Agreement, (e) the effectiveness under the Securities Act of 1933, as amended, of the registration statement on Form S-4 to be filed by Amazon, in which the Company’s information statement will be included as a prospectus, (f) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each, as defined in the Merger Agreement) and (g) the achievement by the Company of certain HIBLEO-4 satellite milestones.

The Company also made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the consummation of the Mergers.

Termination and Termination Fees

The Merger Agreement contains customary termination rights for the Company and Amazon. The Merger Agreement may be terminated by either party if the Mergers are not consummated by April 13, 2027, which date may be extended to October 13, 2027 and again to April 13, 2028 if, as of such date, certain conditions related to regulatory approvals or, with respect to the first extension, satellite milestones, have not been satisfied or waived.

Upon termination of the Merger Agreement under certain circumstances, the Company will be required to pay Amazon a termination fee of approximately $419.8 million, including if (a) the Merger Agreement is terminated by Amazon as a result of a breach of the Merger Agreement by the Company, (b) prior to such termination, a bona fide alternative acquisition proposal has been made and (c) within twelve months after the date of such termination, the Company enters into or consummates an alternative acquisition transaction. Amazon will be required to pay the Company a termination fee of approximately $592.1 million under certain circumstances, including if the Merger Agreement is terminated because certain required regulatory approvals have not been obtained.

Certain Agreements with the Customer

•Globalstar SPE: Following the closing of the Mergers, Acquisition Sub II will acquire all of the Customer Class B Units in Globalstar Licensee LLC.
•Amendment to 2024 Prepayment Agreement: On April 13, 2026, the Company and Customer entered into an amendment to the 2024 Prepayment Agreement, pursuant to which the parties increased the maximum amount of the High Power Infrastructure Prepayment Balance (as defined in the 2024 Prepayment Agreement) by approximately $468 million to an aggregate maximum amount of approximately $1.58 billion.
•Amendment to Statement of Work: On April 13, 2026, in connection with the entry into the Merger Agreement, the Company and the Customer amended their November 5, 2024 Statement of Work (the "SOW"), pursuant to which the parties amended certain service milestones under the SOW.
•Amendment to Thermo Guaranty: In connection with the execution of the Merger Agreement, the Company, the Customer and Thermo entered into the Amendment to Thermo Guaranty, pursuant to which the Amended Thermo Guaranty is amended so as to terminate on the date that the Assumed Prepayment Agreement entered into by Amazon and the Customer replaces the 2023 and 2024 Prepayment Agreements, which shall be the closing date of the First Merger, provided that Amazon has made the first required payment under the Assumed Prepayment Agreement to the Customer.

For further discussion on the agreements referenced above, specifically those associated with the Updated Services Agreements, refer to Note 2: Special Purpose Entity, Note 6: Long-Term Debt and Other Financing Arrangements and Note 9: Commitments and Contingencies. For further discussion on the Company's agreements with Thermo, refer to Note 10: Related Party Transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and applicable notes thereto included in Part I, Item 1 of this Report, together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2025 Annual Report. The following information contains forward-looking statements, which are not guarantees of future performance and are not necessarily indicative of future results and are subject to risks and uncertainties, including the risk factors set forth in Part I, Item 1A of our 2025 Annual Report, as updated in Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, our actual results may differ from those express or implied by the forward-looking statements. See "Cautionary Statement About Forward-Looking Statements" at the beginning of this Report for further information.

Overview

Mobile Satellite Services Business

Through its global satellite network, Globalstar, Inc. ("we", "us" or the "Company") provides Mobile Satellite Services ("MSS"), including voice and data communications services to retail, business and governmental customers as well as wholesale satellite capacity services. We offer these services over our network of in-orbit satellites and ground stations ("gateways") pursuant to our spectrum licenses, which we refer to collectively as the Globalstar System. In addition to supporting Internet of Things ("IoT") data transmissions in a variety of applications, we provide reliable connectivity in areas not served or underserved by terrestrial wireless and wireline networks and in circumstances where terrestrial networks are not operational due to natural or man-made disasters. By providing global mobile satellite communications services, we aim to meet our customers' increasing desire for connectivity.

Pending Mergers with Amazon.com, Inc.

On April 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amazon.com, Inc., a Delaware corporation (“Amazon”), Grapefruit Acquisition Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Amazon (“Acquisition Sub I”), and Grapefruit Acquisition Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Amazon (“Acquisition Sub II” and, together with Amazon and Acquisition Sub I, the “Buyer Parties”), pursuant to which and subject to the terms and conditions of the Merger Agreement, the Buyer Parties have agreed to acquire us (the "Mergers"). The Mergers are expected to close in 2027, subject to satisfaction of certain closing conditions in the Merger Agreement, including required regulatory approvals; however, no assurance can be given as to when, or if, the Mergers will occur. Refer to Note 14: Subsequent Events to our consolidated financial statements for further discussion on the Mergers.

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

We provide certain services to Apple Inc. (the "Customer") pursuant to a service agreement and certain related ancillary agreements (collectively, the "Service Agreements"). In October 2024, we agreed to make certain amendments to the Service Agreements and entered into other related agreements with the Customer (the Service Agreements, as amended, collectively, the "Updated Services Agreements") to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (collectively the "Extended MSS Network"). The Updated Services Agreements generally require us to allocate network capacity to support the services we provide to the Customer and for the Customer to enable Band 53/n53 for use in cellular-enabled devices designated by the Customer for use with our services. For additional information about the Updated Services Agreements, including the recent SOW Amendment, see Note 2: Special Purpose Entity and Note 14: Subsequent Events to our condensed consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, the Customer under the Updated Services Agreements was responsible for 66% and 61%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer may have an adverse impact on our financial condition, results of operations and cash flows.

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

As of March 31, 2026, we had approximately 797,000 MSS subscribers worldwide. Our subscriber count only includes our MSS subscribers who have an active Globalstar contract. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephone and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

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

Terrestrial Spectrum and Network Solutions

We are authorized to provide terrestrial broadband services over 11.5 MHz of our licensed MSS spectrum at 2483.5 to 2495 MHz (S-Band) throughout the United States and its territories. The Third Generation Partnership Project ("3GPP"), an organization that produces technical specifications and reports for 3GPP technologies, has designated the 11.5 MHz terrestrial band as Band 53 with the 5G variant of our Band 53, known as n53 (collectively "Band 53/n53").

We have terrestrial licenses in 12 countries, resulting in approximately 12.0 billion MHz-POPs (megahertz of our terrestrial spectrum authority in each country multiplied by a total population of approximately 967 million over the covered area) as of March 31, 2026. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly "borderless" spectrum working across geographies. We believe our portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhanced the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

In January 2026, we exercised our right under the Intellectual Property License Agreement (the "License Agreement") with XCOM Labs, Inc. (now known as Virewirx, Inc.) ("XCOM") to purchase intellectual property assets relating to the development and commercialization of XCOM’s technologies for wireless spectrum innovations, including XCOM RAN systems, which is XCOM’s commercially available coordinated multi-point radio system. XCOM RAN systems deliver substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also now own XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. Certain former XCOM employees, who developed these technologies are employed by Globalstar and continuing to further commercialize the technology. We believe bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology creates a significant opportunity to deliver private networks for mission-critical needs of customers.

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA Space") pursuant to which we expect to acquire 17 satellites to replace our HIBLEO-4 U.S.-licensed system. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau granted our application to replace our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under a renewed 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The first set of replacement satellites was delivered in April 2026 and we currently expect the second set to be delivered in mid-2026. These replacement satellites are expected to complement our existing second-generation constellation to ensure continuous service delivery. In February 2025, we entered into another agreement with MDA Space pursuant to which we expect to acquire more than 50 third-generation C-3 System (defined below) satellites related to the Extended MSS Network.

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. ("SpaceX") and certain related ancillary agreements (collectively, the "Launch Services Agreements"), providing for two launches of the replacement satellites that we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. We currently expect to complete both launches during 2026, with the launch of the first set of replacement satellites scheduled for May 2026 and the launch of the second set of replacement satellites expected to occur during the second half of 2026. In October 2024, we entered into agreements with SpaceX for the launch of the new C-3 System third-generation satellites to support the Extended MSS Network.

Our satellites communicate with our global network of gateways, each of which serves an area of up to 1,000,000 square miles. Each gateway consists of multiple 6-meter tracking antennas, spaced at least 50 meters apart with associated electronics and other infrastructure. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We locate our gateways to maximize coverage over most of the Earth's land and human population and provide redundancy in the unlikely event that a tracking antenna or gateway is offline for any reason. We continue to evaluate and, as deemed necessary, expand our global network of gateways to meet market demand and optimize coverage and service quality. We have announced plans to expand our ground networks to support the Extended MSS Network with construction underway at critical sites around the globe. We continue to progress our infrastructure expansion with construction underway at most sites around the globe, including certain sites in North America, Asia and Europe where construction is complete. This global expansion initiative is expected to include approximately 90 new antennas across 35 ground stations in 25 countries.

Each of our gateways has multiple antennas that communicate with our satellites and pass communications seamlessly between antenna beams and satellites as the satellites traverse the gateways, thereby reflecting the signals from our users' terminals to our gateways. Once a satellite acquires a signal from an end-user, the Globalstar System authenticates the user and establishes the voice or data channel to complete the call to a device connected to the public switched telephone network ("PSTN"), a cellular or another wireless network or the internet for data communications including Commercial IoT communication services.

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

Comparison of the Results of Operations for the three months ended March 31, 2026 and 2025

Revenue

Our revenue is categorized as service revenue and subscriber equipment sales. Service revenue is generated by the MSS services we provide to customers using the Globalstar System. Subscriber equipment sales are generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the three months ended March 31, 2026, total revenue increased 17% to $70.1 million from $60.0 million for the same period in 2025. The increase in revenue for the three months ended March 31, 2026 resulted primarily from higher wholesale capacity services. See below for a discussion of the main fluctuations in revenue.

The following table sets forth amounts and percentages of our revenue by type of service for customers using the Globalstar System (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Revenue	% of Total Revenue		Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$46,267	66%		$36,709	61%
Subscriber services
Commercial IoT	7,450	11		6,580	11
SPOT	8,655	12		9,371	16
Duplex	2,576	4		3,452	6
Government and other services	1,753	3		955	1
Total service revenue	$66,701	96%	(1)	$57,067	95%	(1)

(1)The remaining 4% and 5% of our total revenue for the three months ended March 31, 2026 and 2025, respectively, is attributable to subscriber equipment sales from the sale of MSS devices that work over the Globalstar System.

The following table sets forth our average number of subscribers and ARPU by type of subscriber services revenue:

	Three Months Ended March 31,
	2026	2025
Average number of subscribers for the period:
Commercial IoT	565,844	523,349
SPOT	211,115	229,512
Duplex	16,786	23,189
Other	204	249
Total	793,949	776,299

ARPU (monthly):
Commercial IoT	$4.39	$4.19
SPOT	13.67	13.61
Duplex	51.15	49.62

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

Service Revenue

Wholesale capacity services revenue increased 26% for the three months ended March 31, 2026, compared to the same period in 2025. Wholesale capacity services revenue reflects revenue from the Customer under the Updated Services Agreements. The majority of the increase during the first quarter of 2026 related to the timing and amount of service fees associated with the reimbursement of network-related costs.

Commercial IoT service revenue increased 13% for the three months ended March 31, 2026, compared to the same period in 2025. Average subscribers increased 8% for the three months ended March 31, 2026, compared to the same period in 2025, due to higher subscriber activations on a last twelve month basis. We also expect activations to continue to increase in 2026 due to commercial sales of our recently-launched two-way reference design module.

SPOT service revenue decreased $0.7 million for the three months ended March 31, 2026, compared to the same period in 2025, due to fewer subscribers. The decline in average subscribers is due to continued competitive pressure; however, product engineering efforts are underway to develop a new consumer SPOT device, which we believe could potentially increase demand for such services from our subscribers.

Duplex service revenue decreased $0.9 million for the three months ended March 31, 2026, compared to the same period in 2025 due to fewer average subscribers resulting from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue.

Government and other services revenue increased 84% for the three months ended March 31, 2026, compared to the same period in 2025. Government and other services revenue includes fees earned from various governmental service contracts as well as services associated with XCOM RAN sales. We have a network services agreement with Parsons Corporation, a leading technology provider in the national security and global infrastructure markets, to utilize our satellite network for a mission critical service for government applications. Revenue associated with this agreement increased during the third quarter of 2025 as we moved from the proof of concept phase into the first year of services provided under the agreement. The increase in government and other services revenue during the first quarter of 2026 compared to the same period in 2025 was primarily due to revenue associated with the contract with Parsons.

Subscriber Equipment Sales

Revenue generated from subscriber equipment sales increased $0.4 million for the three months ended March 31, 2026, compared to the same period in 2025 due to increase in volume of both SPOT and Commercial IoT device sales.

Operating Expenses

Total operating expenses decreased to $61.9 million from $68.5 million for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was primarily due to a noncash loss on disposal of assets recorded during the first quarter of 2025 that did not recur in 2026. The main contributors to the variances in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $4.8 million for the three months ended March 31, 2026 compared to the same period in 2025. We continue to incur higher network operating costs relating to our new and upgraded global ground infrastructure and network-related personnel. In connection with services provided under the Updated Services Agreements, a substantial portion of these costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. For the three months ended March 31, 2026, personnel costs that support the Globalstar System increased $1.7 million. Ground network costs, such as occupancy and maintenance charges increased $1.2 million for the three months ended March 31, 2026 compared to the same period in 2025.

Cost of services also increased during the first quarter of 2026 compared to the same period in 2025 due to nonrecurring Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") tax credit received in the prior year's first quarter totaling $1.4 million.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased 21% for the three months ended March 31, 2026 compared to the same period in 2025. This increase is generally consistent with the increase in revenue generated from subscriber equipment sales during the period.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $3.2 million for the three months ended March 31, 2026, compared to the same period in 2025. This increase was due to higher personnel costs as well as higher legal and professional fees. Personnel costs increased $1.2 million primarily due to additional fringe costs for employee taxes associated with nonrecurring equity vestings during the first quarter of 2026. Legal and professional fees increased $1.4 million during the three months ended March 31, 2026 compared to the same period in 2025 due primarily to transaction costs related to the Mergers, totaling $3.2 million; these costs were partially offset by nonrecurring costs associated with the Globalstar SPE that were incurred during the first quarter of 2025.

Marketing, general and administrative expenses also increased during the first quarter of 2026 compared to the same period in 2025 due to nonrecurring CARES Act tax credit received in the prior year totaling $0.6 million.

Stock-Based Compensation

Stock-based compensation expense decreased $4.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in 2023. During 2023, we granted 3.0 million RSUs, which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the RSUs was $39.5 million and is being recognized over the derived service period of 2.6 years; with 17%, 59%, 23% and 1% of the compensation cost for these RSUs being recognized during 2023, 2024, 2025 and 2026, respectively. This award will be fully recognized by the end of the second quarter of 2026.

Reduction in Value and Loss on Disposal of Assets

During the first quarter of 2025, we recorded a loss on disposal of assets totaling $7.0 million, which is the net book value of one of our second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable. Based on our recent and historical testing, we currently believe that our constellation of other second-generation satellites will generally operate free of similar anomalies during their projected remaining useful lives. Similar activity did not occur at this level during 2026.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense decreased $3.9 million for the three months ended March 31, 2026, compared to the same period in 2025. During the years 2010 through 2013, we launched our second-generation satellites. The estimated useful lives of these satellites is 15 years; accordingly, during the past twelve months, several of these satellites were fully depreciated, resulting in a decrease in depreciation expense during the first quarter of 2026.

Other (Expense) Income

Interest Income and Expense

Interest income and expense, net, increased $11.9 million during the three months ended March 31, 2026, compared to the same period in 2025.

Interest costs associated with the Infrastructure Prepayment increased $14.5 million, representing a non-cash significant financing component in accordance with ASC 606. Capitalized interest costs were higher by $1.9 million due in part to the fluctuation in interest costs eligible for capitalization, which decreased "interest income and expense, net". Other smaller items contributed to the remaining variance for the period.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency losses of $1.6 million during the three months ended March 31, 2026, compared to foreign currency gains of $4.1 million and during the three months ended March 31, 2025. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Derivative Gain (Loss) and Other Income (Expense)

During the first quarter of 2026, derivative gain (loss) and other income (expense) fluctuated by $2.1 million to a loss of $2.6 million 2026 from a loss of $0.4 million for the same period in 2025. Derivative gains and losses primarily include the mark-to-market adjustments associated with the embedded derivative within the 2024 Debt Repayment. The fluctuation in the value of this embedded derivative is due to certain significant inputs used in the fair value measurement, specifically the discount yield and the estimated achievement of project milestones (as amended in April 2026). As the discount yield used in the valuation process increases, the fair value of the embedded derivative decreases. Similarly, as the length of time between the reporting date and the start date of the interest payments decreases, the present value of the projected interest savings increases, resulting in a higher derivative asset value. Also, as the probability of reaching the relevant milestones increases, the fair value of the embedded derivative also increases.

Income Tax Expense

Income tax expense decreased $3.0 million during the three months ended March 31, 2026, compared to the same periods in 2025. In both periods, tax expense is being driven by state current tax on forecasted taxable income and the state tax impacts of uncertain tax positions in the United States. The decrease in tax expense is primarily attributable to a lower estimated annual effective tax rate in the current year, which reduces the proportional impact of state current tax expense and uncertain tax position expense relative to the prior year period.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity include cash on hand, cash flows from operations and proceeds from the 2023 Funding Agreement and Infrastructure Prepayment. We expect these liquidity sources to meet our short-term and long-term liquidity needs for funding our operating costs, capital expenditures, including related to the Extended MSS Network and other growth opportunities, and financing obligations, including scheduled recoupments under the 2023 Funding Agreement and 2024 Debt Repayment as well as dividends on our Series A Preferred Stock. In addition, we have issued warrants to the Customer that are exercisable in accordance with the Updated Services Agreements and to Thermo in connection with its guarantee of the 2023 Funding Agreement. These warrants would become a source of liquidity if exercised.

As of March 31, 2026 and December 31, 2025, we held cash and cash equivalents of $358.4 million and $447.5 million, respectively. The decrease in cash and cash equivalents during the first quarter of 2026 was due primarily to capital expenditures associated with our commitments under the Updated Services Agreements, including network expansion and upgrades, and the timing of proceeds under the Infrastructure Prepayment and the 2023 Funding Agreement. No funds were received under these agreements during the first quarter of 2026.

The principal amount of our debt outstanding was $403.8 million at March 31, 2026, compared to $410.0 million at December 31, 2025. This decrease was due to the final scheduled recoupment of $6.3 million under the 2021 Funding Agreement.

Refer to Note 14: Subsequent Events to our consolidated financial statements for discussion of the Mergers and (i) the related amendment to the 2024 Prepayment Agreement, (ii) related amendments to the warrants issued to the Customer and to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers, and (iii) the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

Cash Flows for the three months ended March 31, 2026 and 2025

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$35,227	$51,864
Net cash used in investing activities	(116,425)	(190,582)
Net cash used in financing activities	(8,036)	(11,406)
Effect of exchange rate changes on cash and cash equivalents	211	371
Net decrease in cash and cash equivalents	$(89,023)	$(149,753)

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

Net cash provided by operating activities during the three months ended March 31, 2026 was $35.2 million, compared to net cash provided by operating activities of $51.9 million during the same period in 2025. Unfavorable working capital changes, specifically resulting from the timing of cash receipts pursuant to the Updated Services Agreements, contributed to the decrease in cash flows provided by operating activities. During the first quarter of 2026, $7.5 million in accelerated fees were paid to us pursuant to the Updated Services Agreement compared to $22.5 million paid during the first quarter of 2025. Other unfavorable working capital changes were generally offset by higher net income, after adjusting for noncash items.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $116.4 million for the three months ended March 31, 2026, compared to $190.6 million for the same period in 2025. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements. The decrease during the first quarter of 2026 was due primarily to the timing of milestone payments made to MDA Space and SpaceX.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $8.0 million during the three month period ended March 31, 2026, compared to $11.4 million for the same period in 2025. During both periods, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement and paid cash dividends to holders of the Series A Preferred Stock. The final scheduled recoupment pursuant to the terms of the 2021 Funding Agreement was made in March 2026.

Indebtedness and Other Financing Arrangements

At March 31, 2026, the principal amount of our debt totaled $403.8 million, which accrues fees at a weighted average stated rate up to 9%.

At March 31, 2026, our deferred revenue, net, totaled $891.7 million, of which the majority is expected to be earned over a period in excess of five years as we perform services under the Updated Services Agreements.

For more information regarding our 2024 Debt Repayment, 2023 Funding Agreement, Infrastructure Prepayment and dividends paid to holders of the Series A Preferred Stock, see Note 6: Long-Term Debt and Other Financing Arrangements and Note 2: Special Purpose Entity to our condensed consolidated financial statements. For more information regarding the amendments to certain of these agreements in connection with the Mergers, refer to Note 14: Subsequent Events to our consolidated financial statements.

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

Critical Accounting Policies and Estimates

There have been no material changes in our Critical Accounting Policies and Estimates from the information provided in the "Critical Accounting Policies and Estimates" section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risk during the quarter ended March 31, 2026. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") as of March 31, 2026, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the three months ended March 31, 2026.

(b) Changes in internal control over financial reporting.

As of March 31, 2026, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report.

Failure to complete the Mergers could negatively affect the Company's stock price and future business and financial results.

If the Mergers are not completed for any reason, the Company's ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Mergers, the Company could be subject to a number of negative consequences, including the following:

•the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;
•the Company may experience negative reactions from its customers and suppliers;
•the Company may experience negative reactions from its employees and may not be able to retain key management personnel and other key employees;
•the Company will have incurred, and will continue to incur, significant non-recurring costs in connection with the Mergers that it may be unable to recover;
•the Company could owe a termination fee of approximately $420 million to Amazon under certain circumstances;
•covenants in the Merger Agreement restricting the conduct of the Company's business prior to completion of the Mergers (the waiver of which is subject to the consent of Amazon, not to be unreasonably withheld, conditioned or delayed), may prevent the Company from making certain acquisitions or capital expenditures, entering into new material agreements or otherwise pursuing business opportunities during the pendency of the Mergers which could otherwise have been beneficial to the Company; and
•matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by the Company's management, which could otherwise have been devoted to day-to-day operations and other opportunities that may be beneficial to the Company as an independent company.

In addition, the Company could be subject to litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement. If the Mergers are not completed, any of these risks may materialize and may adversely affect the Company's businesses, financial condition, financial results and stock price.

The Mergers are subject to the expiration of applicable waiting periods and the receipt of approvals, consents or clearances from certain regulatory authorities. Such authorities may impose conditions that could adversely affect the Company prior to completion of the Mergers. Failure to obtain these approvals, consents or clearances could prevent completion of the Mergers.

Before the Mergers may be completed, the waiting period (and any extensions thereof) applicable to the Mergers under the HSR Act must have expired or terminated and the clearances and approvals applicable to the Mergers under the antitrust, foreign direct investment, and satellite and telecommunications laws of certain jurisdictions must have been received. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities may impose or seek to impose requirements, limitations or costs or place restrictions on the conduct of the Company's business following the completion of the Mergers. Under the Merger Agreement, Amazon and Globalstar have agreed to use their reasonable best efforts to obtain such approvals, consents, and clearances, except that Amazon is not required to agree to certain remedies or restrictions to obtain such clearances. There can be no assurance that such conditions, terms, obligations or restrictions, if any, will not result in the delay or abandonment of the Mergers.

The completion of the Mergers is subject to various other closing conditions under the Merger Agreement.

Amazon’s obligation to complete the Mergers is subject to various other closing conditions set forth in the Merger Agreement, including but not limited to: (a) the receipt of stockholder approval (which has been satisfied through the delivery of the Written Consent as described above), (b) the expiration or termination of applicable waiting periods under the HSR Act and the clearance or approval under certain specified antitrust, foreign investment, and satellite and telecommunications laws, (c) the absence of any law or order that prevents, makes illegal or enjoins the consummation of the Mergers, (d) the lapse of at least twenty (20) calendar days since the Company’s mailing to the Company’s stockholders of an information statement concerning the Mergers, the Written Consent and the other transactions contemplated by the Merger Agreement, (e) the effectiveness under the Securities Act of 1933, as amended, of the registration statement on Form S-4 to be filed by Amazon, in which the Company’s information statement will be included as a prospectus, (f) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each, as defined in the Merger Agreement) and (g) the achievement of the Company of certain HIBLEO-4 satellite milestones. There can be no assurance that such conditions will not result in the delay or abandonment of the Mergers, or the renegotiation of the terms of the Mergers.

The Merger Agreement limits the Company's ability to pursue alternatives to the Mergers and may discourage other companies from trying to acquire the Company.

The Merger Agreement contains provisions that make it more difficult for the Company to sell its business to a party other than Amazon. These provisions include a general prohibition on the Company soliciting any takeover proposal or offer for a competing transaction, and the Merger Agreement does not permit the Company to terminate the Merger Agreement to accept a takeover proposal or offer for a competing transaction. In addition, the Company is required to pay Amazon a termination fee of approximately $420 million if the Merger Agreement is terminated by Amazon in certain circumstances and following such termination, the Company enters into a definitive agreement with respect to an alternative transaction.

Moreover, in connection with entering into the Merger Agreement, (i) Thermo approved the Mergers by written consent and (ii) Globalstar entered into the Support Agreement with the Supporting Stockholders (as defined in the Merger Agreement), including Thermo, pursuant to which each Supporting Stockholder has agreed to, among other things, vote against (a) any action or agreement that would reasonably be expected to prevent or materially delay the consummation of the Mergers, and (b) any alternative transaction proposal or approval of any other proposal, transaction, agreement or action, made in opposition to or in competition with, or that would reasonably be expected to prevent, materially delay or impede the consummation of, the Merger Agreement or the Mergers.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction, even if such third-party acquiror or merger partner were prepared to pay a consideration with a higher value than the value proposed to be received or realized in the Mergers.

The Merger Agreement subjects the Company to restrictions on its business activities.

Until the Mergers are completed, the Merger Agreement restricts the Company from taking specified actions without the consent of Amazon, and requires the Company to operate in the ordinary course of business consistent with past practice. These restrictions may adversely affect the Company's ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, and, as a result, could have an adverse effect on the Company's results of operations, cash flows, and financial position.

The Company’s stockholders who elect to receive shares of Amazon common stock, or receive Amazon common stock due to the proration feature in the Merger Agreement, could receive consideration worth less on a per share basis than the Cash Consideration. The Merger Consideration is also subject to a potential downward adjustment.

Subject to the terms and conditions set forth in the Merger Agreement, Company stockholders will have the right to elect, for each share of our common stock held by them, to receive the Cash Consideration or the Stock Consideration. Changes in the market price of shares of Amazon common stock prior to the closing of the Mergers will affect the value of the Stock Consideration, and the value of the Stock Consideration that Company stockholders will receive upon completion of the Mergers could be less than the value of the Stock Consideration today or on the date on which Company stockholders make their election. Company stockholders will not know or be able to calculate at the time of their election the market value of the Stock Consideration they will receive upon completion of the Mergers. In addition, the Cash Consideration is subject to proration in the event that the number of cash elections exceeds 40% of the aggregate number of shares of Company common stock issued and outstanding immediately prior to the effective time of the First Merger (other than Canceled Shares). Accordingly, Company stockholders electing to receive Cash Consideration may receive shares of Amazon common stock in lieu of cash for a portion of the Merger Consideration payable to such Company stockholder, and the value of the Stock Consideration that Company stockholders will receive may be less than the value of the Cash Consideration.

The Merger Consideration is also subject to a potential downward adjustment of up to $110 million in the event the Company does not achieve certain operational milestones prior to the closing of the Mergers, based on the Company's agreements with the Customer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a "10b5-1 Plan") or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
2.1*#
Agreement and Plan of Merger, dated as of April 13, 2026, by and among Amazon.com, Inc., Globalstar, Inc., Grapefruit Acquisition Sub I, Inc. and Grapefruit Acquisition Sub II, LLC. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on April 14, 2026)

3.1*	Composite Certificate of Incorporation of Globalstar, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025))
3.2*	Sixth Amended and Restated Bylaws of Globalstar, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025)
10.1*††
Amendment to 2024 Prepayment Agreement, dated as of April 13, 2026, by and between Globalstar, Inc. and Customer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 14, 2026)

10.2*††
Amendment No. 2 to Statement of Work, dated as of April 13, 2026, by and between Globalstar, Inc. and Customer Parent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on April 14, 2026)

10.3	Amendment to Common Stock Purchase Warrant, dated as of April 13, 2026, by and between Globalstar, Inc. and Thermo Funding II, LLC
10.4††	Amendment to Guaranty, dated as of April 13, 2026 by and among Thermo Funding II, LLC, Globalstar, Inc. and Customer Parent
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.
#
The schedules and exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 601(b)(2). The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon its request.

††	Portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSTAR, INC.

Date:	May 7, 2026	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)