Form 10-Q
period 2026-06-30
Globalstar, Inc.
filed 2026-08-06
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

As of July 31, 2026, 129,563,390 shares of common stock were outstanding and 149,425 shares of preferred stock were outstanding.

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

Important factors that may cause our actual results to differ materially from those anticipated in forward-looking statements, include, but are not limited to, our ability to complete the Mergers on the anticipated terms and timing, or at all, including obtaining required regulatory approvals and the satisfaction of other conditions to the completion of the Mergers, potential litigation relating to the Mergers, including the effects of any outcomes related thereto, the risk that disruptions from the Mergers (such as the ability of certain of our customers to terminate or amend contracts upon a change of control, or to withhold consent to such change of control) will harm our business, including current plans and operations, our ability to retain and hire key personnel, the diversion of management’s time and attention from ordinary course business operations, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Mergers, contractual provisions that may impact our ability to pursue certain business opportunities or strategic transactions during the pendency, and/or following the completion of, the Mergers, the occurrence of any event, change, or other circumstance that could give rise to the termination of the Mergers, including in circumstances requiring us to pay a termination fee under the Merger Agreement (as defined herein), our ability to meet our obligations to attain the anticipated benefits under the Updated Services Agreements (as defined herein) (including the impact of delays in the completion, delivery or launch of new satellites) and avoid the potential adjustment of the Merger Consideration (as defined herein) if we fail to meet certain milestones based on the Company's agreements with the Customer, our ability to retain existing customers, including the Customer (as defined herein), the operational performance and orbital lives of our satellites, including damage to, failure of, or disruptions or other problems at our satellites or associated ground facilities and network operations control centers, our ability to successfully or timely launch satellites, changes in our operating plans or corporate strategies, commercial acceptance of and demand for our products and services, our ability to adequately anticipate our satellite capacity needs and maintain sufficient satellite capacity to meet current and increased demand, our ability to exploit and respond to technological innovation, including integrating licensed technology into our products and services and developing, acquiring, maintaining and protecting information and intellectual property rights, our ability to effectively compete in the markets in which we operate, geopolitical and economic conditions and risks associated with doing business on a global basis, including in developing markets, the availability of equipment, component parts and other materials used in our business operations, the reliance on key suppliers, our ability to raise capital on reasonable terms, our ability to manage costs, our ability to develop and expand our business (including our ability to maintain, expand and monetize our spectrum rights), our compliance with and interpretation of laws and regulations (including tax laws and regulations), including those related to the use of our spectrum, our ability to comply with the restrictive covenants of our financing arrangements and limitations on our ability to incur additional indebtedness, any cyber-related attacks and other security breaches, our ability to obtain and maintain adequate insurance coverages, volatility of spectrum values, changes in tax rates and the results of tax examinations, litigation or investigations, regulatory restrictions, liabilities or penalties, reduction of spectrum authority, additional spectrum sharing agreements, or revocation, modification or non-renewal of necessary licenses, the opportunities for strategic business transactions and the effects of consolidation in our industry on us and our competitors, business interruptions due to natural disasters and unexpected events, volatility in the trading price of our common stock (including the risk that our stock price may decline if the Mergers are not consummated) and other factors described in more detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Annual Report"), as updated under “Risk Factors” in Part II, Item 1A of this Report and as may be further updated by subsequent filings with the SEC. Further, new risk factors emerge from time to time, and it is not possible for us to predict all risk factors, nor can we accurately assess the ultimate impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update any of our forward-looking statements after the date of this Report to reflect actual results, future events or circumstances, or changes in our assumptions, business plans or other changes.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Service revenue	$59,998	$63,216	$126,699	$120,283
Subscriber equipment sales	4,774	3,932	8,137	6,897
Total revenue	64,772	67,148	134,836	127,180
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	23,602	19,479	47,035	38,104
Cost of subscriber equipment sales	3,395	2,881	5,862	4,928
Marketing, general and administrative	23,025	9,683	37,853	21,272
Stock-based compensation	2,723	5,949	5,428	12,906
Reduction in the value and disposal of long-lived assets	—	—	64	7,038
Depreciation, amortization and accretion	16,802	23,010	35,199	45,287
Total operating expenses	69,547	61,002	131,441	129,535
(Loss) income from operations	(4,775)	6,146	3,395	(2,355)
Other income (expense):
Interest income and expense, net of amounts capitalized	(20,660)	(7,428)	(40,474)	(15,373)
Foreign currency (loss) gain	(1,376)	11,966	(2,997)	16,072
Gain on contingent interest feature within the 2024 Debt Repayment	4,181	—	4,181	—
Derivative gain and other income	—	6,697	44	6,284
Total other (expense) income	(17,855)	11,235	(39,246)	6,983
(Loss) income before income taxes	(22,630)	17,381	(35,851)	4,628
Income tax expense (benefit)	3,909	(1,827)	5,506	2,751
Net (loss) income	$(26,539)	$19,208	$(41,357)	$1,877

Other comprehensive income (loss):
Foreign currency translation adjustments	1,334	(7,577)	3,373	(10,422)
Comprehensive (loss) income	$(25,205)	$11,631	$(37,984)	$(8,545)

Net (loss) income attributable to common shareholders (Note 12)	(29,183)	16,564	(46,616)	(3,382)

Net (loss) income per common share:
Basic (1)	$(0.23)	$0.13	$(0.36)	$(0.03)
Diluted (1)	(0.23)	0.13	(0.36)	(0.03)
Weighted-average shares outstanding:
Basic (1)	129,122	126,614	128,771	126,545
Diluted (1)	129,122	127,854	128,771	126,545

(1)All historical share and per share amounts for the periods prior to the completion of the 1:15 reverse stock split on February 10, 2025 reflected in this Report have been adjusted to reflect the reverse stock split.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$409,771	$447,471
Accounts receivable, net of allowance for credit losses of $1,390 and $1,468, respectively	20,529	19,976
Inventory	10,938	9,614
Prepaid expenses and other current assets	22,225	19,667
Total current assets	463,463	496,728
Property and equipment, net	1,543,330	1,305,458
Operating lease right of use assets, net	65,188	66,698
Prepaid network costs	227,090	198,375
Derivative asset	—	114,461
Intangible and other assets, net of accumulated amortization of $15,747 and $12,511, respectively	145,741	144,545
Total assets	$2,444,812	$2,326,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,400	$31,835
Accounts payable and accrued expenses	120,843	56,022
Accrued network construction costs	71,131	55,218
Payables to affiliates	353	391
Deferred revenue, net	56,179	62,020
Total current liabilities	299,906	205,486
Long-term debt	307,389	451,953
Operating lease liabilities	53,009	54,549
Deferred revenue, net	1,029,366	806,930
Other non-current liabilities	462,529	451,618
Total non-current liabilities	1,852,293	1,765,050

Total liabilities	2,152,199	1,970,536

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 129,562,435 and 128,050,400 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	2,492,511	2,489,227
Accumulated other comprehensive income	6,659	3,286
Retained deficit	(2,206,570)	(2,136,797)
Total stockholders’ equity	292,613	355,729
Total liabilities and stockholders’ equity	$2,444,812	$2,326,265

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2026	149	$—	128,050	$13	$2,489,227	$3,286	$(2,136,797)	$355,729
Cumulative effect of adoption of ASU 2025-07 (1)	—	—	—	—	—	—	(28,416)	(28,416)
Balances (as adjusted to reflect the adoption of ASU 2025-07) – January 1, 2026 (1) (2)	149	$—	128,050	$13	$2,489,227	$3,286	$(2,165,213)	$327,313
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	541	—	5,086	—	—	5,086
Series A Preferred Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other		—	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	—	2,039	—	2,039
Net loss (as reported)	—	—	—	—	—	—	(17,420)	(17,420)
Impact of adoption of ASU 2025-07 on net loss (1) (2)	—	—	—	—	—	—	2,602	2,602
Balances – March 31, 2026 (2)	149	$—	128,591	$13	$2,491,695	$5,325	$(2,180,031)	$317,002
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	971	—	3,460	—	—	3,460
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other comprehensive income	—	—	—	—	—	1,334	—	1,334
Net loss	—	—	—	—	—	—	(26,539)	(26,539)
Balances – June 30, 2026	149	$—	129,562	$13	$2,492,511	$6,659	$(2,206,570)	$292,613

(1) Refer to Note 8: Derivatives for further discussion of the adoption of ASU 2025-07 as of January 1, 2026.
(2) Balances reflect the impact of the adoption of ASU 2025-07 during the quarter ended June 30, 2026, effective January 1, 2026.

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2025	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	154	—	8,220	—	—	8,220
Series A Preferred Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	32	—	—	32
Other comprehensive loss	—	—	—	—	—	(2,845)	—	(2,845)
Net loss	—	—	—	—	—	—	(17,331)	(17,331)
Balances – March 31, 2025	149	$—	126,579	$13	$2,479,201	$10,607	$(2,145,477)	$344,344
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	90	—	6,626	—	—	6,626
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	923	—	—	923
Other comprehensive loss	—	—	—	—	—	(7,577)	—	(7,577)
Net Income	—	—	—	—	—	—	19,208	19,208
Balances – June 30, 2025	149	$—	126,669	$13	$2,484,106	$3,030	$(2,126,269)	$360,880

(1)All historical share and per share amounts for the periods prior to the completion of the 1:15 reverse stock split on February 10, 2025 reflected in this Report have been adjusted to reflect the reverse stock split.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows provided by operating activities:
Net (loss) income	$(41,357)	$1,877
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	35,199	45,287
Stock-based compensation expense	5,428	12,906
Noncash interest and accretion expense	46,239	17,341
Unrealized foreign currency loss (gain)	3,060	(16,196)
Reduction in the value and disposal of long-lived assets and inventory	64	7,038
Other, net	(1,323)	(5,942)
Changes in operating assets and liabilities:
Accounts receivable	(501)	5,092
Inventory, prepaid expenses and other assets	(4,663)	(4,084)
Accounts payable and accrued expenses	3,272	(172)
Other non-current liabilities	877	988
Deferred revenue	113,472	145,606
Net cash provided by operating activities	159,767	209,741
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(30,453)	(41,841)
Payments for network upgrades to support the Extended MSS Network	(171,912)	(223,695)
Payments for network upgrades to support product development	(3,071)	(2,798)
Purchase of intangible assets	(2,890)	(3,454)
Net cash used in investing activities	(208,326)	(271,788)
Cash flows provided by (used in) financing activities:
Proceeds from 2023 Funding Agreement	19,920	—
Principal payments of 2021 Funding Agreement	(6,250)	(17,300)
Dividends paid on Series A Preferred Stock	(5,259)	(5,259)
Proceeds from issuance of common stock and exercise of options and other	2,159	535
Net cash provided by (used in) financing activities	10,570	(22,024)
Effect of exchange rate changes on cash and cash equivalents	289	1,133
Net decrease in cash and cash equivalents	(37,700)	(82,938)
Cash and cash equivalents, beginning of period	447,471	391,164
Cash and cash equivalents, end of period (1)	$409,771	$308,226

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest including in accrued expenses and deferred revenue	$21,270	$15,219
Network construction assets included in accrued expenses	71,131	15,989
Derecognition of embedded derivative asset within the 2024 Debt Repayment upon adoption of ASU 2025-07	114,461	—
Construction in progress assets acquired through XCOM SSA	—	1,810

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. The Company's consolidated financial statements include results and amounts for the Globalstar SPE (as defined below), which is a variable interest entity ("VIE") further described in Note 3, of which Globalstar is the primary beneficiary. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any future period.

The Merger Agreement

On April 13, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amazon.com, Inc., a Delaware corporation (“Amazon”), Grapefruit Acquisition Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Amazon (“Acquisition Sub I”), and Grapefruit Acquisition Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Amazon (“Acquisition Sub II” and, together with Amazon and Acquisition Sub I, the “Buyer Parties”), pursuant to which and subject to the terms and conditions of the Merger Agreement, (a) Acquisition Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct wholly owned subsidiary of Amazon (the “Surviving Corporation”), and (b) immediately following the First Merger, the Surviving Corporation will merge with and into Acquisition Sub II (the "Second Merger" and, together with the First Merger the "Mergers"), with Acquisition Sub II surviving the Second Merger as a direct wholly owned subsidiary of Amazon. Refer to Note 2: The Merger Agreement for discussion of the Merger Agreement, including the related transactions.

Recently Adopted Accounting Pronouncement

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Non-cash Consideration from a Customer in a Revenue Contract." This ASU excludes from the scope of derivative accounting certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. This ASU also clarifies that an entity receiving share-based noncash consideration from a customer that is consideration for the transfer of goods or services in a revenue contract is required to apply the guidance on noncash consideration in ASC 606. The standard is effective for annual and interim reporting periods beginning after December 16, 2026, with early adoption permitted. The standard may be applied using a prospective or modified retrospective transition approach. The Company adopted this standard effective January 1, 2026 during the quarter ended June 30, 2026 using the modified retrospective transition approach. Refer to Note 8: Derivatives for further discussion on the adoption of this standard relative to the amendments to ASC 815 and the impact on the Company's financial statements and associated disclosures. Upon adoption of ASU 2025-07, the amendments to ASC 606 did not have an impact to the Company's financial statements or disclosures.

Recently Issued Accounting Pronouncement

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

2. THE MERGER AGREEMENT

Pending Mergers

On April 13, 2026, the Company entered into the Merger Agreement with the Buyer Parties pursuant to which, and subject to the terms and conditions of the Merger Agreement, the Buyer Parties have agreed to acquire the Company.

The Company’s standing Strategic Review Committee (the "SRC"), a subcommittee of independent and disinterested members of the SRC and the Board each unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers. Following the execution of the Merger Agreement, Thermo, at the time of execution, collectively held approximately 57.6% of the issued and outstanding shares of the Company’s common stock, executed and delivered to the Company a written consent (the “Written Consent”) adopting the Merger Agreement and approving the transactions contemplated thereby, including the Mergers. The delivery of the Written Consent constitutes all required approvals of the Company’s stockholders under the Company’s organizational documents, Delaware law and the Merger Agreement necessary to consummate the Mergers, and no further approval of the Company’s stockholders is required or will be sought.

Merger Consideration

Pursuant to the terms in the Merger Agreement, each share of the Company’s common stock issued and outstanding at the effective time of the First Merger (including shares of the Company's common stock issued upon the automatic cashless exercise of warrants but excluding shares of Company common stock that are owned by the Company or any of its subsidiaries or the Buyer Parties or any of their respective wholly owned subsidiaries (such shares, the “Canceled Shares”)) will be converted into the right to receive, at the election of the holder, subject to the terms, conditions and procedures set forth in the Merger Agreement, either (i) cash in an amount equal to $90 per share (subject to a potential downward adjustment, as explained below) without interest (the “Cash Consideration”) or (ii) a number of validly issued, fully paid and nonassessable shares of Amazon’s common stock equal to the exchange ratio (as determined in accordance with the Merger Agreement, which is subject to a potential downward adjustment, as explained below) (the “Stock Consideration” and, together with the Cash Consideration and if applicable, cash in lieu of fractional shares of Amazon's common stock, the “Merger Consideration”). If a holder does not make an election, such holder will receive the Stock Consideration. Elections to receive the Cash Consideration are subject to an automatic proration adjustment such that the maximum number of shares of the Company’s outstanding common stock eligible to be converted into the right to receive the Cash Consideration pursuant to the Merger Agreement is equal to 40% of the aggregate number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger (other than Canceled Shares), and any excess number of Company common stock with respect to which elections have been made to receive the Cash Consideration will be automatically converted into the right to receive the Stock Consideration on a pro rata basis. The aggregate Merger Consideration is also subject to a potential downward adjustment capped at a maximum of $110 million in the event the Company does not achieve certain amended operational milestones prior to closing, based on the Company's agreements with its customer, Apple, Inc. (the "Customer"), as amended in the manner described below. As of the date of this Report, the maximum amount of the Customer payment potentially payable under a letter agreement, by and between the Company and the Customer (the "letter agreement"), is approximately $97 million reduced from $110 million as a result of the Company's achievement of certain operational milestones since the signing of the Merger Agreement.

Warrants; Preferred Stock

The Company's outstanding warrants include the warrants issued to the Customer that are exercisable in accordance with the Updated Services Agreements (as defined below) and to Thermo in connection with its guarantee of the 2023 Funding Agreement (as defined below). In connection with the entry into Merger Agreement, the Company also agreed to amend the warrants issued to the Customer and Thermo to provide that, immediately prior to the effective time of the First Merger, each outstanding warrant held by the Customer and by Thermo that is vested and unexercised will be automatically exercised on a cashless basis and the shares of the Company’s common stock issued as a result of such exercise will be converted into the right to receive the Merger Consideration, as described above. In addition, pursuant to the amendment of the warrants issued to the Customer, Customer has the right (but not obligation) to exercise its warrants on a cashless basis prior to or at 5:00 p.m. (New York City time) on the date that is five (5) business days prior to the anticipated closing date of the Mergers.

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

Conditions to Closing and Other Terms of the Merger Agreement

The consummation of the Mergers is subject to certain closing conditions set forth in the Merger Agreement, including, but not limited to: (a) the receipt of stockholder approval (which has been satisfied through the delivery of the Written Consent as described above), (b) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") (which was satisfied on July 17, 2026 when the waiting period expired), (c) the absence of any law or order that prevents, makes illegal or enjoins the consummation of the Mergers, (d) the lapse of at least twenty (20) calendar days since the Company’s mailing to the Company’s stockholders of an information statement concerning the Mergers, the Written Consent and the other transactions contemplated by the Merger Agreement, (e) the effectiveness under the Securities Act of 1933, as amended, of the registration statement on Form S-4 to be filed by Amazon, in which the Company’s information statement will be included as a prospectus, (f) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement) and (g) the achievement by the Company of certain HIBLEO-4 replacement satellite milestones.

The completion of the Mergers is further conditioned upon obtaining required clearances and approvals, as applicable, from certain international merger and foreign investment control authorities, the FCC (as defined below), the French Agence Nationale des Fréquences, the French Ministry of Telecoms, the French Ministry of Higher Education, Research and Space and the French Autorité de Régulation des Communications Électroniques, des Postes et de la Distribution de la Presse. In addition, Amazon’s obligation to consummate the Mergers is subject to the satisfaction or waiver of the Company's receipt of certain governmental authorizations relating to the C-3 System (as defined below).

The Company and Amazon have commenced filings and engaging with certain merger, foreign investment and satellite and communication authorities. As of the date of this Report, certain governmental authorizations relating to the C-3 System have not yet been received.

The Company also made customary representations and warranties in the Merger Agreement and agreed to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the consummation of the Mergers.

Termination and Termination Fees

The Merger Agreement contains termination rights for the Company and Amazon. The Merger Agreement may be terminated by either party if the Mergers are not consummated by April 13, 2027, which date may be extended to October 13, 2027 and again to April 13, 2028 if, as of such date, certain conditions related to regulatory approvals or, with respect to the first extension, satellite milestones, have not been satisfied or waived.

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

Certain Agreements with the Customer

•Globalstar SPE: Following the closing of the Mergers, Acquisition Sub II will acquire all of the Customer Class B Units in Globalstar Licensee LLC.
•Amendment to 2024 Prepayment Agreement: On April 13, 2026, the Company and Customer entered into an amendment to the 2024 Prepayment Agreement (as defined below), pursuant to which the parties increased the maximum amount of the High Power Infrastructure Prepayment Balance (as defined in the 2024 Prepayment Agreement) by approximately $468 million to an aggregate maximum amount of approximately $1.58 billion.
•Amendment to Statement of Work: On April 13, 2026, in connection with the entry into the Merger Agreement, the Company and the Customer amended their November 5, 2024 Statement of Work (the "SOW"), pursuant to which the parties amended certain service milestones under the SOW.
•Amendment to Thermo Guaranty: In connection with the execution of the Merger Agreement, the Company, the Customer and Thermo entered into the Amendment to Thermo Guaranty, pursuant to which the Amended Thermo Guaranty (as defined below) was amended so as to terminate on the date that the Assumed Prepayment Agreement entered into by Amazon and the Customer (the "Assumed Prepayment Agreement") replaces the 2023 and 2024 Prepayment Agreements, which shall be the closing date of the First Merger, provided that Amazon has made the first required payment to the Customer under the Assumed Prepayment Agreement.

For further discussion on the agreements referenced above, specifically those associated with the Updated Services Agreements, refer to Note 3: Special Purpose Entity, Note 7: Long-Term Debt and Other Financing Arrangements and Note 10: Commitments and Contingencies. For further discussion on the Company's agreements with Thermo, refer to Note 11: Related Party Transactions.

3. SPECIAL PURPOSE ENTITY

The Company provides wholesale capacity services over its mobile satellite system (the "Services") to the Customer pursuant to a service agreement and certain related ancillary agreements (collectively, the "Service Agreements") for the Phase 1 Service Period and Phase 2 Service Period (as defined below). The Service Agreements generally require Globalstar to allocate network capacity to support the Services, which launched in November 2022.

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

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the Globalstar System ("Phase 1 Service Period"), 2) future Services provided over the new replacement satellites ("Phase 2 Service Period"), of which such Services are expected to commence following the launch of the first set of such replacement satellites, which is currently scheduled for August 2026 (refer to Note 10: Commitments and Contingencies for further discussion), and 3) future Services provided over the Extended MSS Network.

The Globalstar SPE holds and administers, or will administer in the future, certain spectrum licenses, satellites, ground stations and other network assets for use and operation by the Company and to enable and provide services to the Customer pursuant to the Updated Services Agreements. The Globalstar SPE does not have commercial operations.

The table below includes the assets of the Globalstar SPE as of June 30, 2026 and December 31, 2025 (in thousands):

	As of:
	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$3,302	$720
Property and equipment, net	806,192	653,668
Prepaid network costs	196,494	158,547
Intangibles and other asset, net	12,748	11,684
Total Assets	$1,018,736	$824,619

Customer Class B Units

On the 2024 Closing Date, the Customer purchased 400,000 Class B Units in the Globalstar SPE (the "Customer Class B Units") for $400 million, representing a 20% equity interest in the Globalstar SPE. Following the completion of the Mergers (discussed in Note 2: The Merger Agreement), Acquisition Sub II will acquire all of the Customer Class B Units in the Globalstar SPE.

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

Extended MSS Network Prepayments and 2024 Debt Repayment

The Updated Services Agreements provide, among other things, that the Customer will make cash payments to the Company for capital expenditures in connection with the Extended MSS Network. The payments required by the Updated Services Agreements consist of: (1) an infrastructure prepayment (as increased in April 2026, the "Infrastructure Prepayment") of up to $1.58 billion, which is to be funded quarterly (as needed) over the construction period of the satellites to be used in the Extended MSS Network, the proceeds of which the Globalstar SPE will use, together with the proceeds from the sale of the Customer Class B Units, to pay amounts due for the Extended MSS Network (including, but not limited to, construction and launch costs) and (2) an amount of $235 million that was used to fully retire the 2023 13% Notes (the "2024 Debt Repayment"), as described further herein. The terms of the Infrastructure Prepayment and the 2024 Debt Repayment are contained within one agreement (as amended in April 2026, the "2024 Prepayment Agreement"). Regardless of whether or not the Mergers are successfully consummated (as discussed in Note 2: The Merger Agreement), the Company expects (i) to fully pay off amounts owed under the 2024 Prepayment Agreement and to redeem the Customer Class B Units within the design useful life of the new satellites and (ii) that such amounts payable to the Customer will be fully offset by amounts payable by the Customer under the Updated Services Agreements.

Infrastructure Prepayment

To date, the Company has received $813.4 million from the Customer pursuant to the Infrastructure Prepayment, including $104.8 million during the second quarter of 2026 (no amounts were funded during the first quarter of 2026). The Company records these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be recognized as revenue as services are performed using the Extended MSS Network. The Company accrues fees payable to the Customer on $225.0 million of the Infrastructure Prepayment and the fees will be reduced or eliminated entirely if the Company meets certain defined milestones

(as amended in April 2026) associated with the completion of the Extended MSS Network. The remainder of the Infrastructure Prepayment does not accrue fees. Refer to Note 4: Revenue for further discussion.

Service Fees

As consideration for the satellite services provided for in the Updated Services Agreements, the incremental service fees payable by the Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred by the Company for the provision of such services, and performance bonuses. Payment of a portion of these fees is subject to the satisfaction of certain licensing, service levels and milestone achievements (as adjusted in April 2026). For a discussion of the amendment of these milestones and the potential downward adjustment of the Merger Consideration (as defined below) if we fail to attain them, see "Impact of Amendments of Arrangements with the Customer and the Pending Mergers" immediately below and Note 2: The Merger Agreement. Additionally, the Updated Services Agreements also provide for annual service fees of $30 million to be accelerated. Such accelerated payments began in the first quarter of 2025.

Impact of Amendments of Arrangements with the Customer and the Pending Mergers

See Note 2: The Merger Agreement for a discussion of certain arrangements with the Customer entered into on April 13, 2026 in connection with the Merger Agreement, including:

(1)amendments to the 2024 Prepayment Agreement;
(2)amendments to the SOW (as defined in Note 2: The Merger Agreement), which among other things, amended certain milestones;
(3)the Amendment to the Thermo Guaranty (as defined below); and
(4)upon consummation of the Mergers, (1) a change in the ownership of the Globalstar SPE and (2) the treatment of the Customer and Thermo warrants.

4. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service revenue:
Wholesale capacity services	$40,114	$42,385	$86,381	$79,094
Subscriber services
Commercial IoT	7,512	7,051	14,962	13,631
SPOT	8,604	9,224	17,259	18,595
Duplex	2,715	3,677	5,291	7,129
Government and other services	1,053	879	2,806	1,834
Total service revenue	59,998	63,216	126,699	120,283

Total subscriber equipment sales	4,774	3,932	8,137	6,897

Total revenue	$64,772	$67,148	$134,836	$127,180

"Wholesale capacity services" revenue in the above table includes revenue associated with the Updated Services Agreements and Service Agreements, as applicable. As consideration for the services provided by Globalstar, payments include a fixed service fee, payments relating to certain service-related operating expenses and capital expenditures, additional fees related to expanded services, and potential bonus payments subject to satisfaction of certain licensing, service and other related criteria. For a discussion of the Updated Services Agreements, see Note 3: Special Purpose Entity.

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

Accounts Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. The Company's receivable balances by type and classification are presented in the table below, net of allowance for credit losses, and may include amounts related to earned but unbilled receivables (in thousands):

	As of:
	June 30, 2026	December 31, 2025
Accounts receivable, net of allowance for credit losses:
Subscriber and other accounts receivable	$15,583	$15,070
Wholesale capacity accounts receivable	4,946	4,906
Total accounts receivable, net of allowance for credit losses	$20,529	$19,976

The Company has entered into a satellite procurement agreement for the replacement satellites and two launch services agreements to launch the replacement satellites to support the Phase 2 Service Period. The replacement satellites purchased under the satellite procurement agreement are intended to replace the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis over the design life of the replacement satellites beginning with the initiation of service for the Phase 2 Service Period. Based on construction in progress recorded through June 30, 2026, the Company expects to bill $384.2 million associated with the Phase 2 Service Period. Refer to Note 10: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (in thousands):

	As of:
	June 30, 2026	December 31, 2025
Short-term contract liabilities:
Subscriber and other contract liabilities	$16,464	$17,091
Wholesale capacity contract liabilities, net of contract asset	39,715	44,929
Total short-term contract liabilities	$56,179	$62,020
Long-term contract liabilities:
Subscriber and other contract liabilities	$1,159	$1,296
Wholesale capacity contract liabilities, net of contract asset	1,028,207	805,634
Total long-term contract liabilities	$1,029,366	$806,930
Total contract liabilities	$1,085,545	$868,950

For subscriber and other contract liabilities, the amount of revenue recognized during the six months ended June 30, 2026 and 2025 from performance obligations included in the total contract liability balance at the beginning of these periods was $10.4 million and $11.4 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the six months ended June 30, 2026 and 2025 from performance obligations included in the total contract liability balance at the beginning of these periods was $36.4 million and $31.3 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (in thousands):

	As of:
	June 30, 2026	December 31, 2025
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2023 Funding Agreement (1)	$6,020	$6,920
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	19,275	20,155
Advanced payments contractually owed for services expected to be performed with the replacement satellite constellation prior to the Phase 2 Service Period	919	3,924
Advanced payments for the quarterly access fee, service-related operating and capital expenditures and other services	40,873	37,682
Advanced payments under the Infrastructure Prepayment (See Note 3: Special Purpose Entity)	813,400	708,593
Additional consideration associated with the Updated Services Agreements (2)	98,704	53,504
Additional consideration associated with the 2024 Debt Repayment (3)	58,780	—
Other advanced payments associated with future performance obligations (4)	75,739	60,674
Contract asset (5)	(45,788)	(40,889)
Wholesale capacity contract liabilities, net	$1,067,922	$850,563

(1)Includes additional consideration associated with the below-market interest rate within the 2023 Funding Agreement (as defined in Note 7: Long-Term Debt and Other Financing Arrangements below). This consideration will be recognized over the estimated Phase 2 Service Period. Refer to Note 7: Long-Term Debt and Other Financing Arrangements for discussion of the payoff of the 2021 Funding Agreement during March 2026.
(2)Primarily represents additional consideration for the implied economic benefit to Globalstar for receiving payments in advance of service. This consideration primarily includes an estimate of the significant financing component totaling $92.3 million related primarily to the Infrastructure Prepayment. The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(3)Includes additional value recognized upon adoption of ASU 2025-07 associated with the rights and privileges within the 2024 Debt Repayment (as defined in Note 7: Long-Term Debt and Other Financing Arrangements below). The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(4)Includes primarily: a) advanced service payments totaling $60.0 million pursuant to the Updated Services Agreements, which provide for a portion of annual service fees to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. These advanced payments will be recognized during the Extended MSS Network service period.
(5)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time and totaled $40.8 million as of June 30, 2026.

5. LEASES

The Company has operating and finance leases for facilities and equipment around the world, including corporate offices, satellite control centers, ground control centers, gateways and certain equipment. Overall, finance leases are not significant to the Company and are not included in the disclosures below.

The following tables disclose the components of the Company’s operating leases (in thousands):

	As of:
	June 30, 2026	December 31, 2025
Operating leases:
Right-of-use asset, net	$65,188	$66,698

Short-term lease liability (recorded in accrued expenses)	7,349	7,998
Long-term lease liability	53,009	54,549
Total operating lease liabilities	$60,358	$62,547

Lease Cost

The components of lease cost are reflected in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating lease cost (1)	$2,463	$2,050	$4,917	$3,702
Short-term lease cost	87	27	143	109
Total lease cost	$2,550	$2,077	$5,060	$3,811

(1) Includes sublease income.

Weighted-Average Remaining Lease Term and Discount Rate

The following table discloses the weighted-average remaining lease term and discount rate for operating leases:

	As of:
	June 30, 2026	December 31, 2025

Weighted-average lease term	15.7 years	15.7 years
Weighted-average discount rate	8.0%	8.3%

Supplemental Cash Flow Information

The below table discloses supplemental cash flow information for operating leases (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,524	$5,155

Maturity Analysis

The following table reflects undiscounted cash flows on an annual basis for the Company’s lease liabilities as of June 30, 2026 (in thousands):

Operating Leases

2026 (remaining)	$7,214
2027	9,034
2028	8,508
2029	6,406
2030	6,010
Thereafter	68,114
Total lease payments	$105,286
Imputed interest	(44,928)
Discounted lease liability	$60,358

In connection with the Extended MSS Network, the Company will likely enter into additional operating leases in the future, the amount and timing of which are unknown and excluded from the table above.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	June 30, 2026	December 31, 2025
Globalstar System:
Space component	$1,078,177	$1,078,242
Ground component	108,135	107,536
Construction in progress:
Space component	1,205,277	998,215
Ground component	150,878	90,132
Other	11,656	8,694
Total Globalstar System	2,554,123	2,282,819
Internally developed and purchased software	26,456	26,033
Equipment	20,626	20,649
Land and buildings	3,908	3,845
Leasehold improvements	2,453	2,458
Total property and equipment	2,607,566	2,335,804
Accumulated depreciation	(1,064,236)	(1,030,346)
Total property and equipment, net	$1,543,330	$1,305,458

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

As of June 30, 2026, in connection with the construction and launch preparation of the replacement satellites, the Company has incurred $299.4 million and $102.8 million in capital expenditures for milestones completed under the related agreements with MDA Space and SpaceX, respectively. The replacement satellites will be placed into service after their launch, which for the first set is scheduled for August 2026, and begin depreciating once they are operational. As of June 30, 2026, in connection with the construction and launch preparation of the third-generation satellites to support the Extended MSS Network, the Company has incurred $522.8 million and $105.8 million for milestones completed under the related agreements with MDA

Space and SpaceX, respectively. The costs related to the replacement and third-generation satellites, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

In connection with the Extended MSS Network, the Company has procured ground equipment and other network assets to upgrade existing and build new ground stations globally. The costs to support this effort, such as construction, equipment, personnel and capitalized interest, are reflected in the "ground component" of construction in progress in the table above.

7. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	As of:
	June 30, 2026			December 31, 2025
	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$(54,343)	$167,282	$221,625	$86,045	$307,670
2023 Funding Agreement	202,067	(10,560)	191,507	182,147	(12,164)	169,983
2021 Funding Agreement	—	—	—	6,250	(115)	6,135
Total debt	$423,692	$(64,903)	$358,789	$410,022	$73,766	$483,788
Less: current portion	51,400	—	51,400	31,950	(115)	31,835
Long-term debt	$372,292	$(64,903)	$307,389	$378,072	$73,881	$451,953

The carrying value of debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of June 30, 2026, the current portion of long-term debt relates to the 2023 Funding Agreement; these amounts are expected to be paid under the Updated Services Agreements through service fee offsets from the Customer during the next twelve months. The Company's obligations under its debt agreements included in the table above are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries.

2024 Debt Repayment

As discussed in Note 3: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million (including $13.3 million of make whole premium payments, which were recorded to deferred revenue) for the Company to retire its outstanding 2023 13% Notes. As of June 30, 2026, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. These accrued fees are included in noncurrent liabilities on the Company's balance sheet and totaled $38.2 million as of June 30, 2026. When the Company achieves milestones, the associated fees are no longer due to the Customer, resulting in a non-operating gain recorded in the Company's statement of operations. During the second quarter, the Company achieved two milestones under the 2024 Debt Repayment and recorded a non-operating gain totaling $4.2 million.

In connection with the January 1, 2026 adoption of ASU 2025-07, the Company evaluated the features within the 2024 Debt Repayment under ASC 835, which required recognition of the underlying rights and privileges associated with the interest reduction mechanism embedded in the 2024 Debt Repayment. The fair value of the 2024 Debt Repayment was $162.8 million. The difference between the face value and the fair value of the debt was $58.8 million, which was recorded as a debt discount with an offset to deferred revenue, representing the value of the rights and privileges within the 2024 Debt Repayment resulting from the customer relationship. Refer to Note 4: Revenue for further information.

On the issuance date, the Company recorded the 2024 Debt Repayment at fair value. The difference between the principal amount of the 2024 Debt Repayment and the fair value was recorded as a debt premium. Additionally, the Company was required to bifurcate the fair value of the interest reduction mechanism and record a derivative asset upon issuance equal to the debt premium. The Company adopted ASU 2025-07 on January 1, 2026, which resulted in the derecognition of the derivative asset and the associated debt premium. Prior to the adoption of ASU 2025-07, the debt premium was amortized as an offset to interest expense using the effective interest rate method. Refer to Note 8: Derivatives and Note 9: Fair Value Measurements for further information.

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the "2023 Funding Agreement"), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA Space, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of replacement satellites purchased under such agreement. As of June 30, 2026, the outstanding principal balance under the 2023 Funding Agreement was $202.1 million, which increased by $19.9 million from the balance at December 31, 2025 due to the Company's receipt of additional funds under the 2023 Funding Agreement during the second quarter of 2026.

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer pursuant to the Service Agreements beginning in the third quarter of 2026 and continuing for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees was $30.6 million as of June 30, 2026, of which $16.5 million is included in "Accounts payable and accrued expenses" and $14.1 million is included in "Other non-current liabilities" on the Company's balance sheet.

For as long as any amount funded under the 2023 Funding Agreement is outstanding, the Company will be subject to certain covenants, including (i) maintenance of a minimum cash balance of $30 million, (ii) interest coverage and leverage ratios, and (iii) other customary negative covenants, including limitations on certain asset transfers, expenditures and investments. Thermo guaranteed certain of the Company’s obligations under the 2023 Funding Agreement and Service Agreements. See Note 11: Related Party Transactions for further information regarding Thermo's guarantee.

As the Company makes draws under the 2023 Funding Agreement, the amount of each draw is recorded at fair value using a discounted cash flow model. The Company records a debt discount or premium for the difference between the fair value of the debt and the proceeds received and accretes the debt discount or amortizes the debt premium with an offset to interest expense through the maturity date using the effective interest rate method. The total proceeds of the draw made during the second quarter of 2026 were $19.9 million with a fair value of $20.8 million. The Company attributed this difference to the timing of cash flows for the draws and interest payments to be made pursuant to the 2023 Funding Agreement, resulting in an internal rate of return higher than the discount yield utilized in the valuation. Refer to Note 9: Fair Value Measurements for further discussion on the fair value of this draw.

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). This funding was repaid by offsetting against amounts payable as services were performed by the Company. The final repayment of $6.3 million was recouped during the first quarter of 2026 pursuant to the terms of the 2021 Funding Agreement. As of June 30, 2026, the outstanding principal balance under the 2021 Funding Agreement was zero. The debt discount associated with the 2021 Funding Agreement was accreted to interest expense through the maturity date using the effective interest rate method. No interest accrued on amounts outstanding under the 2021 Funding Agreement.

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

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00%

per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the six months ended June 30, 2026, the Company made dividend payments to the holders of the Series A Preferred Stock, which were approved by the Board totaling $5.3 million.

The Series A Preferred Stock may be redeemed by the Company, in whole or in part, at any time. The holders of the Series A Preferred Stock do not have any rights to convert or require the Company to redeem such stock. The holders of the Series A Preferred stock have customary liquidation preferences.

Refer to Note 2: The Merger Agreement for discussion of the Mergers, including the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

8. DERIVATIVES

Prior to the January 1, 2026 adoption of ASU 2025-07, the Company reflected on its balance sheet an embedded derivative resulting from certain features in the Company’s 2024 Debt Repayment. As of December 31, 2025, the fair value of the embedded derivative was $114.5 million. This derivative instrument was not designated as a hedge. The fair value of the embedded derivative was marked-to-market at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations and consolidated statements of cash flows as a non-cash operating activity.

The terms of the 2024 Debt Repayment contain an interest reduction mechanism that was required to be bifurcated and, prior to the adoption of ASU 2025-07, was recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt premium that was added to the principal amount of the 2024 Debt Repayment. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuated based on projected cash flows, the derivative value was adjusted. When project milestones (as amended in April 2026) were achieved, the Company removed associated future cash flows from the total interest savings projections used to fair value the embedded derivative. The majority of the present value of the cash flows removed from the derivative asset was recorded as a debt discount, while the remaining portion relieved the balance of accrued interest associated with that milestone on the Company's consolidated balance sheet.

Effective January 1, 2026, the Company early adopted ASU 2025-07 using the modified retrospective approach. As discussed in Note 7: Long-Term Debt and Other Financing Arrangements, the 2024 Debt Repayment accrues annual fees, which may be reduced or eliminated entirely if the Company meets certain defined milestones associated with the completion of the Extended MSS Network. This interest reduction mechanism is an underlying to this agreement, which is now included in the scope exceptions permitted under ASC 815 and no longer requires bifurcation. Upon adoption, the net impact of the previously recognized derivative asset of $114.5 million and associated debt premium, net of accretion, of $86.1 million totaled $28.4 million and was derecognized. The total amount derecognized upon adoption was recorded as a cumulative catch up to retained earnings on the Company's consolidated balance sheets during the second quarter of 2026. The $2.6 million derivative loss resulting from the mark-to-market adjustment recorded during the first quarter of 2026 was reclassified back to the derivative asset and was included in the cumulative retained earnings adjustment in connection with the adoption of this standard. Prior period financial statements are presented under the previously applicable guidance and are not directly comparable to the current period amounts.

Upon adoption, the embedded derivative no longer requires mark-to-market accounting on a quarterly basis. The previous mark-to-market adjustments were reflected in "Derivative gain and other income" in the Company’s consolidated statement of operations.

See Note 9: Fair Value Measurements for further discussion.

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

Recurring Fair Value Measurements

Prior to the adoption of ASU 2025-07, the Company marked-to-market its derivative at each reporting date, or more frequently as deemed necessary, with the changes in fair value recognized in the Company’s consolidated statements of operations. See Note 8: Derivatives for further information.

Embedded Derivative within the 2024 Debt Repayment
Prior to the adoption of ASU 2025-07, the embedded derivative relating to the 2024 Debt Repayment was valued using a discounted cash flow model. The most significant input used in the fair value measurement was the discount yield, which was 6.05% at December 31, 2025. As the discount yield used in the valuation process increased, the fair value of the embedded derivative decreased. Similarly, as the length of time between the reporting date and the start date of the interest payments decreased, the present value of the projected interest savings increased, resulting in a higher derivative asset value. The significant unobservable input that drove the cash flows used in the fair value measurement included the estimated achievement of project milestones (as amended in April 2026). As the probability of reaching the relevant milestones increased, the fair value of the embedded derivative also increased.

Upon adoption of ASU 2025-07, the Company is no longer required to mark-to-market the fair value of the embedded derivative relating to the 2024 Debt Repayment.

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Balance at beginning of period	$114,461	$108,799
Issuance of embedded derivative within the 2024 Debt Repayment	—	2,480
Derecognition of embedded derivative within the 2024 Debt Repayment upon adoption of ASU 2025-07 on January 1, 2026	(114,461)	—
Settlement of a portion of the derivative asset for project milestone achieved	—	(11,337)
Unrealized gain, included in derivative and other	—	14,519
Balance at end of period	$—	$114,461

Nonrecurring Fair Value Measurements

2023 Funding Agreement

The Company's June 2026 draw under the 2023 Funding Agreement had a fair value of $20.8 million and was calculated using projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 5.27%. Due to the significant unobservable inputs utilized in the valuation of the June 11, 2026 draw, the fair value of the draw was classified as a Level 3 fair value measurement.

2024 Debt Repayment

In connection with the adoption of ASU 2025-07 on January 1, 2026, the Company was required to fair value the rights and privileges within the 2024 Debt Repayment pursuant to the guidance in ASC 835. The cash flows associated with the future interest savings were valued using a discounted cash flow model. The discount yield for this calculation was 6.05% resulting in a total fair value of $162.8 million and was classified as a Level 3 fair value measurement. Further discussion of the 2024 Debt Repayment is in Note 7: Long-Term Debt and Other Financing Arrangements.

Fair Value of Debt Instruments and Other Financing Arrangements

The carrying amount of the Company's long-term debt approximates its fair value as the debt was recently issued and current market rates for instruments with similar terms, credit characteristics, and remaining maturities are not significantly different from the contractual rates of the Company's outstanding debt. When the Company makes draws under the 2023 Funding Agreement, each draw is recorded at fair value based on market rates at the time of the draw. In connection with the adoption of ASU 2025-07, the Company recorded the fair value of the 2024 Debt Repayment on January 1, 2026.

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

Refer to Note 2: The Merger Agreement for discussion of the Mergers and the related amendments to certain arrangements with the Customer, including the SOW Amendment.

Satellite Procurement Agreements

In February 2022, the Company entered into a satellite procurement agreement with MDA Space pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) to replace its HIBLEO-4 U.S.-licensed system with an amended contract price of $329.3 million for 17 of the replacement satellites. In addition, MDA Space provided a satellite operations control center for $5.0 million as well as other equipment for $4.2 million. The projected delivery dates were later than the dates specified in the satellite procurement agreement. The Company is contractually entitled to receive liquidated damages from MDA Space based upon the terms of the satellite procurement agreement due to MDA Space's failure to meet delivery milestones and the parties are discussing this matter. Any damages would reduce amounts owed to MDA Space when realized or realizable. The first set of replacement satellites was delivered in April 2026 and after certain repairs re-delivered in July 2026. The first set of replacement satellites is scheduled to be launched in August 2026. The second set of replacement satellites is scheduled for delivery later in 2026.

In February 2025, the Company entered into another agreement with MDA Space pursuant to which the Company will acquire more than 50 third-generation satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreements

In each of August 2023 and June 2025, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the "Launch Services Agreements"), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. As a result of the delays experienced with the replacement satellites (discussed above), the Company and SpaceX established an updated launch window in August 2026 for the first set of replacement satellites.

In October 2024, the Company entered into a separate agreement with SpaceX for the launch of the third-generation satellites related to the Extended MSS Network.

Expanded Ground Infrastructure

The Company has ground infrastructure purchase commitments with its third party antenna and other equipment manufacturers to support the Extended MSS Network. Outstanding purchase commitments to support the Extended MSS Network ground infrastructure as of June 30, 2026 were approximately $209.6 million.

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

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 3: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network. As of June 30, 2026, the Company incurred $0.8 billion of the $2.0 billion projected spend for the Extended MSS Network. The Company will continue to incur these costs until the assets are placed into service.

11. RELATED PARTY TRANSACTIONS

Transactions with Thermo

Thermo is the principal owner and largest stockholder of Globalstar. The Company's Executive Chairman of the Board controls Thermo. Two other members of the Board are also directors, officers or minority equity owners of various Thermo entities.

Payables to Thermo related to arm's length transactions were $0.4 million as of June 30, 2026 and December 31, 2025, respectively.

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: (i) non-cash expenses, such as stock compensation costs, and (ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Refer to Note 2: The Merger Agreement for discussion of the Mergers and the related agreements with Thermo, including, but not limited to, Thermo's approval of the Merger Agreement, the Support Agreement (as defined in the Merger Agreement) and the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers, as well as the treatment of the warrants held by Thermo immediately prior to the consummation of the Mergers.

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2026 lease payments will total $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the six months ended June 30, 2026 and 2025, the Company incurred lease expense of $0.8 million under this lease agreement.

Series A Preferred Stock

Thermo owns $136.7 million of the Series A Preferred Stock, based upon the shares' liquidation preference. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the six months ended June 30, 2026, the Company made dividend payments to Thermo, which were approved by the Board, totaling $4.8 million. Refer to Note 2: The Merger Agreement for discussion of the Mergers and the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

Service Agreements

In connection with the Service Agreements, the Customer and Thermo entered into a lock-up and right of first offer agreement that generally (i) requires Thermo to offer any shares of Globalstar common stock to the Customer before transferring them to any other person, other than affiliates of Thermo and (ii) prohibits Thermo from transferring shares of

Globalstar common stock if such transfer would cause Thermo to hold less than 51.00% of the outstanding common stock of the Company for a period of five years from the launch of Services in November 2022. The Customer waived its rights under the lock-up and right of first offer agreement in connection with the Company's entry into the Merger Agreement. Refer to Note 2: The Merger Agreement for more information about the Merger Agreement.

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

Refer to Note 2: The Merger Agreement for discussion of the Mergers, the Amendment to the Thermo Guaranty and the related amendment to the warrants issued to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers.

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

Agreements with XCOM Labs, Inc.

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("XCOM") and is the controlling stockholder of XCOM. In connection with the entry into the Company's former Intellectual Property License Agreement with XCOM (the "License Agreement"), Globalstar issued to XCOM shares of Globalstar common stock for the transaction. Of the consideration paid for the License Agreement, additional shares were issued to Dr. Jacobs. In January 2026, the Company exercised its option to purchase certain intellectual property assets pursuant to the License Agreement, which terminated the License Agreement.

Certain general and administrative expenses are incurred by Virewirx, Inc. on behalf of the Company. These expenses include costs incurred by Virewirx, Inc. on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Virewirx, Inc. or upon allocated employee time.

Payables to Virewirx, Inc. related to arm's length transactions were less than $0.1 million as of December 31, 2025; no amounts were outstanding as of June 30, 2026.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement.

12. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net (loss) income	$(26,539)	$19,208	$(41,357)	$1,877
Effect of Series A Preferred Stock dividends	(2,644)	(2,644)	(5,259)	(5,259)
Net (loss) income attributable to common shareholders	$(29,183)	$16,564	$(46,616)	$(3,382)

Denominator:
Weighted average shares outstanding - basic	129,122	126,614	128,771	126,545
Dilutive effect of stock-based compensation plans	—	127	—	—
Dilutive effect of warrants issued under the Service Agreements	—	1,113	—	—
Weighted average common shares outstanding - dilutive	129,122	127,854	128,771	126,545

Net (loss) income per common share:
Basic	$(0.23)	$0.13	$(0.36)	$(0.03)
Diluted	$(0.23)	$0.13	$(0.36)	$(0.03)

For the three and six months ended June 30, 2026, 3.2 million shares and 3.1 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. For the six months ended June 30, 2025, 1.3 million shares of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive.

Included in these shares for all periods presented is a portion of (i) the outstanding equity awards under the Company's 2006 Equity Incentive Plan and (ii) the 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Service Agreements in 2022 based on the treasury stock method. Additionally, Thermo holds a right to purchase 0.3 million shares of common stock pursuant to the warrant issued for its guarantee of the 2023 Funding Agreement. For the three and six months ended June 30, 2026, a portion of these shares were included in potentially dilutive shares based on the treasury stock method; for the six months ended June 30, 2025, none of these shares are included in the potentially dilutive securities because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

Excluded from the amounts above are an additional 0.3 million shares that may be purchased by Thermo pursuant to the warrant issued in connection with its guarantee of the 2023 Funding Agreement; the right to purchase these shares vests only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. Also excluded are unvested performance-based restricted stock units ("PSUs") that are subject to market and performance conditions as the condition for achievement was not met. The total unvested PSUs as of June 30, 2026 was 0.6 million shares.

Refer to Note 2: The Merger Agreement for discussion of the Mergers and the related amendments to the warrants issued to the Customer and to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers.

13. SEGMENT REPORTING

An operating segment is defined as a component of an enterprise which has discrete financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") to decide how to allocate resources and assess performance. In accordance with ASC 280, Segment Reporting, the Company’s only reportable segment is its MSS business. The Company's Chief Executive Officer, Dr. Paul E. Jacobs, is the Company's CODM. Dr. Jacobs manages the consolidated entity and uses net income (loss) as the measure of profit or loss to assess performance and allocate resources. Dr. Jacobs does not review total assets. Dr. Jacobs reviews revenue and certain operating expenses to determine resource allocations. Revenue is reviewed at a disaggregated level, consistent with the Company’s disclosures in Note 4: Revenue. Expenses are reviewed by the nature of the cost (Cost of Services, Marketing, General and Administrative and Cost of Subscriber Equipment Sales), consistent with the Company’s presentation in its statements of operations. Other operating segment expenses may include stock-based compensation, depreciation, amortization and accretion, the reduction in the value of assets and inventory, interest income and expense, foreign currency gains and losses, gains and losses on extinguishment of debt as well as other smaller items.

14. INCOME TAXES

The change in the Company’s effective tax rate when comparing the six months ended June 30, 2026 to the same period in 2025 was driven by current state tax expense as a result of increased forecasted taxable income and utilization of state net operating loss carryforwards, which reduced the amount of losses available to offset current period state tax.

The Company monitors the realizability of its deferred tax assets considering all relevant factors at each reporting period. As of June 30, 2026, based on the relevant weight of positive and negative evidence, including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods, the Company maintains a valuation allowance on the majority of its federal, state and foreign deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and applicable notes thereto included in Part I, Item 1 of this Report, together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2025 Annual Report. The following information contains forward-looking statements, which are not guarantees of future performance, are not necessarily indicative of future results and are subject to risks and uncertainties, including the risk factors set forth in Part I, Item 1A of our 2025 Annual Report, as updated under "Risk Factors" in Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See "Cautionary Statement About Forward-Looking Statements" at the beginning of this Report for further information.

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

Pending Mergers with Amazon.com, Inc.

On April 13, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amazon.com, Inc., a Delaware corporation (“Amazon”), Grapefruit Acquisition Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Amazon (“Acquisition Sub I”), and Grapefruit Acquisition Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Amazon (“Acquisition Sub II” and, together with Amazon and Acquisition Sub I, the “Buyer Parties”), pursuant to which and subject to the terms and conditions of the Merger Agreement, the Buyer Parties have agreed to acquire us (the "Mergers"). The Mergers are expected to close in 2027, subject to satisfaction of certain closing conditions in the Merger Agreement, including required regulatory approvals; however, no assurance can be given as to when, or if, the Mergers will occur. Refer to Note 2: The Merger Agreement to our consolidated financial statements for further discussion on the Mergers.

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

We provide certain services to Apple Inc. (the "Customer") pursuant to a service agreement and certain related ancillary agreements (collectively, the "Service Agreements"). In October 2024, we agreed to make certain amendments to the Service Agreements and entered into other related agreements with the Customer (the Service Agreements, as amended, collectively, the "Updated Services Agreements") to deliver expanded services over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (collectively the "Extended MSS Network"). The Updated Services Agreements generally require us to allocate network capacity to support the services we provide to the Customer and for the Customer to enable Band 53/n53 for use in cellular-enabled devices designated by the Customer for use with our services. For additional information about the Updated Services Agreements, including the SOW Amendment, see Note 2: The Merger Agreement and Note 3: Special Purpose Entity to our condensed consolidated financial statements.

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

For the six months ended June 30, 2026 and 2025, the Customer under the Updated Services Agreements was responsible for 64% and 62%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer may have an adverse impact on our financial condition, results of operations and cash flows.

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

As of June 30, 2026, we had approximately 811,000 MSS subscribers worldwide. Our subscriber count only includes our MSS subscribers who have an active Globalstar contract. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephone and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

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

We have terrestrial licenses in 12 countries, resulting in approximately 12.1 billion MHz-POPs (megahertz of our terrestrial spectrum authority in each country multiplied by a total population of approximately 968 million over the covered area) as of June 30, 2026. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly "borderless" spectrum working across geographies. We believe our portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhanced the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA Space") pursuant to which we expect to acquire 17 satellites to replace our HIBLEO-4 U.S.-licensed system. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau granted our application to replace our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under a renewed 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The first set of replacement satellites was delivered in April 2026 and after certain repairs redelivered in July 2026. The second set is scheduled for delivery later in 2026. These replacement satellites are expected to complement our existing second-generation constellation to ensure continuous service delivery. In February 2025, we entered into another agreement with MDA Space pursuant to which we expect to acquire more than 50 third-generation C-3 System (defined below) satellites related to the Extended MSS Network.

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. ("SpaceX") and certain related ancillary agreements (collectively, the "Launch Services Agreements"), providing for two launches of the replacement satellites that we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. We currently expect to complete both launches during 2026, with the launch of the first set of replacement satellites scheduled for August 2026 and the launch of the second set of replacement satellites expected to occur later in 2026. In October 2024, we entered into agreements with SpaceX for the launch of the new C-3 System third-generation satellites to support the Extended MSS Network.

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

Comparison of the Results of Operations for the three and six months ended June 30, 2026 and 2025

Revenue

Our revenue is categorized as service revenue and subscriber equipment sales. Service revenue is generated by the MSS services we provide to customers using the Globalstar System. Subscriber equipment sales are generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the three months ended June 30, 2026, total revenue decreased 3% to $64.8 million from $67.1 million for the same period in 2025. For the six months ended June 30, 2026, total revenue increased 6% to $134.8 million from $127.2 million for the same period in 2025. Both the decrease and increase in total revenue for the three and six month periods ended June 30, 2026 resulted primarily from the variability in revenue from wholesale capacity services. See below for a discussion of the main drivers of the revenue variances.

The following table sets forth amounts and percentages of our revenue by type of service for customers using the Globalstar System (in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$40,114	62%	$42,385	63%	$86,381	64%	$79,094	62%
Subscriber services
Commercial IoT	7,512	12	7,051	11	14,962	11	13,631	10
SPOT	8,604	13	9,224	14	17,259	13	18,595	15
Duplex	2,715	4	3,677	5	5,291	4	7,129	6
Government and other services	1,053	2	879	1	2,806	2	1,834	1
Total service revenue (1)	$59,998	93%	$63,216	94%	$126,699	94%	$120,283	94%

(1)The remaining portion of our total revenue for the three and six months ended June 30, 2026 and 2025, respectively, is attributable to subscriber equipment sales from the sale of MSS devices that work over the Globalstar System and equipment revenue from the sale of XCOM RAN systems.

The following table sets forth our average number of subscribers and ARPU by type of subscriber services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average number of subscribers for the period:
Commercial IoT	580,427	534,505	575,436	528,869
SPOT	207,606	224,885	209,387	227,546
Duplex	15,755	21,841	16,351	22,638
Other	192	239	199	248
Total	803,980	781,470	801,373	779,301

ARPU (monthly):
Commercial IoT	$4.31	$4.40	$4.33	$4.30
SPOT	13.81	13.67	13.74	13.62
Duplex	57.44	56.12	53.93	52.49

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

Service Revenue

Wholesale capacity services revenue decreased 5% and increased 9%, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025. Wholesale capacity services revenue reflects revenue from the Customer under the Updated Services Agreements. The fluctuations in revenue during these three and six month periods related primarily to the timing and amount of service fees associated with the reimbursement of network-related costs.

Commercial IoT service revenue increased 7% and 10%, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025. Average subscribers increased 9% in both the three and six months ended June 30, 2026, compared to the same periods in 2025, due to higher subscriber activations on a last twelve month basis, including record high quarterly subscribers activations during the second quarter of 2026.

SPOT service revenue decreased 7% for both the three and six months ended June 30, 2026, compared to the same periods in 2025, due to fewer subscribers. The decline in average subscribers is due to continued competitive pressure.

Duplex service revenue decreased 26% for both the three and six months ended June 30, 2026, compared to the same periods in 2025, due to fewer average subscribers resulting from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue.

Government and other services revenue increased 20% and 53%, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025. Government and other services revenue includes fees earned from various governmental service contracts as well as services associated with XCOM RAN sales. We have a network services agreement with Parsons Corporation, a leading technology provider in the national security and global infrastructure markets, to utilize our satellite network for a mission critical service for government applications. Revenue associated with this agreement increased during the third quarter of 2025 as we moved from the proof of concept phase into the first year of services provided under the agreement. The increase in government and other services revenue during both the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due in part to revenue associated with the contract with Parsons as we moved beyond the proof of concept phase and into the first year of service.

Subscriber Equipment Sales

Revenue generated from subscriber equipment sales increased $0.8 million and $1.2 million, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to an increase in the volume of Commercial IoT device sales.

Operating Expenses

Total operating expenses increased to $69.5 million from $61.0 million and increased to $131.4 million from $129.5 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. For both periods, higher cost of services and marketing, general and administrative expenses were partially offset by lower stock-based compensation and depreciation, amortization and accretion expense. For the six months ended June 30, 2026, the change in total operating expenses was also impacted by a noncash loss on disposal of assets recorded during the first quarter of 2025 that did not recur in 2026. The main contributors to the variances in operating expenses are explained in detail below.

In February and May 2025, we received employee retention credits of $2.0 million and $1.9 million, respectively, under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). These credits were recognized as reductions to operating expenses during the first and second quarters of 2025, respectively, with $1.4 million and $1.3 million allocated to cost of services and $0.6 million for each period allocated to marketing, general and administrative expense, based on the employee costs during the eligible periods.

Cost of Services

Cost of services increased $4.1 million and $8.9 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. We continue to incur higher network operating costs relating to our new and upgraded global ground infrastructure and network-related personnel. In connection with services provided under the Updated Services Agreements, a substantial portion of these costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. For the three and six months ended June 30, 2026, personnel costs that support the Globalstar System increased $1.1 million and $2.9 million, respectively. Ground network costs, such as occupancy and maintenance charges increased $0.6 million and $1.9 million, respectively, and IT costs increased $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025.

The increase in cost of services was also due to expenses to support XCOM technology development, which increased $0.6 million and $0.8 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025, as well as the non-recurring employee retention credits received under the CARES Act during 2025 (discussed above).

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased 18% and 19% for the three and six months ended June 30, 2026 compared to the same periods in 2025. This increase is generally consistent with the increase in revenue generated from subscriber equipment sales during the periods.

Marketing, General and Administrative

Marketing, general and administrative ("MG&A") expenses increased $13.3 million and $16.6 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. This increase was due to higher legal and professional fees as well as higher personnel costs. For the three and six months ended June 30, 2026 compared to the same periods in 2025, legal and professional fees increased $10.4 million and $11.7 million, respectively, due primarily to transaction costs related to the Mergers; for the six month period, these costs were partially offset by nonrecurring costs associated with the Globalstar SPE that were incurred during the first quarter of 2025. Personnel costs increased $1.8 million and $3.0 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025 due primarily to additional fringe costs for employee taxes associated with equity vestings during 2026 as well as the non-recurring employee retention credits received under the CARES Act during 2025 (discussed above).

Stock-Based Compensation

Stock-based compensation expense decreased $3.2 million and $7.5 million, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in 2023. During 2023, we granted 3.0 million performance-based RSUs ("PSUs"), which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the PSUs was $39.5 million and was being recognized over the derived service period of 2.6 years; with 17%, 59%, 23% and 1% of the compensation cost for these PSUs being recognized during 2023, 2024, 2025 and 2026, respectively. This award was fully recognized at the end of the second quarter of 2026.

Reduction in Value and Loss on Disposal of Assets

During the first quarter of 2025, we recorded a loss on disposal of assets totaling $7.0 million, which is the net book value of one of our second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable. Based on our testing conducted in 2025 and historical testing, we believe that our constellation of other second-generation satellites will generally operate free of similar anomalies during their projected remaining useful lives. Similar activity did not occur at this level during 2026.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense decreased $6.2 million and $10.1 million, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025. During the years 2010 through 2013, we launched our second-generation satellites. The estimated useful lives of these satellites is 15 years; accordingly, during the past twelve months, several of these satellites were fully depreciated, resulting in a decrease in depreciation expense during the three and six months ended June 30, 2026.

Other (Expense) Income

Interest Income and Expense

Interest income and expense, net, increased $13.2 million and $25.1 million, respectively, during the three and six months ended June 30, 2026, compared to the same periods in 2025.

Interest costs associated with the Infrastructure Prepayment and accelerated services fees paid pursuant to the Updated Services Agreements increased $12.1 million and $26.6 million, respectively, for the three and six months ended June 30, 2026, representing a non-cash significant financing component in accordance with ASC 606.

During the second quarter of 2026, additional interest was recorded in connection with a new debt discount associated with the 2024 Debt Repayment upon adoption of ASU 2025-07. Also in connection with the adoption of ASU 2025-07, the prior debt premium associated with the 2024 Debt Repayment was derecognized, resulting in an increase in expense when comparing 2026 to 2025. For the three and six months ended June 30, 2026, $11.8 million and $12.5 million, respectively, of interest recorded associated with these items was not present during 2025 and was eligible for capitalization.

Capitalized interest costs were higher by $13.8 million and $15.7 million, respectively, for the three and six months ended June 30, 2026, due to higher gross interest costs eligible for capitalization, which decreased "interest income and expense, net". Other smaller items contributed to the remaining variance for the period.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency losses of $1.4 million and $3.0 million, respectively, during the three and six months ended June 30, 2026, compared to foreign currency gains of $12.0 million and $16.1 million during the three and six months ended June 30, 2025. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Gain on Contingent Interest Feature Within the 2024 Debt Repayment

During the second quarter of 2026, we recorded a gain of $4.2 million representing the elimination of a portion of previously accrued interest associated with milestones achieved in connection with the 2024 Debt Repayment. The 2024 Debt Repayment contains an interest rate reduction mechanism whereby fees may be reduced or eliminated entirely if we meet certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network. Similar activity did not occur in 2025.

Derivative Gain and Other Income

During the three months ended June 30, 2026, there was no activity for derivative gain and other income compared to a gain of $6.7 million for the same period in 2025. For the six months ended June 30, 2026 derivative gain and other income fluctuated by $6.2 million to a gain of less than $0.1 million in 2026 from a gain of $6.3 million for the same period in 2025.

Upon adoption of ASU 2025-07 on January 1, 2026, the embedded derivative within the 2024 Debt Repayment no longer required mark-to-market adjustments. The $2.6 million loss recorded during the first quarter of 2026 was reclassified back to the derivative asset and was included in the cumulative retained earnings adjustment in connection with the adoption of this standard.

Prior to the adoption of ASU 2025-07, derivative gains and losses primarily included the mark-to-market adjustments associated with the embedded derivative within the 2024 Debt Repayment. The fluctuation in the value of this embedded derivative was due to certain significant inputs used in the fair value measurement, specifically the discount yield and the estimated achievement of project milestones (as amended in April 2026). As the discount yield used in the valuation process increased, the fair value of the embedded derivative decreased. Similarly, as the length of time between the reporting date and the start date of the interest payments decreased, the present value of the projected interest savings increased, resulting in a higher derivative asset value. Also, as the probability of reaching the relevant milestones increased, the fair value of the embedded derivative also increased.

Income Tax Expense

Income tax expense increased $5.7 million and $2.7 million, respectively, during the three and six months ended June 30, 2026, compared to the same periods in 2025. In both periods, the increase in tax expense is primarily due to state current tax expense, reflecting higher forecasted state taxable income and the corresponding utilization of state net operating loss carryforwards, which reduced the amount of losses available to offset current period state tax. The three months ended June 30, 2025 reflected additional tax benefits recognized to adjust year-to-date results with the estimated annual effective tax rate.

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

As of June 30, 2026 and December 31, 2025, we held cash and cash equivalents of $409.8 million and $447.5 million, respectively. Capital expenditures associated with our commitments under the Updated Services Agreements, including network expansion and upgrades, more than offset cash received during the first half of 2026, including the receipt of $104.8 million pursuant to the Infrastructure Prepayment and $19.9 million pursuant to the 2023 Funding Agreement.

The principal amount of our debt outstanding was $423.7 million at June 30, 2026, compared to $410.0 million at December 31, 2025. This increase was due to the issuance of debt under the 2023 Funding Agreement totaling $19.9 million during the second quarter of 2026 offset by the final scheduled recoupment of $6.3 million under the 2021 Funding Agreement.

Refer to Note 2: The Merger Agreement to our consolidated financial statements for discussion of the Mergers and (i) the related amendment to the 2024 Prepayment Agreement, (ii) related amendments to the warrants issued to the Customer and to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers, and (iii) the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

Cash Flows for the six months ended June 30, 2026 and 2025

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash provided by operating activities	$159,767	$209,741
Net cash used in investing activities	(208,326)	(271,788)
Net cash provided by (used in) financing activities	10,570	(22,024)
Effect of exchange rate changes on cash and cash equivalents	289	1,133
Net decrease in cash and cash equivalents	$(37,700)	$(82,938)

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

Net cash provided by operating activities during the six months ended June 30, 2026 was approximately $159.7 million, compared to net cash provided by operating activities of $209.7 million during the same period in 2025. This decrease was due to working capital changes, specifically resulting from receipts pursuant to the Infrastructure Prepayment of $104.8 million during the first six months of 2026 compared to $124.7 million during the same period in 2025; these receipts are recorded as deferred revenue and used to fund capital expenditures for the Extended MSS Network, typically in the quarter following the receipt of funds. The timing of cash receipts pursuant to the Updated Services Agreements contributed to the decrease in cash flows provided by operating activities. During the six months ended June 30, 2026, $15.0 million in accelerated fees were paid to us pursuant to the Updated Services Agreement compared to $30.0 million paid during the same period in 2025. Finally, lower net income, after adjusting for noncash items, also contributed to the decrease.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $208.3 million for the six months ended June 30, 2026, compared to $271.8 million for the same period in 2025. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements. The decrease during the first six months of 2026 compared to the same period in 2025 was due primarily to the timing of milestone payments made to MDA Space and SpaceX.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $10.6 million during the six month period ended June 30, 2026, compared to net cash used in financing activities of $22.0 million for the same period in 2025. In June 2026, we received proceeds from the 2023 Funding Agreement totaling $19.9 million, which were used to pay amounts owed to vendors for network purchases pursuant to the Updated Services Agreements. During both periods, we paid cash dividends to holders of the Series A Preferred Stock. Additionally, during both periods, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement, with the final recoupment made in March 2026.

Indebtedness and Other Financing Arrangements

At June 30, 2026, the principal amount of our debt totaled $423.7 million, which accrues fees at a weighted average stated rate up to 9%.

At June 30, 2026, our deferred revenue, net, totaled $1.1 billion, of which the majority is expected to be earned over a period in excess of five years as we perform services under the Updated Services Agreements.

For more information regarding our 2024 Debt Repayment, 2023 Funding Agreement, Infrastructure Prepayment and dividends paid to holders of the Series A Preferred Stock, see Note 7: Long-Term Debt and Other Financing Arrangements and Note 3: Special Purpose Entity to our condensed consolidated financial statements. For more information regarding the amendments to certain of these agreements in connection with the Mergers, refer to Note 2: The Merger Agreement to our consolidated financial statements.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions.

Recently Issued Accounting Pronouncements

For a discussion of recent accounting guidance and the expected impact that the guidance could have on our condensed consolidated financial statements, see Recently Issued Accounting Pronouncement in Note 1: Basis of Presentation to our condensed consolidated financial statements in Part I, Item 1 of this Report.

Critical Accounting Policies and Estimates

Except as set forth below, there have been no material changes in our Critical Accounting Policies and Estimates from the information provided in the "Critical Accounting Policies and Estimates" section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report.

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

The terms of the 2024 Debt Repayment contain an interest reduction mechanism if we meet certain defined milestones (as amended in April 2026, refer to Note 2: The Merger Agreement to our consolidated financial statements for further discussion) associated with the completion of the Extended MSS Network. At issuance, this feature was identified as an embedded derivative and resulted in a debt premium being added to the principal amount of the 2024 Debt Repayment. Effective January 1, 2026, we adopted ASU 2025-07 on a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings as of the adoption date. The interest reduction mechanism within the 2024 Debt Repayment is an underlying to this agreement, which is now included in the scope exceptions permitted under ASC 815 and no longer requires bifurcation. Upon adoption, the previously recognized derivative asset and associated debt premium, net of accretion, was derecognized. Prior period financial statements are presented under the previously applicable guidance and are not directly comparable to the current period amounts.

Prior to adoption of ASU 2025-07, we amortized the debt premium as an offset to interest expense over the loan term using the effective interest rate method. When project milestones were achieved, we removed the associated future cash flows from the total interest savings projections used to fair value the embedded derivative. The majority of the present value of the cash flows removed from the derivative asset was recorded as a debt discount, while the remaining portion relieved the balance of accrued interest associated with that milestone on our consolidated balance sheet.

The fair value of this embedded derivative was valued using a discounted cash flow model. The most significant input used in the fair value measurement was the discount rate. As the discount yield used in the valuation process decreased, the fair value of the embedded derivative increased. Also impacting the fair value measurement was the length of time between the reporting period and the start of interest payments; as the length of time decreased, the present value of the projected interest savings increased, resulting in a higher derivative asset value. The most significant unobservable input that drove the cash flows used in the fair value measurement included the estimated achievement of project milestones. As the probability of reaching the relevant milestones increased, the fair value of the embedded derivative would also increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risk during the quarter ended June 30, 2026. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") as of June 30, 2026, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the six months ended June 30, 2026.

(b) Changes in internal control over financial reporting.

As of June 30, 2026, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•the Merger Agreement places certain restrictions on the conduct of the Company's business prior to completion of the Mergers, the waiver of which is subject to the consent of Amazon (not to be unreasonably withheld, conditioned or delayed), which may prevent the Company from making certain acquisitions or capital expenditures, entering into new material agreements or otherwise pursuing business opportunities during the pendency of the Mergers which could otherwise have been beneficial to the Company; and
•matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by the Company's management, which could otherwise have been devoted to day-to-day operations and other opportunities that may be beneficial to the Company as an independent company.

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

Before the Mergers may be completed, the waiting period (or any extensions thereof) applicable to the consummation of the Mergers under the HSR Act must have expired or terminated (which waiting period expired on July 17, 2026) and the clearances and approvals applicable to the Mergers under the antitrust, foreign investment, and satellite and telecommunications laws of certain jurisdictions must have been received. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental authority may impose or seek to impose requirements, limitations or costs or place restrictions on the conduct of the Company's business following the completion of the Mergers. Under the Merger Agreement, Amazon and Globalstar have agreed to use their reasonable best efforts to obtain such approvals, consents, and clearances, except that neither Amazon nor Globalstar is required to agree to any remedies or restrictions on the conduct of their businesses to obtain such clearances (provided that Globalstar will take such actions to the extent requested in writing by Amazon and conditioned on the closing). There can be no assurance that such conditions, terms, obligations or restrictions, if any, will not result in the delay or abandonment of the Mergers.

Completion of the Mergers is subject to the conditions contained in the Merger Agreement and if these conditions are not satisfied or waived, or if the Merger Agreement is terminated, the Mergers will not be completed.

Amazon’s obligation to complete the Mergers is subject to a number of closing conditions set forth in the Merger Agreement, including but not limited to: (a) the receipt of stockholder approval (which has been satisfied through the delivery of the Written Consent as described above), (b) the expiration or termination of the waiting period (or extension thereof) applicable to the consummation of the Mergers under the HSR Act (which was satisfied on July 17, 2026 when the HSR waiting period expired) and the clearance or approval under certain specified antitrust, foreign investment, and satellite and telecommunications laws, (c) the absence of any law or order that prevents, makes illegal or enjoins the consummation of the Mergers, (d) the lapse of at least twenty (20) calendar days since the Company’s mailing to the Company’s stockholders of an information statement concerning the Mergers, the Written Consent and the other transactions contemplated by the Merger Agreement, (e) the effectiveness under the Securities Act of 1933, as amended, of the registration statement on Form S-4 to be filed by Amazon, in which the Company’s information statement will be included as a prospectus, (f) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each, as defined in the Merger Agreement), (g) the achievement of the Company of certain milestones relating to the launch and operations of the HIBLEO-4 replacement satellites and (h) the receipt by the Company of certain governmental authorizations related to the C-3 System and their continuance in full force and effect.

In addition, although Amazon and the Company have agreed in the Merger Agreement to use their reasonable best eﬀorts to complete the Mergers as promptly as practicable, many of the closing conditions are not within Amazon’s or the Company's control, and neither Amazon nor the Company can predict when or if these conditions will be satisﬁed. If any of these conditions are not satisﬁed or waived prior to April 13, 2027, which deadline may be extended to 11:59 p.m. (New York City time) on October 13, 2027 and further extended to 11:59 p.m. (New York City time) on April 13, 2028 under certain circumstances, it is possible that the Merger Agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the Mergers for a signiﬁcant period of time or prevent it from occurring. Any delay in completing the Mergers could cause the Company not to realize some or all of the beneﬁts that it expects to achieve if the Mergers are successfully completed within its expected timeframe. There can be no assurance that the closing conditions will be satisﬁed or waived or that the Mergers will be completed.

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

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction, even if such third-party acquiror or merger partner were prepared to pay a consideration with a higher per share cash or market value than the value proposed to be received or realized in connection with the Mergers.

The Merger Agreement subjects the Company to certain restrictions on its business activities.

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

The Merger Consideration is also subject to a potential downward adjustment of up to $110 million in the event the Company does not achieve certain operational milestones prior to the closing of the Mergers, based on the Company's agreements with the Customer. As of the date of this Report, the maximum amount of the Customer payment potentially payable under the letter agreement is approximately $97 million reduced from $110 million as a result of the Company's achievement of certain operational milestones since the signing of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a "10b5-1 Plan") or any non-Rule 10b5-1 trading arrangement.

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
10.1*††
Amendment to 2024 Prepayment Agreement, dated as of April 13, 2026, by and between Globalstar, Inc. and Customer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 14, 2026)

10.2*††
Amendment No. 2 to Statement of Work, dated as of April 13, 2026, by and between Globalstar, Inc. and Customer Parent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on April 14, 2026)

10.3*
Amendment to Common Stock Purchase Warrant, dated as of April 13, 2026, by and between Globalstar, Inc. and Thermo Funding II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on May 7, 2026)

10.4*††
Amendment to Guaranty, dated as of April 13, 2026 by and among Thermo Funding II, LLC, Globalstar, Inc. and Customer Parent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on May 7, 2026)

10.5	Form of Notice of Grant and Restricted Stock Units Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan
10.6	Form of Notice of Grant and Restricted Stock Agreement for Non-Employee Members of the Board of Directors under the Globalstar, Inc. 2006 Equity Incentive Plan
10.7	Form of Notice of Grant and Restricted Stock Agreement under the Globalstar, Inc. 2006 Equity Incentive Plan
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

GLOBALSTAR, INC.

Date:	August 6, 2026	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)