Form 10-Q
period 2026-09-30
Globalstar, Inc.
filed 2026-11-05
CIK 1366868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

As of October 30, 2026, 129,619,359 shares of common stock were outstanding and 149,425 shares of preferred stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Service revenue	$65,386	$69,635	$192,085	$189,918
Subscriber equipment sales	5,517	4,210	13,654	11,107
Total revenue	70,903	73,845	205,739	201,025
Operating expenses:
Cost of services (exclusive of depreciation, amortization, and accretion shown separately below)	24,939	22,206	71,974	60,310
Cost of subscriber equipment sales	4,159	3,422	10,021	8,350
Marketing, general and administrative	14,775	11,347	52,628	32,619
Stock-based compensation	2,484	4,906	7,912	17,812
Reduction in the value and disposal of long-lived assets	—	115	64	7,153
Depreciation, amortization and accretion	16,935	21,693	52,134	66,980
Total operating expenses	63,292	63,689	194,733	193,224
Income from operations	7,611	10,156	11,006	7,801
Other income (expense):
Interest income and expense, net of amounts capitalized	(23,910)	(11,029)	(64,384)	(26,402)
Foreign currency (loss) gain	(1,832)	(588)	(4,829)	15,484
Gain on contingent interest feature within the 2024 Debt Repayment	3,822	—	8,003	—
Other (expense) income and derivative gain	(8)	3,651	36	9,935
Total other expense	(21,928)	(7,966)	(61,174)	(983)
(Loss) income before income taxes	(14,317)	2,190	(50,168)	6,818
Income tax expense	1,365	1,100	6,871	3,851
Net (loss) income	$(15,682)	$1,090	$(57,039)	$2,967

Other comprehensive income (loss):
Foreign currency translation adjustments	41	1,009	3,414	(9,413)
Comprehensive (loss) income	$(15,641)	$2,099	$(53,625)	$(6,446)

Net loss attributable to common shareholders (Note 11)	(18,355)	(1,583)	(64,971)	(4,965)

Net loss per common share:
Basic (1)	$(0.14)	$(0.01)	$(0.50)	$(0.04)
Diluted (1)	(0.14)	(0.01)	(0.50)	(0.04)
Weighted-average shares outstanding:
Basic (1)	129,581	126,688	129,044	126,593
Diluted (1)	129,581	126,688	129,044	126,593

(1)All historical share and per share amounts for the periods prior to the completion of the 1:15 reverse stock split on February 10, 2025 reflected in this Report have been adjusted to reflect the reverse stock split.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$329,935	$447,471
Accounts receivable, net of allowance for credit losses of $1,420 and $1,468, respectively	22,314	19,976
Inventory	11,198	9,614
Prepaid expenses and other current assets	19,248	19,667
Total current assets	382,695	496,728
Property and equipment, net	1,659,028	1,305,458
Operating lease right of use assets, net	65,899	66,698
Prepaid network costs	247,902	198,375
Derivative asset	—	114,461
Intangible and other assets, net of accumulated amortization of $17,450 and $12,511, respectively	145,687	144,545
Total assets	$2,501,211	$2,326,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$59,100	$31,835
Accounts payable and accrued expenses	71,900	56,022
Accrued network construction costs	65,469	55,218
Payables to affiliates	227	391
Deferred revenue, net	44,166	62,020
Total current liabilities	240,862	205,486
Long-term debt	293,750	451,953
Operating lease liabilities	56,519	54,549
Deferred revenue, net	1,168,695	806,930
Other non-current liabilities	464,184	451,618
Total non-current liabilities	1,983,148	1,765,050

Total liabilities	2,224,010	1,970,536

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A Perpetual Preferred Stock of $0.0001 par value; 300,000 shares authorized and 149,425 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Voting Common Stock of $0.0001 par value; 143,333,334 shares authorized; 129,617,331 and 128,050,400 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	2,492,740	2,489,227
Accumulated other comprehensive income	6,700	3,286
Retained deficit	(2,222,252)	(2,136,797)
Total stockholders’ equity	277,201	355,729
Total liabilities and stockholders’ equity	$2,501,211	$2,326,265

 See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2026	149	$—	128,050	$13	$2,489,227	$3,286	$(2,136,797)	$355,729
Cumulative effect of adoption of ASU 2025-07 (1)	—	—	—	—	—	—	(28,416)	(28,416)
Balances (as adjusted to reflect the adoption of ASU 2025-07) – January 1, 2026 (1) (2)	149	$—	128,050	$13	$2,489,227	$3,286	$(2,165,213)	$327,313
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	541	—	5,086	—	—	5,086
Series A Preferred Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other		—	—	—	(3)	—	—	(3)
Other comprehensive income	—	—	—	—	—	2,039	—	2,039
Net loss (as reported)	—	—	—	—	—	—	(17,420)	(17,420)
Impact of adoption of ASU 2025-07 on net loss (1) (2)	—	—	—	—	—	—	2,602	2,602
Balances – March 31, 2026 (2)	149	$—	128,591	$13	$2,491,695	$5,325	$(2,180,031)	$317,002
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	971	—	3,460	—	—	3,460
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other comprehensive income	—	—	—	—	—	1,334	—	1,334
Net loss	—	—	—	—	—	—	(26,539)	(26,539)
Balances – June 30, 2026	149	$—	129,562	$13	$2,492,511	$6,659	$(2,206,570)	$292,613
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	55	—	2,902	—	—	2,902
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Other comprehensive income	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(15,682)	(15,682)
Balances – September 30, 2026	149	$—	129,617	$13	$2,492,740	$6,700	$(2,222,252)	$277,201

(1) Refer to Note 7: Derivatives for further discussion of the adoption of ASU 2025-07 as of January 1, 2026.
(2) Balances reflect the impact of the adoption of ASU 2025-07 during the quarter ended June 30, 2026, effective January 1, 2026.

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Total
	Shares	Amount	Shares	Amount
Balances – January 1, 2025	149	$—	126,425	$13	$2,473,564	$13,452	$(2,128,146)	$358,883
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	154	—	8,220	—	—	8,220
Series A Preferred Dividends	—	—	—	—	(2,615)	—	—	(2,615)
Other	—	—	—	—	32	—	—	32
Other comprehensive loss	—	—	—	—	—	(2,845)	—	(2,845)
Net loss	—	—	—	—	—	—	(17,331)	(17,331)
Balances – March 31, 2025	149	$—	126,579	$13	$2,479,201	$10,607	$(2,145,477)	$344,344
Net issuance of restricted stock awards, stock for employee stock options and stock for employee stock purchase plan and recognition of stock-based compensation	—	—	90	—	6,626	—	—	6,626
Series A Preferred Stock Dividends	—	—	—	—	(2,644)	—	—	(2,644)
Other	—	—	—	—	923	—	—	923
Other comprehensive loss	—	—	—	—	—	(7,577)	—	(7,577)
Net income	—	—	—	—	—	—	19,208	19,208
Balances – June 30, 2025	149	$—	126,669	$13	$2,484,106	$3,030	$(2,126,269)	$360,880
Net issuance of restricted stock awards and stock for employee stock options and recognition of stock-based compensation	—	—	152		4,538	—	—	4,538
Series A Preferred Stock Dividends	—	—	—	—	(2,673)	—	—	(2,673)
Other	—	—	—	—	(19)	—	—	(19)
Other comprehensive income	—	—	—	—	—	1,009	—	1,009
Net income	—	—	—	—	—	—	1,090	1,090
Balances – September 30, 2025	149	$—	126,821	$13	$2,485,952	$4,039	$(2,125,179)	$364,825

(1)All historical share and per share amounts for the periods prior to the completion of the 1:15 reverse stock split on February 10, 2025 reflected in this Report have been adjusted to reflect the reverse stock split.

See accompanying notes to unaudited interim condensed consolidated financial statements.

GLOBALSTAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows provided by operating activities:
Net (loss) income	$(57,039)	$2,967
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	52,134	66,980
Stock-based compensation expense	7,912	17,812
Noncash interest and accretion expense	72,840	30,681
Unrealized foreign currency loss (gain)	4,882	(15,621)
Reduction in the value and disposal of long-lived assets and inventory	64	7,153
Other, net	(2,330)	(9,227)
Changes in operating assets and liabilities:
Accounts receivable	(2,333)	1,730
Inventory, prepaid expenses and other assets	(1,464)	(780)
Accounts payable and accrued expenses	7,018	6,564
Other non-current liabilities	1,242	(2,660)
Deferred revenue	213,947	340,163
Net cash provided by operating activities	296,873	445,762
Cash flows used in investing activities:
Payments for network upgrades to support the Phase 1 and Phase 2 Service Period	(45,265)	(94,263)
Payments for network upgrades to support the Extended MSS Network	(355,436)	(383,392)
Payments of capitalized interest	(4,125)	—
Payments for network upgrades to support product development	(4,114)	(4,240)
Purchase of intangible assets	(5,286)	(3,990)
Net cash used in investing activities	(414,226)	(485,885)
Cash flows provided by (used in) financing activities:
Proceeds from 2023 Funding Agreement	19,920	27,147
Principal payments of 2021 Funding Agreement	(6,250)	(25,950)
Principal payments of the 2023 Funding Agreement	(9,000)	—
Dividends paid on Series A Preferred Stock	(7,932)	(7,932)
Proceeds from issuance of common stock and exercise of options and other	2,805	651
Net cash used in financing activities	(457)	(6,084)
Effect of exchange rate changes on cash and cash equivalents	274	1,336
Net decrease in cash and cash equivalents	(117,536)	(44,871)
Cash and cash equivalents, beginning of period	447,471	391,164
Cash and cash equivalents, end of period (1)	$329,935	$346,293

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental disclosure of cash flow information:
Cash paid for interest (2)	$4,125	$—

Supplemental disclosure of non-cash financing and investing activities:
Increase in capitalized accrued interest including in accrued expenses and deferred revenue	$26,606	$24,574
Network construction assets included in accrued expenses	65,469	27,931
Derecognition of embedded derivative asset within the 2024 Debt Repayment upon adoption of ASU 2025-07	114,461	—
Construction in progress assets acquired through XCOM SSA	—	1,810

(1) Cash and cash equivalents on the consolidated balance sheet is equal to cash and cash equivalents on the statement of cash flows.
(2) During the nine months ended September 30, 2026, the Company capitalized the entire amount of interest paid during the period. No amounts were paid for interest during the nine months ended September 30, 2025.

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

These unaudited interim condensed consolidated financial statements include the accounts of Globalstar and all its subsidiaries. The Company's consolidated financial statements include results and amounts for the Globalstar SPE (as defined below), which is a variable interest entity ("VIE") further described in Note 3, of which Globalstar is the primary beneficiary. Intercompany transactions and balances have been eliminated in the consolidation. In the opinion of management, the information included herein includes all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation of the Company’s condensed consolidated statements of operations, consolidated balance sheets, condensed consolidated statements of stockholders' equity and condensed consolidated statements of cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any future period.

The Merger Agreement

On April 13, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amazon.com, Inc., a Delaware corporation (“Amazon”), Grapefruit Acquisition Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Amazon (“Acquisition Sub I”), and Grapefruit Acquisition Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Amazon (“Acquisition Sub II” and, together with Amazon and Acquisition Sub I, the “Buyer Parties”), pursuant to which and subject to the terms and conditions of the Merger Agreement, (a) Acquisition Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct wholly owned subsidiary of Amazon (the “Surviving Corporation”), and (b) immediately following the First Merger, the Surviving Corporation will merge with and into Acquisition Sub II (the "Second Merger" and, together with the First Merger, the "Mergers"), with Acquisition Sub II surviving the Second Merger as a direct wholly owned subsidiary of Amazon. Refer to Note 2: The Merger Agreement for discussion of the Merger Agreement, including the related transactions.

Recently Adopted Accounting Pronouncement

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Non-cash Consideration from a Customer in a Revenue Contract." This ASU excludes from the scope of derivative accounting certain contracts with underlyings that are based on the operations or activities of one of the parties to the contract. This ASU also clarifies that an entity receiving share-based noncash consideration from a customer that is consideration for the transfer of goods or services in a revenue contract is required to apply the guidance on noncash consideration in ASC 606. The standard is effective for annual and interim reporting periods beginning after December 16, 2026, with early adoption permitted. The standard may be applied using a prospective or modified retrospective transition approach. The Company adopted this standard effective January 1, 2026 during the quarter ended June 30, 2026 using the modified retrospective transition approach. Refer to Note 7: Derivatives for further discussion on the adoption of this standard relative to the amendments to ASC 815 and the impact on the Company's financial statements and associated disclosures. Upon adoption of ASU 2025-07, the amendments to ASC 606 did not have an impact on the Company's financial statements or disclosures.

Recently Issued Accounting Pronouncement

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU requires public companies to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. The amendments should be applied prospectively; however, retrospective application is also permitted. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company plans to adopt this standard for its annual reporting period ending December 31, 2027. The Company is evaluating the impact this ASU may have on its financial statement disclosures.

2. THE MERGER AGREEMENT

Pending Mergers

On April 13, 2026, the Company entered into the Merger Agreement with the Buyer Parties pursuant to which, and subject to the terms and conditions of the Merger Agreement, the Buyer Parties have agreed to acquire the Company.

The Company’s standing Strategic Review Committee (the "SRC"), a subcommittee of independent and disinterested members of the SRC and the Board each unanimously approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Mergers. Following the execution of the Merger Agreement, Thermo, which at the time of the execution of the Merger Agreement, collectively held approximately 57.6% of the issued and outstanding shares of the Company’s common stock, executed and delivered to the Company a written consent (the “Written Consent”) adopting the Merger Agreement and approving the transactions contemplated thereby, including the Mergers. The delivery of the Written Consent constitutes all required approvals of the Company’s stockholders under the Company’s organizational documents, Delaware law and the Merger Agreement necessary to consummate the Mergers, and no further approval of the Company’s stockholders is required or will be sought.

Merger Consideration

Pursuant to the terms in the Merger Agreement, each share of the Company’s common stock issued and outstanding at the effective time of the First Merger (including shares of the Company's common stock issued upon the automatic cashless exercise of warrants but excluding shares of the Company's common stock that are owned by the Company or any of its subsidiaries or the Buyer Parties or any of their respective wholly owned subsidiaries (such shares, the “Canceled Shares”)) will be converted into the right to receive, at the election of the holder, subject to the terms, conditions and procedures set forth in the Merger Agreement, either (i) cash in an amount equal to $90 per share (subject to a potential downward adjustment, as explained below) without interest (the “Cash Consideration”) or (ii) a number of validly issued, fully paid and nonassessable shares of Amazon’s common stock equal to the exchange ratio (as determined in accordance with the Merger Agreement, which is subject to a potential downward adjustment, as explained below) (the “Stock Consideration” and, together with the Cash Consideration and if applicable, cash in lieu of fractional shares of Amazon's common stock, the “Merger Consideration”). If a holder does not make an election, such holder will receive the Stock Consideration. Elections to receive the Cash Consideration are subject to an automatic proration adjustment such that the maximum number of shares of the Company’s outstanding common stock eligible to be converted into the right to receive the Cash Consideration pursuant to the Merger Agreement is equal to 40% of the aggregate number of shares of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger (other than Canceled Shares), and any excess number of shares of Company common stock with respect to which elections have been made to receive the Cash Consideration will be automatically converted into the right to receive the Stock Consideration on a pro rata basis. The aggregate Merger Consideration is also subject to a potential downward adjustment capped at a maximum of $110 million in the event the Company does not achieve certain amended operational milestones prior to closing of the First Merger, based on the Company's agreements with its customer, Apple Inc. (the "Customer"), as amended in the manner described below. As of the date of this Report, the maximum amount of the Customer payment potentially payable under a letter agreement, by and between the Company and the Customer (the "letter agreement"), is approximately $70 million, reduced from $110 million as a result of the Company's achievement of certain operational milestones since the signing of the Merger Agreement.

Warrants; Preferred Stock

The Company's outstanding warrants include the warrants issued to the Customer that are exercisable in accordance with the Updated Services Agreements (as defined below) and to Thermo in connection with its guarantee of the 2023 Funding Agreement (as defined below). In connection with the entry into the Merger Agreement, the Company also agreed to amend the warrants issued to the Customer and Thermo to provide that, immediately prior to the effective time of the First Merger, each outstanding warrant held by the Customer and by Thermo that is vested and unexercised will be automatically exercised on a cashless basis and the shares of the Company’s common stock issued as a result of such exercise will be converted into the right to receive the Merger Consideration, as described above. In addition, pursuant to the amendment of the warrants issued to the Customer, the Customer has the right (but not the obligation) to exercise its warrants on a cashless basis prior to or at 5:00 p.m. (New York City time) on the date that is five (5) business days prior to the anticipated closing date of the Mergers.

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

Conditions to Closing and Other Terms of the Merger Agreement

The consummation of the Mergers is subject to certain closing conditions set forth in the Merger Agreement (some of which have been satisfied as of the date of this Report), including, but not limited to: (a) the receipt of stockholder approval (which was satisfied through the delivery of the Written Consent as described above), (b) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") (which was satisfied on July 17, 2026 when the waiting period expired), (c) the absence of any law or order that prevents, makes illegal or enjoins the consummation of the Mergers, (d) the lapse of at least twenty (20) calendar days since the Company’s mailing to the Company’s stockholders of an information statement concerning the Mergers, the Written Consent and the other transactions contemplated by the Merger Agreement (which was satisfied on September 7, 2026), (e) the effectiveness under the Securities Act of 1933, as amended, of the registration statement on Form S-4 to be filed by Amazon, in which the Company’s information statement will be included as a prospectus (which was satisfied on August 18, 2026), (f) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each as defined in the Merger Agreement) and (g) the achievement by the Company of certain HIBLEO-4 replacement satellite milestones (some of which have already been achieved as of the date of this Report).

The completion of the Mergers is further conditioned upon obtaining required clearances and approvals, as applicable, from certain international merger and foreign investment control authorities as well as obtaining authorizations to transfer control of licenses from the FCC (as defined below).

All required antitrust approvals under antitrust laws and all required foreign investment control approvals under currently applicable foreign investment control laws have been obtained. Prior to the consummation of the Mergers, additional foreign investment control laws may come into effect, which may result in additional foreign investment control approvals being required before the Mergers may be completed.

Certain required approvals under applicable satellite and telecommunication laws for transfer of control of licenses have also been obtained, including the FCC’s approval on October 27, 2026 of the transfer of control of the Company’s FCC authorizations to Amazon.

In addition, Amazon’s obligation to consummate the Mergers is subject to the satisfaction or waiver of the Company's receipt of governmental authorizations from the FCC and the relevant French authorities relating to the C-3 System (as defined below). In October 2026, the FCC issued an order granting the Company nationwide authority to operate its C-3 System.

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

Certain Agreements with the Customer

•Globalstar SPE: Following the closing of the Mergers, Acquisition Sub II will acquire all of the Customer Class B Units in Globalstar Licensee LLC.
•Amendment to 2024 Prepayment Agreement: On April 13, 2026, the Company and the Customer entered into an amendment to the 2024 Prepayment Agreement (as defined below), pursuant to which the parties increased the maximum amount of the High Power Infrastructure Prepayment Balance (as defined in the 2024 Prepayment Agreement) by approximately $468 million to an aggregate maximum amount of approximately $1.58 billion.
•Amendment to Statement of Work: On April 13, 2026, in connection with the entry into the Merger Agreement, the Company and the Customer amended their November 5, 2024 Statement of Work (the "SOW"), pursuant to which the parties amended certain service milestones under the SOW (the "SOW Amendment").
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

Effective November 5, 2024, the Company and the Customer amended the Service Agreements and entered into other related agreements (the Service Agreements as amended, collectively, the "Updated Services Agreements") for Globalstar to deliver expanded services to the Customer over a new MSS network, including a new satellite constellation, expanded ground infrastructure, and increased global MSS licensing (the "Extended MSS Network") for the Services provided over the Extended MSS Network. The Extended MSS Network will be (i) owned by Globalstar Licensee, LLC, together with its subsidiaries (collectively, the "Globalstar SPE"), a VIE, and (ii) operated by the Company. The Customer (i) has prepaid, and is required, subject to certain conditions, to continue to prepay for, certain services to be delivered by the Company to the Customer who will utilize the Extended MSS Network under the Updated Services Agreements and (ii) is a passive equity holder in Globalstar SPE.

The Company's allocated capacity supports the following phases of the Services: 1) current Services provided over the Globalstar System ("Phase 1 Service Period"), 2) future Services provided over the new replacement satellites ("Phase 2 Service Period") and 3) future Services provided over the Extended MSS Network.

The Globalstar SPE holds and administers, or will administer in the future, certain spectrum licenses, satellites, ground stations and other network assets for use and operation by the Company and to enable and provide services to the Customer pursuant to the Updated Services Agreements. The Globalstar SPE does not have commercial operations.

The table below includes the assets of the Globalstar SPE as of September 30, 2026 and December 31, 2025 (in thousands):

	As of:
	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$4,983	$720
Property and equipment, net	885,646	653,668
Prepaid network costs	233,662	158,547
Intangibles and other asset, net	12,562	11,684
Total Assets	$1,136,853	$824,619

Customer Class B Units

On November 5, 2024, the Customer purchased 400,000 Class B Units in the Globalstar SPE (the "Customer Class B Units") for $400 million, representing a 20% equity interest in the Globalstar SPE. Following the completion of the Mergers (discussed in Note 2: The Merger Agreement), Acquisition Sub II will acquire all of the Customer Class B Units in the Globalstar SPE.

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

Infrastructure Prepayment

To date, the Company has received $918.2 million from the Customer pursuant to the Infrastructure Prepayment, including $104.8 million during each of the second and third quarters of 2026 (no amounts were funded during the first quarter of 2026). The Company records these prepayments as deferred revenue as they represent the Company’s obligation to provide future services to the Customer. The deferred revenue associated with the Infrastructure Prepayment will be recognized as revenue as services are performed using the Extended MSS Network. The Company accrues fees payable to the Customer on $225.0 million of the Infrastructure Prepayment and the fees will be reduced or eliminated entirely if the Company meets certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network. The remainder of the Infrastructure Prepayment does not accrue fees. Refer to Note 4: Revenue for further discussion.

Service Fees

As consideration for the satellite services provided for in the Updated Services Agreements, the incremental service fees payable by the Customer to the Company include fees tied to the cost of the Extended MSS Network, fees for providing additional related services, fees tied to expenses incurred by the Company for the provision of such services, and performance bonuses. Payment of a portion of these fees is subject to the satisfaction of certain licensing, service levels and milestone achievements (as amended in April 2026). For a discussion of the amendment of these milestones and the potential downward adjustment of the Merger Consideration if we fail to attain them, see "Impact of Amendments of Arrangements with the Customer and the Pending Mergers" immediately below and Note 2: The Merger Agreement. Additionally, the Updated Services Agreements also provide for annual service fees of $30 million to be accelerated. Such accelerated payments began in the first quarter of 2025.

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
(3)the Amendment to the Thermo Guaranty (as defined below); and
(4)upon consummation of the Mergers, (1) a change in the ownership of the Globalstar SPE and (2) the treatment of the Customer warrants.

4. REVENUE

Disaggregation of Revenue

The following table discloses revenue disaggregated by type of product and service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service revenue:
Wholesale capacity services	$44,603	$47,346	$130,984	$126,440
Subscriber services
Commercial IoT	7,694	6,867	22,656	20,498
SPOT	8,594	9,452	25,853	28,047
Duplex	3,283	4,726	8,574	11,855
Government and other services	1,212	1,244	4,018	3,078
Total service revenue	65,386	69,635	192,085	189,918

Total subscriber equipment sales	5,517	4,210	13,654	11,107

Total revenue	$70,903	$73,845	$205,739	$201,025

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

Accounts Receivable

The Company records trade accounts receivable from its customers when it has a contractual right to receive payment either on demand or on fixed or determinable dates in the future. The Company's receivable balances by type and classification are presented in the table below, net of allowance for credit losses, and may include amounts related to earned but unbilled receivables (in thousands):

	As of:
	September 30, 2026	December 31, 2025
Accounts receivable, net of allowance for credit losses:
Subscriber and other accounts receivable	$17,438	$15,070
Wholesale capacity accounts receivable	4,876	4,906
Total accounts receivable, net of allowance for credit losses	$22,314	$19,976

The Company has entered into a satellite procurement agreement for the replacement satellites and two launch services agreements to launch the replacement satellites to support the Phase 2 Service Period. The replacement satellites purchased under the satellite procurement agreement are intended to replace the Company's HIBLEO-4 U.S.-licensed system. Pursuant to the Service Agreements, payments are expected to be made to the Company by the Customer on a straight-line basis over the design life of the replacement satellites beginning with the initiation of service for the Phase 2 Service Period. Based on construction in progress recorded through September 30, 2026, the Company expects to bill $405.4 million associated with the Phase 2 Service Period. Refer to Note 9: Commitments and Contingencies for additional information regarding these agreements.

Contract Liabilities

Contract liabilities, which are included in deferred revenue on the Company’s consolidated balance sheet, represent the Company’s obligation to transfer service or equipment to a customer from whom the Company has previously received consideration. The Company's contract liabilities by type and classification are presented in the table below (in thousands):

	As of:
	September 30, 2026	December 31, 2025
Short-term contract liabilities:
Subscriber and other contract liabilities	$16,488	$17,091
Wholesale capacity contract liabilities, net of contract asset	27,678	44,929
Total short-term contract liabilities	$44,166	$62,020
Long-term contract liabilities:
Subscriber and other contract liabilities	$1,097	$1,296
Wholesale capacity contract liabilities, net of contract asset	1,167,598	805,634
Total long-term contract liabilities	$1,168,695	$806,930
Total contract liabilities	$1,212,861	$868,950

For subscriber and other contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2026 and 2025 from performance obligations included in the total contract liability balance at the beginning of these periods was $13.1 million and $14.6 million, respectively. For wholesale capacity contract liabilities, the amount of revenue recognized during the nine months ended September 30, 2026 and 2025 from performance obligations included in the total contract liability balance at the beginning of these periods was $45.3 million and $36.2 million, respectively.

The duration of the Company’s contracts with subscribers is generally one year or less. The Updated Services Agreements have no expiration date; therefore, the related contract liabilities may be recognized as revenue over various periods according to when the related performance obligation is satisfied.

The components of wholesale capacity contract liabilities are presented in the table below (in thousands):

	As of:
	September 30, 2026	December 31, 2025
Wholesale capacity contract liabilities, net:
Additional consideration associated with the 2023 Funding Agreement (1)	$6,020	$6,920
Advanced payments for services expected to be performed with the ground spare satellite launched in June 2022	18,836	20,155
Advanced payments contractually owed for services expected to be performed with the replacement satellite constellation prior to the Phase 2 Service Period	—	3,924
Advanced payments for the quarterly access fee, service-related operating and capital expenditures and other services	35,678	37,682
Advanced payments under the Infrastructure Prepayment (See Note 3: Special Purpose Entity)	918,165	708,593
Additional consideration associated with the Updated Services Agreements (2)	125,516	53,504
Additional consideration associated with the 2024 Debt Repayment (3)	58,780	—
Other advanced payments associated with future performance obligations (4)	83,239	60,674
Contract asset (5)	(50,958)	(40,889)
Wholesale capacity contract liabilities, net	$1,195,276	$850,563

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
(2)Primarily represents additional consideration for the implied economic benefit to Globalstar for receiving payments in advance of service. This consideration primarily includes an estimate of the significant financing component totaling $116.8 million related primarily to the Infrastructure Prepayment. The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(3)Includes additional value recognized upon adoption of ASU 2025-07 associated with the rights and privileges within the 2024 Debt Repayment (as defined in Note 6: Long-Term Debt and Other Financing Arrangements below). The Company expects to recognize this consideration over the estimated Extended MSS Network service period.
(4)Includes primarily: a) advanced service payments totaling $67.5 million pursuant to the Updated Services Agreements, which provide for a portion of annual service fees to be accelerated and b) $13.3 million of make whole fees paid by Customer for the extinguishment of the 2023 13% Notes in 2024. These advanced payments will be recognized during the Extended MSS Network service period.
(5)Primarily includes warrants with an initial fair value at the time of issuance of $48.3 million which was recorded in equity with an offset to a contract asset on the Company's consolidated balance sheets. The fair value of the warrants is recorded as a reduction to revenue over time and totaled $40.8 million as of September 30, 2026.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of:
	September 30, 2026	December 31, 2025
Globalstar System:
Space component	$1,089,762	$1,078,242
Ground component	108,969	107,536
Construction in progress:
Space component	1,257,391	998,215
Ground component	217,553	90,132
Other	10,819	8,694
Total Globalstar System	2,684,494	2,282,819
Internally developed and purchased software	28,212	26,033
Equipment	21,004	20,649
Land and buildings	3,947	3,845
Leasehold improvements	2,467	2,458
Total property and equipment	2,740,124	2,335,804
Accumulated depreciation	(1,081,096)	(1,030,346)
Total property and equipment, net	$1,659,028	$1,305,458

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

As of September 30, 2026, in connection with the construction and launch preparation of the replacement satellites, the Company has incurred $303.2 million and $121.4 million in capital expenditures for milestones completed under the related agreements with MDA Space and SpaceX, respectively. Each of the replacement satellites will be placed into service and depreciation will begin after each such satellite has reached its intended orbital altitude and is providing commercial service. The first set of replacement satellites was launched in August 2026. As of September 30, 2026, in connection with the construction and launch preparation of the third-generation satellites to support the Extended MSS Network, the Company has incurred $529.5 million and $125.7 million for milestones completed under the related agreements with MDA Space and SpaceX, respectively. The costs related to the replacement and third-generation satellites, as well as the associated personnel costs and capitalized interest, are reflected in the "space component" of construction in progress in the table above.

In connection with the Extended MSS Network, the Company has procured ground equipment and other network assets to upgrade existing and build new ground stations globally. The costs to support this effort, such as construction, equipment, personnel and capitalized interest, are reflected in the "ground component" of construction in progress in the table above.

6. LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Long-term debt consists of the following (in thousands):

	As of:
	September 30, 2026			December 31, 2025
	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value	Principal Amount	Unamortized Premium (Discount) and Deferred Financing Costs	Carrying Value
2024 Debt Repayment	$221,625	$(52,078)	$169,547	$221,625	$86,045	$307,670
2023 Funding Agreement	193,067	(9,764)	183,303	182,147	(12,164)	169,983
2021 Funding Agreement	—	—	—	6,250	(115)	6,135
Total debt	$414,692	$(61,842)	$352,850	$410,022	$73,766	$483,788
Less: current portion	59,100	—	59,100	31,950	(115)	31,835
Long-term debt	$355,592	$(61,842)	$293,750	$378,072	$73,881	$451,953

The carrying value of debt reflected above is net of deferred financing costs and any premium or discount to the loan amount at issuance, including accretion. As of September 30, 2026, the current portion of long-term debt relates to the 2023 Funding Agreement; these amounts are expected to be paid under the Updated Services Agreements through service fee offsets from the Customer during the next twelve months. The Company's obligations under its debt agreements included in the table above are secured by a first-priority lien over substantially all of the assets of the Company and its domestic subsidiaries.

2024 Debt Repayment

As discussed in Note 3: Special Purpose Entity, pursuant to the Updated Services Agreements, the Customer funded $235 million (including $13.3 million of make whole premium payments, which were recorded to deferred revenue) for the Company to retire its outstanding 2023 13% Notes. As of September 30, 2026, the outstanding principal balance of the 2024 Debt Repayment was $221.6 million. The 2024 Debt Repayment is expected to be fully repaid by offsetting against amounts payable by the Customer to the Company on a quarterly basis over a period of 32 quarters commencing on a fixed repayment date in the future that is not tied to the launch of services. The 2024 Debt Repayment is classified as debt because the Company's repayment obligations will commence on such date regardless of when services are provided under the Updated Services Agreements. The 2024 Debt Repayment accrues annual fees, which would be reduced or eliminated entirely if the Company meets certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network, at which time prior accruals will be reduced or eliminated. These accrued fees are included in noncurrent liabilities on the Company's balance sheet and totaled $40.8 million as of September 30, 2026. When the Company achieves milestones, the associated fees are no longer due to the Customer, resulting in a non-operating gain recorded in the Company's statement of operations. During the second and third quarters of 2026, the Company achieved certain milestones under the 2024 Debt Repayment and recorded non-operating gains totaling $4.2 million and $3.8 million, respectively.

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

2023 Funding Agreement

In 2023, the Service Agreements were amended to provide for, among other things, payment of up to $252 million to the Company (the "2023 Funding Agreement"), which the Company has used and intends to use to fund 50% of the amounts due under its 2022 agreement with MDA Space, as well as launch, insurance and ancillary costs incurred in connection with the construction and launch of replacement satellites purchased under such agreement. As of September 30, 2026, the outstanding principal balance under the 2023 Funding Agreement was $193.1 million, which increased by $19.9 million from the balance at December 31, 2025 due to the Company's receipt of additional funds under the 2023 Funding Agreement during the second quarter of 2026. This increase was partially offset by the first quarterly recoupment pursuant to the terms of the 2023 Funding Agreement totaling $9.0 million (as discussed further below).

The total amount paid to the Company under the 2023 Funding Agreement, including fees, is expected to be fully repaid by offsetting against amounts payable by the Customer pursuant to the Service Agreements. These recoupments began in the third quarter of 2026 and are scheduled to continue for no longer than 16 consecutive quarters. Compounded fees are accrued at a fixed rate based on the average outstanding balance of the 2023 Funding Agreement. The balance accrued for these fees was $33.6 million as of September 30, 2026, of which $16.5 million is included in "Accounts payable and accrued expenses" and $17.1 million is included in "Other non-current liabilities" on the Company's balance sheet.

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

2021 Funding Agreement

During 2021, the Company received payments totaling $94.2 million (as amended, the "2021 Funding Agreement"). This funding was repaid by offsetting against amounts payable as services were performed by the Company. The final repayment of $6.3 million was recouped during the first quarter of 2026 pursuant to the terms of the 2021 Funding Agreement. As of September 30, 2026, the outstanding principal balance under the 2021 Funding Agreement was zero. The debt discount associated with the 2021 Funding Agreement was accreted to interest expense through the maturity date using the effective interest rate method. No interest accrued on amounts outstanding under the 2021 Funding Agreement.

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

Holders of Series A Preferred Stock are entitled to receive, when, as and if declared by the Board or a committee thereof, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the nine months ended September 30, 2026, the Company made dividend payments to the holders of the Series A Preferred Stock, which were approved by the Board, totaling $7.9 million.

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

The terms of the 2024 Debt Repayment contain an interest reduction mechanism that was required to be bifurcated and, prior to the adoption of ASU 2025-07, was recorded as an embedded derivative on the Company's consolidated balance sheet with a corresponding debt premium that was added to the principal amount of the 2024 Debt Repayment. The Company determined the fair value of the embedded derivatives using a discounted cash flow model. As the discount yield and the effective interest rate of the loan fluctuated based on projected cash flows, the derivative value was adjusted. When project milestones were achieved, the Company removed associated future cash flows from the total interest savings projections used to fair value the embedded derivative. The majority of the present value of the cash flows removed from the derivative asset was recorded as a debt discount, while the remaining portion relieved the balance of accrued interest associated with that milestone on the Company's consolidated balance sheet.

Effective January 1, 2026, the Company early adopted ASU 2025-07 using the modified retrospective approach. As discussed in Note 6: Long-Term Debt and Other Financing Arrangements, the 2024 Debt Repayment accrues annual fees, which may be reduced or eliminated entirely if the Company meets certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network. This interest reduction mechanism is an underlying to this agreement, which is now included in the scope exceptions permitted under ASC 815 and no longer requires bifurcation. Upon adoption, the net impact of the previously recognized derivative asset of $114.5 million and associated debt premium, net of accretion, of $86.1 million totaled $28.4 million and was derecognized. The total amount derecognized upon adoption was recorded as a cumulative catch up to retained earnings on the Company's consolidated balance sheets during the second quarter of 2026. The $2.6 million derivative loss resulting from the mark-to-market adjustment recorded during the first quarter of 2026 was reclassified back to the derivative asset and was included in the cumulative retained earnings adjustment in connection with the adoption of this standard. Prior period financial statements are presented under the previously applicable accounting guidance and are not directly comparable to the current period amounts, which are reflective of the Company's adoption of ASU 2025-07.

Upon adoption of ASU 2025-07, the embedded derivative no longer requires mark-to-market accounting on a quarterly basis. The previous mark-to-market adjustments were reflected in "Other (expense) income and derivative gain" in the Company’s consolidated statement of operations.

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

Rollforward of Recurring Level 3 Assets and Liabilities

The following table presents a rollforward for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
Balance at beginning of period	$114,461	$108,799
Issuance of embedded derivative within the 2024 Debt Repayment	—	2,480
Derecognition of embedded derivative within the 2024 Debt Repayment upon adoption of ASU 2025-07 on January 1, 2026	(114,461)	—
Settlement of a portion of the derivative asset for project milestone achieved	—	(11,337)
Unrealized gain, included in derivative and other	—	14,519
Balance at end of period	$—	$114,461

Nonrecurring Fair Value Measurements

2023 Funding Agreement

The Company's June 11, 2026 draw under the 2023 Funding Agreement had a fair value of $20.8 million and was calculated using projected future cash flows discounted using the prevailing market rate of interest for a similar transaction. The discount yield used for this calculation was 5.27%. Due to the significant unobservable inputs utilized in the valuation of the June 11, 2026 draw, the fair value of the draw was classified as a Level 3 fair value measurement.

2024 Debt Repayment

In connection with the adoption of ASU 2025-07 on January 1, 2026, the Company was required to fair value the rights and privileges within the 2024 Debt Repayment pursuant to the guidance in ASC 835. The cash flows associated with the future interest savings were valued using a discounted cash flow model. The discount yield for this calculation was 6.05% resulting in a total fair value of $162.8 million and was classified as a Level 3 fair value measurement. Further discussion of the 2024 Debt Repayment is in Note 6: Long-Term Debt and Other Financing Arrangements.

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

Satellite Procurement Agreements

In February 2022, the Company entered into a satellite procurement agreement with MDA Space pursuant to which the Company will acquire at least 17 satellites (and up to 26 satellites) to replace its HIBLEO-4 U.S.-licensed system with an amended contract price of $329.3 million for 17 of the replacement satellites. In addition, MDA Space provided a satellite operations control center for $5.0 million as well as other equipment for $4.2 million. The actual and projected delivery dates of the replacement satellites were later than the dates specified in the satellite procurement agreement. The Company is contractually entitled to receive liquidated damages from MDA Space based upon the terms of the satellite procurement agreement due to MDA Space's failure to meet delivery milestones and the parties are discussing this matter. Any damages would reduce amounts owed to MDA Space when realized or realizable. The final delivery date of the first set of replacement satellites was July 2026. The first set of replacement satellites was launched in August 2026 and the second set of replacement satellites is scheduled for delivery in December 2026.

In February 2025, the Company entered into another agreement with MDA Space pursuant to which the Company will acquire more than 50 third-generation satellites related to the Extended MSS Network. The total contract price for these satellites is $775.0 million.

Launch Services Agreements

In each of August 2023 and June 2025, Globalstar entered into a Launch Services Agreement with SpaceX and certain related ancillary agreements (collectively, the "Launch Services Agreements"), providing for the launch of the first and second sets, respectively, of the 17 replacement satellites that the Company is acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. The first set of replacement satellites was launched in August 2026. The launch window for the second set of replacement satellites is scheduled in December 2026.

In October 2024, the Company entered into a separate agreement with SpaceX for the launch of the third-generation satellites related to the Extended MSS Network.

Expanded Ground Infrastructure

The Company has ground infrastructure purchase commitments with its third party antenna and other equipment manufacturers to support the Extended MSS Network. Outstanding purchase commitments to support the Extended MSS Network ground infrastructure as of September 30, 2026 were approximately $192.6 million.

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

Funding for Extended MSS Network Asset Procurement

As discussed in more detail in Note 3: Special Purpose Entity, the Updated Services Agreements provide for prepayments from the Customer for approved capital expenditures associated with the Extended MSS Network. As of September 30, 2026, the Company incurred $0.9 billion of the $2.0 billion projected spend for the Extended MSS Network. The Company will continue to incur these costs until the assets are placed into service.

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

Payables to Thermo related to arm's length transactions were $0.2 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively.

Certain general and administrative expenses are incurred by Thermo on behalf of the Company. These expenses include: (i) non-cash expenses, such as stock compensation costs, and (ii) expenses incurred by Thermo on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Thermo or upon allocated employee time.

Refer to Note 2: The Merger Agreement for discussion of the Mergers and the related agreements with Thermo, including, but not limited to, Thermo's approval of the Merger Agreement and the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers, as well as the treatment of the warrants held by Thermo immediately prior to the consummation of the Mergers.

Lease Agreement

The Company has a lease agreement with Thermo Covington, LLC for the Company's headquarters office. Annual lease payments increase at a rate of 2.5% per year. 2026 lease payments will total $1.7 million. The lease term is ten years and is scheduled to expire in January 2029. During each of the nine months ended September 30, 2026 and 2025, the Company incurred lease expense of $1.2 million under this lease agreement.

Series A Preferred Stock

Thermo owns $136.7 million of the Series A Preferred Stock, based upon the shares' liquidation preference. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock, at a fixed rate equal to 7.00% per annum, payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. During the nine months ended September 30, 2026, the Company made dividend payments to Thermo, which were approved by the Board, totaling $7.3 million. Refer to Note 2: The Merger Agreement for discussion of the Mergers and the proposed cancellation of the Series A Preferred Stock in exchange for the liquidation preference upon consummation of the Mergers.

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

In connection with the execution of the Merger Agreement, the Company, the Customer and Thermo entered into an amendment to the Amended Thermo Guaranty, dated as of April 13, 2026 (the “Amendment to Thermo Guaranty”), pursuant to which the Amended Thermo Guaranty will be terminated on the date that the Assumed Prepayment Agreement entered into by Amazon and the Customer replaces the 2023 and 2024 Prepayment Agreements (each as defined in the Amendment to Thermo Guaranty), which shall be the closing date of the First Merger, provided that Amazon has made the first required payment under the Assumed Prepayment Agreement to the Customer.

Refer to Note 2: The Merger Agreement for discussion of the Mergers, the Amendment to Thermo Guaranty, and the related amendment to the warrants issued to Thermo to provide for the automatic cashless exercise of any vested and unexercised warrants immediately prior to the consummation of the Mergers.

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

Agreements with XCOM Labs, Inc.

Dr. Paul E. Jacobs is the Chief Executive Officer of Globalstar and also serves as the Executive Chairman of XCOM Labs, Inc. (now known as Virewirx, Inc.) ("XCOM") and is the controlling stockholder of XCOM. In connection with the entry into the Company's former Intellectual Property License Agreement with XCOM (the "License Agreement"), Globalstar issued to XCOM shares of Globalstar common stock. Of the consideration paid for the License Agreement, additional shares were issued to Dr. Jacobs. In January 2026, the Company exercised its option to purchase certain intellectual property assets pursuant to the License Agreement, which terminated the License Agreement.

Certain general and administrative expenses are incurred by Virewirx, Inc. on behalf of the Company. These expenses include costs incurred by Virewirx, Inc. on behalf of the Company that are charged to the Company; these charges are based on actual amounts (with no mark-up) incurred by Virewirx, Inc. or upon allocated employee time.

Payables to Virewirx, Inc. related to arm's length transactions were less than $0.1 million as of December 31, 2025; no amounts were outstanding as of September 30, 2026.

Dr. Jacobs does not have any family relationships with any director or executive officer of the Company and has not been directly or indirectly involved in any related party transactions with the Company, except for transactions related to the License Agreement.

11. NET (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net (loss) income	$(15,682)	$1,090	$(57,039)	$2,967
Effect of Series A Preferred Stock dividends	(2,673)	(2,673)	(7,932)	(7,932)
Net loss attributable to common shareholders	$(18,355)	$(1,583)	$(64,971)	$(4,965)

Denominator:
Weighted average common shares outstanding - dilutive	129,581	126,688	129,044	126,593

Net loss per common share:
Basic	$(0.14)	$(0.01)	$(0.50)	$(0.04)
Diluted	$(0.14)	$(0.01)	$(0.50)	$(0.04)

For the three and nine months ended September 30, 2026, 3.2 million shares and 3.1 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive. For the three and nine months ended September 30, 2025, 1.7 million shares and 1.4 million shares, respectively, of potential common stock were excluded from diluted shares outstanding because the effects of such securities would be anti-dilutive.

Included in these shares for all periods presented is a portion of (i) the outstanding equity awards under the Company's 2006 Equity Incentive Plan and (ii) the 3.3 million shares that may be purchased by the Customer pursuant to the warrants issued under the Service Agreements in 2022 based on the treasury stock method. Additionally, Thermo holds a right to purchase 0.3 million shares of common stock pursuant to the warrant issued for its guarantee of the 2023 Funding Agreement. For the three and nine months ended September 30, 2026, a portion of these shares were included in potentially dilutive shares based on the treasury stock method; for the nine months ended September 30, 2025, none of these shares were included in the potentially dilutive securities because the exercise price of the warrants exceeded the average market price of Globalstar common stock during the periods.

Excluded from the amounts above are an additional 0.3 million shares that may be purchased by Thermo pursuant to the warrant issued in connection with its guarantee of the 2023 Funding Agreement; the right to purchase these shares vests only if Thermo advances aggregate funds of $25.0 million or more to the Company or a permitted third party pursuant to the terms of Thermo's guarantee. Also excluded are unvested performance-based restricted stock units ("PSUs") that are subject to market and performance conditions as the condition for achievement was not met. The total unvested PSUs as of September 30, 2026 was 0.6 million shares.

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

13. INCOME TAXES

The change in the Company’s effective tax rate when comparing the nine months ended September 30, 2026 to the same period in 2025 was driven by current state tax expense as a result of increased forecasted taxable income and utilization of state net operating loss carryforwards, which reduced the amount of losses available to offset current period state tax.

The Company monitors the realizability of its deferred tax assets considering all relevant factors at each reporting period. As of September 30, 2026, based on the relevant weight of positive and negative evidence, including its ability to forecast future operating results, historical tax losses and its ability to utilize deferred tax assets within the requisite carryforward periods, the Company maintains a valuation allowance on the majority of its federal, state and foreign deferred tax assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and applicable notes thereto included in Part I, Item 1 of this Report, together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Annual Report. The following information contains forward-looking statements, which are not guarantees of future performance, are not necessarily indicative of future results and are subject to risks and uncertainties, including the risk factors set forth in Part I, Item 1A of our 2025 Annual Report, as updated under "Risk Factors" in Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See "Cautionary Statement About Forward-Looking Statements" at the beginning of this Report for further information.

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

For the nine months ended September 30, 2026 and 2025, the Customer under the Updated Services Agreements was responsible for 64% and 63%, respectively, of our total revenue. No other customer was responsible for more than 10% of our revenue. The loss of the Customer may have an adverse impact on our financial condition, results of operations and cash flows.

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

As of September 30, 2026, we had approximately 806,000 MSS subscribers worldwide. Our subscriber count only includes our MSS subscribers who have an active Globalstar contract. For our subscriber driven revenue, the specialized needs of our global customers span many industries. The Globalstar System is able to offer our customers cost-effective communications solutions completely independent of cellular coverage. Although traditional users of wireless telephone and broadband data services have access to such services in developed locations, our MSS customers often operate, travel and/or live in remote regions or regions with under-developed telecommunications infrastructure where such services are not readily available or are not provided on a reliable basis.

We compete aggressively on price and strive to differentiate the products and solutions that we offer to our customers. As technological advancements are made, we continue to explore opportunities to develop new products and provide new services over the Globalstar System to meet the needs of our existing and prospective customers.

Government Services

We have an exclusive partnership with Parsons Corporation ("Parsons"), a governmental services company, to utilize the Globalstar System to provide an innovative solution design to enhance resilience against disrupted communication pathways. We also provide engineering services to assist certain governmental and other customers in developing new applications to operate on our network and to enhance our ground network. These services include hardware and software designs to develop specific applications operating over our satellite network, as well as the installation of gateways and antennas.

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

We have terrestrial licenses in 13 countries, resulting in approximately 12.1 billion MHz-POPs (megahertz of our terrestrial spectrum authority in each country multiplied by a total population of approximately 971 million over the covered area) as of September 30, 2026. Prospective spectrum partners, including cable companies, wireless carriers, system integrators, utilities and other infrastructure operators, are able to benefit from access to uniform and increasingly "borderless" spectrum working across geographies. We believe our portfolio of terrestrial spectrum represents a substantial opportunity for us. The Updated Services Agreements significantly enhanced the device ecosystem for Band 53/n53 by enabling access to our terrestrial spectrum band in certain of the Customer's devices.

In January 2026, we exercised our right under the Intellectual Property License Agreement (the "License Agreement") with XCOM Labs, Inc. (now known as Virewirx, Inc.) ("XCOM") to purchase intellectual property assets relating to the development and commercialization of XCOM’s technologies for wireless spectrum innovations, including XCOM RAN systems, which is XCOM’s commercially available coordinated multi-point radio system. XCOM RAN systems deliver substantial capacity gains in dense, complex, challenging wireless environments in sub 7 GHz spectrum. We also now own XCOM’s peer-to-peer connectivity technologies that could have applications across cellular and satellite devices. Certain former XCOM employees who developed these technologies are employed by Globalstar and continuing to further commercialize the technology. We believe bringing together Globalstar’s terrestrial spectrum and relationships with leading partners around the world with XCOM’s differentiated technology creates a significant opportunity to deliver private networks for mission-critical needs of customers.

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

In 2022, we entered into a satellite procurement agreement with Macdonald, Dettwiler and Associates Corporation ("MDA Space") pursuant to which we expect to acquire 17 satellites to replace our HIBLEO-4 U.S.-licensed system. In August 2024, the Federal Communications Commission (the "FCC") Space Bureau granted our application to replace our HIBLEO-4 U.S.-licensed system with up to 26 satellites and operate them under a renewed 15-year license term to provide long-term continuity of our MSS. The technical specifications and design of these replacement satellites are similar to our current satellites. The first set of replacement satellites was delivered in April 2026 and after certain repairs redelivered in July 2026 for launch. The second set is scheduled for delivery in December 2026. These replacement satellites are expected to complement our existing second-generation constellation to ensure continuous service delivery. In February 2025, we entered into another agreement with MDA Space pursuant to which we expect to acquire more than 50 third-generation C-3 System (defined below) satellites related to the Extended MSS Network.

In each of August 2023 and June 2025, we entered into a Launch Services Agreement with Space Exploration Technologies Corp. ("SpaceX") and certain related ancillary agreements (collectively, the "Launch Services Agreements"), providing for two launches of the replacement satellites that we are acquiring pursuant to the 2022 satellite procurement agreement with MDA Space. The launch of the first set of replacement satellites occurred in August 2026, and the launch of the second set of replacement satellites is scheduled in December 2026. In October 2024, we entered into agreements with SpaceX for the launch of the new C-3 System third-generation satellites to support the Extended MSS Network.

Our satellites communicate with our global network of gateways, each of which serves an area of up to 1,000,000 square miles. Each gateway consists of multiple 6-meter tracking antennas, spaced at least 50 meters apart with associated electronics and other infrastructure. A gateway must be within line-of-sight of a satellite and the satellite must be within line-of-sight of the subscriber to provide services. We locate our gateways to maximize coverage over most of the Earth's land and human population and provide redundancy in the unlikely event that a tracking antenna or gateway is offline for any reason. We continue to evaluate and, as deemed necessary, expand our global network of gateways to meet market demand and optimize coverage and service quality. We have announced plans to expand our ground networks to support the Extended MSS Network with construction underway at critical sites around the globe. We continue to progress our infrastructure expansion with construction underway at all identified sites around the globe, including certain sites in North America, Asia and Europe where construction is complete. This global expansion initiative is expected to include approximately 90 new antennas across 35 ground stations in 25 countries.

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

We have acquired the operational rights to the AST-NG-C-3 system filing made by the Republic of France with the ITU. This filing will enable us to commercialize our third-generation MSS network (the "C-3 System") to support the Services (as defined herein) provided over the Extended MSS Network. We have applied to the French government to secure the necessary authorizations to launch and operate the C-3 System. We are also pursuing market access approvals from multiple countries, including the United States. In October 2026, the FCC issued an order granting us nationwide authority to operate our C-3 System; with this authorization, our C-3 System will be able to communicate with hundreds of millions of mobile earth terminals located in the United States, including direct-to-device connectivity to smartphones. This authorization also permits our ground station antennas located in Alaska, Hawaii, Nevada, Texas, Florida and Puerto Rico to communicate with our C-3 satellites.

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

Comparison of the Results of Operations for the three and nine months ended September 30, 2026 and 2025

Revenue

Our revenue is categorized as service revenue and subscriber equipment sales. Service revenue is generated by the MSS services we provide to customers using the Globalstar System. Subscriber equipment sales are generated from the sale of MSS devices that work over the Globalstar System. We also generate service and equipment revenue from the sale of XCOM RAN systems and associated services that support such systems. For the three months ended September 30, 2026, total revenue decreased 4% to $70.9 million from $73.8 million for the same period in 2025. For the nine months ended September 30, 2026, total revenue increased 2% to $205.7 million from $201.0 million for the same period in 2025. Both the decrease and increase in total revenue for the three and nine month periods ended September 30, 2026 resulted primarily from the variability in revenue from wholesale capacity services. See below for a discussion of the main drivers of the revenue variances.

The following table sets forth amounts and percentages of our revenue by type of service for customers using the Globalstar System (in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue	Revenue	% of Total Revenue
Service revenue:
Wholesale capacity services	$44,603	63%	$47,346	64%	$130,984	64%	$126,440	63%
Subscriber services
Commercial IoT	7,694	11	6,867	9	22,656	11	20,498	10
SPOT	8,594	12	9,452	13	25,853	13	28,047	14
Duplex	3,283	5	4,726	6	8,574	4	11,855	6
Government and other services	1,212	2	1,244	2	4,018	2	3,078	2
Total service revenue (1)	$65,386	93%	$69,635	94%	$192,085	94%	$189,918	95%

(1)The remaining portion of our total revenue for the three and nine months ended September 30, 2026 and 2025, respectively, is attributable to subscriber equipment sales from the sale of MSS devices that work over the Globalstar System and equipment revenue from the sale of XCOM RAN systems.

The following table sets forth our average number of subscribers and ARPU by type of subscriber service revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average number of subscribers for the period:
Commercial IoT	591,114	542,715	576,532	531,559
SPOT	202,952	220,609	206,460	225,236
Duplex	14,673	20,220	15,704	21,569
Other	182	229	194	239
Total	808,921	783,773	798,890	778,603

ARPU (monthly):
Commercial IoT	$4.34	$4.22	$4.37	$4.28
SPOT	14.12	14.28	13.91	13.84
Duplex	74.58	77.91	60.66	61.07

We count "subscribers" based on the number of devices that are subject to agreements that entitle them to use our data or voice communications services rather than the number of persons or entities who own or lease those devices. Other providers of comparable services may count their subscribers differently.

Wholesale capacity services revenue reflects revenue from providing satellite network access and related services to the Customer under the Updated Services Agreements. Government and other services revenue includes revenue generated primarily from terrestrial spectrum and network solutions as well as governmental and engineering service contracts. None of these service revenue items are subscriber driven. Accordingly, we do not present ARPU for wholesale capacity services revenue or government and other services revenue in the table above.

Service Revenue

Wholesale capacity services revenue decreased 6% and increased 4%, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. Wholesale capacity services revenue includes revenue from the Customer under the Updated Services Agreements. The fluctuations in wholesale capacity services revenue during these three and nine month periods related primarily to the timing and amount of service fees associated with the reimbursement of cash network-related costs.

Commercial IoT service revenue increased 12% and 11%, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. Average subscribers increased 9% and 8% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, due to higher subscriber activations on a last twelve month basis, including record high subscriber activations for the past two quarters.

SPOT service revenue decreased 9% and 8%, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to fewer subscribers. The decline in average subscribers is due to continued competitive pressure resulting in fewer gross subscriber activations.

Duplex service revenue decreased 31% and 28%, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to fewer average subscribers resulting from our decision to discontinue the manufacture and sale of Duplex devices to increase our focus on maximizing other sources of revenue.

Government and other services revenue was generally flat for the three months ended September 30, 2026, compared to the same period in 2025, and increased 31% for the nine months ended September 30, 2026, compared to the same period in 2025. Government and other services revenue includes fees earned from various governmental service contracts as well as services associated with XCOM RAN sales. We have a network services agreement with Parsons, a leading technology provider in the national security and global infrastructure markets, to utilize our satellite network for a mission critical service for government applications. Revenue associated with this agreement increased during the third quarter of 2025 as we moved from the proof of concept phase into the first year of services provided under the agreement. The increase in government and other services revenue during the nine months ended September 30, 2026 compared to the same period in 2025 was in part due to revenue associated with the contract with Parsons.

Subscriber Equipment Sales

Revenue generated from subscriber equipment sales increased $1.3 million and $2.5 million, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to an increase in the volume of Commercial IoT device sales.

Operating Expenses

Total operating expenses decreased to $63.3 million from $63.7 million and increased to $194.7 million from $193.2 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. For both periods, expenses were higher due to increases in cost of services and marketing, general and administrative. Additionally, for both periods, expenses were lower due to decreases in stock-based compensation and depreciation, amortization and accretion expense. For the three months ended September 30, 2026, these decreases more than offset the increases previously discussed. For the nine months ended September 30, 2026, the change in total operating expenses was also impacted by a noncash loss on disposal of assets recorded during the first quarter of 2025 that did not recur in 2026.

Additionally, in February and May 2025, we received employee retention credits of $2.0 million and $1.9 million, respectively, under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). These credits were recognized as reductions to operating expenses during the first and second quarters of 2025, respectively, with $1.4 million and $1.3 million allocated to cost of services and $0.6 million for each period allocated to marketing, general and administrative expense, based on the employee costs during the eligible periods.

The main contributors to the variances in operating expenses are explained in detail below.

Cost of Services

Cost of services increased $2.7 million and $11.7 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. We continue to incur higher network operating costs relating primarily to our new and upgraded global ground infrastructure. In connection with services provided under the Updated Services Agreements, a substantial portion of these costs are reimbursed thereunder and this consideration is recognized as revenue in accordance with the terms of the Updated Services Agreements. For the three and nine months ended September 30, 2026, ground network costs, such as occupancy and maintenance charges increased $0.8 million and $2.6 million, respectively, and IT costs increased $1.6 million and $2.9 million, respectively, for the three and nine months ended September 30, 2026 compared to the same periods in 2025. For the nine months ended September 30, 2026, personnel costs that support the Globalstar System increased $1.9 million.

The increase in cost of services was also due to expenses to support XCOM technology development, which increased $1.1 million and $2.0 million, respectively, for the three and nine months ended September 30, 2026 compared to the same periods in 2025, and for the nine month period, the non-recurring employee retention credits received under the CARES Act during 2025 (discussed above).

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased 22% and 20% for the three and nine months ended September 30, 2026 compared to the same periods in 2025. This increase is generally consistent with the increase in revenue generated from subscriber equipment sales during the periods.

Marketing, General and Administrative

Marketing, general and administrative ("MG&A") expenses increased $3.4 million and $20.0 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. These increases were primarily due to higher legal and professional fees. For the three and nine months ended September 30, 2026 compared to the same periods in 2025, legal and professional fees increased $3.2 million and $14.9 million, respectively, due primarily to transaction costs related to the Mergers; for the nine month period, these costs were partially offset by nonrecurring costs associated with the Globalstar SPE that were incurred during the first quarter of 2025. Personnel costs increased $2.6 million for the nine months ended September 30, 2026 compared to the same period in 2025; the increase year over year was due primarily to additional fringe costs for employee taxes associated with equity vestings during 2026 as well as the non-recurring employee retention credits received under the CARES Act during 2025 (discussed above).

Stock-Based Compensation

Stock-based compensation expense decreased $2.4 million and $9.9 million, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The decrease was due primarily to restricted stock units ("RSUs") granted to certain executives in connection with the License Agreement in 2023. During 2023, we granted 3.0 million performance-based RSUs ("PSUs"), which are earned over a four-year performance period and vest upon Globalstar common stock trading at various price levels throughout the performance period. The total fair value of the PSUs was $39.5 million and was recognized over the derived service period of 2.6 years; with 17%, 59%, 23% and 1% of the compensation cost for these PSUs being recognized during 2023, 2024, 2025 and 2026, respectively. This award was fully recognized at the end of the second quarter of 2026.

Reduction in Value and Loss on Disposal of Assets

During the first quarter of 2025, we recorded a loss on disposal of assets totaling $7.0 million, which is the net book value of one of our second-generation satellites that experienced a power control anomaly which rendered the satellite inoperable. Based on our testing conducted in 2025 and historical testing, we continue to believe that our constellation of other second-generation satellites will generally operate free of similar anomalies during their projected remaining useful lives. Similar activity did not occur during 2026.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense decreased $4.8 million and $14.8 million, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. During the years 2010 through 2013, we launched our second-generation satellites. The estimated useful lives of these satellites is 15 years; accordingly, during the past twelve months, several of these satellites were fully depreciated, resulting in a decrease in depreciation expense during the three and nine months ended September 30, 2026.

Other (Expense) Income

Interest Income and Expense

Interest income and expense, net, increased $12.9 million and $38.0 million, respectively, during the three and nine months ended September 30, 2026, compared to the same periods in 2025. The primary components of interest income and expense, net, are discussed below.

Interest costs associated with the Infrastructure Prepayment and accelerated services fees paid pursuant to the Updated Services Agreements increased $12.0 million and $38.5 million, respectively, for the three and nine months ended September 30, 2026, representing a non-cash significant financing component in accordance with ASC 606.

During the second quarter of 2026, additional interest was recorded in connection with a new debt discount associated with the 2024 Debt Repayment upon adoption of ASU 2025-07. Also in connection with the adoption of ASU 2025-07, the prior debt premium associated with the 2024 Debt Repayment was derecognized, resulting in an increase in expense when comparing 2026 to 2025. For the three and nine months ended September 30, 2026, $6.2 million and $18.7 million, respectively, of interest recorded associated with these items was not present during 2025 and was eligible for capitalization.

Capitalized interest costs were higher by $5.9 million and $21.6 million, respectively, for the three and nine months ended September 30, 2026, due to higher gross interest costs eligible for capitalization, which decreased "interest income and expense, net". Other smaller items contributed to the remaining variance for the period.

Foreign Currency Gain (Loss)

Changes in foreign currency gains and losses are driven by the remeasurement of financial statement items, which are denominated in various currencies, at the end of each reporting period.

We recorded foreign currency losses of $1.8 million and $4.8 million, respectively, during the three and nine months ended September 30, 2026, compared to foreign currency losses of $0.6 million and gains of $15.5 million during the three and nine months ended September 30, 2025. Many of our foreign subsidiaries have USD-denominated intercompany payable balances, which impact the foreign currency gains and losses recorded each reporting period. In these instances, foreign currency gains result from other currencies strengthening relative to the U.S. dollar; inversely, foreign currency losses result from the U.S. dollar strengthening relative to other currencies.

Gain on Contingent Interest Feature Within the 2024 Debt Repayment

During the three and nine months ended September 30, 2026, we recorded gains of $3.8 million and $8.0 million, respectively, representing the elimination of a portion of previously accrued interest associated with milestones achieved in connection with the 2024 Debt Repayment. The 2024 Debt Repayment contains an interest rate reduction mechanism whereby fees may be reduced or eliminated entirely if we meet certain defined milestones (as amended in April 2026) associated with the completion of the Extended MSS Network. Similar activity did not occur in 2025.

Other (Expense) Income and Derivative Gain

During the three and nine months ended September 30, 2026, we recorded other income and expense of nearly zero. During the three and nine months ended September 30, 2025, we recorded derivative gains $3.7 million and $9.9 million, respectively.

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

Income Tax Expense

Income tax expense increased $0.3 million and $3.0 million, respectively, during the three and nine months ended September 30, 2026, compared to the same periods in 2025. In both periods, the increase in tax expense is primarily due to state current tax expense as a result of higher forecasted state taxable income and the corresponding utilization of state net operating loss carryforwards, which reduced the amount of losses available to offset current period state tax.

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

As of September 30, 2026 and December 31, 2025, we held cash and cash equivalents of $329.9 million and $447.5 million, respectively. Capital expenditures associated with our commitments under the Updated Services Agreements, including network expansion and upgrades, more than offset cash received from the Customer during the first nine months of 2026, including the receipt of $209.6 million pursuant to the Infrastructure Prepayment and $19.9 million pursuant to the 2023 Funding Agreement.

The principal amount of our debt outstanding was $414.7 million at September 30, 2026, compared to $410.0 million at December 31, 2025. This increase was due to the issuance of debt under the 2023 Funding Agreement totaling $19.9 million during the second quarter of 2026 offset by the first scheduled recoupment during the third quarter of 2026 of $9.0 million under the 2023 Funding Agreement and the final scheduled recoupment during the first quarter of 2026 of $6.3 million under the 2021 Funding Agreement.

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

Cash Flows for the nine months ended September 30, 2026 and 2025

The following table shows our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by operating activities	$296,873	$445,762
Net cash used in investing activities	(414,226)	(485,885)
Net cash used in financing activities	(457)	(6,084)
Effect of exchange rate changes on cash and cash equivalents	274	1,336
Net decrease in cash and cash equivalents	$(117,536)	$(44,871)

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

Net cash provided by operating activities during the nine months ended September 30, 2026 was approximately $296.9 million, compared to net cash provided by operating activities of $445.8 million during the same period in 2025. This decrease was due to working capital changes, specifically resulting from receipts pursuant to the Infrastructure Prepayment of $209.6 million during the first nine months of 2026 compared to $299.6 million during the same period in 2025; these receipts are recorded as deferred revenue and used to fund capital expenditures for the Extended MSS Network, typically in the quarter following the receipt of funds. The timing of cash receipts pursuant to the Updated Services Agreements contributed to the decrease in cash flows provided by operating activities. During the nine months ended September 30, 2026, $22.5 million in accelerated fees were paid to us pursuant to the Updated Services Agreements compared to $37.5 million paid during the same period in 2025. Finally, lower net income resulting from higher operating expenses, after adjusting for noncash items, also contributed to the decrease.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $414.2 million for the nine months ended September 30, 2026, compared to $485.9 million for the same period in 2025. Net cash used in investing activities during both periods included primarily network upgrades associated with the Updated Services Agreements. The decrease during the first nine months of 2026 compared to the same period in 2025 was due primarily to the timing of milestone payments made to MDA Space for both the replacement satellites as well as for the third-generation satellites related to the Extended MSS Network offset by higher payments to SpaceX for the third-generation satellites as well as other ground vendors related to the Extended MSS Network.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $0.5 million during the nine month period ended September 30, 2026, compared to net cash used in financing activities of $6.1 million for the same period in 2025. In June 2026, we received proceeds from the 2023 Funding Agreement totaling $19.9 million, which were used to pay amounts owed to vendors for network purchases pursuant to the Updated Services Agreements. During both periods, we paid cash dividends to holders of the Series A Preferred Stock. Additionally, during both periods, we made payments for the scheduled recoupments pursuant to the terms of the 2021 Funding Agreement, with the final recoupment made in March 2026. Beginning in the third quarter of 2026, scheduled recoupments pursuant to the terms of the 2023 Funding Agreement began.

Indebtedness and Other Financing Arrangements

At September 30, 2026, the principal amount of our debt totaled $414.7 million, which accrues fees at a weighted average stated rate up to 9%.

At September 30, 2026, our deferred revenue, net, totaled $1.2 billion, of which the majority is expected to be earned over a period in excess of five years as we perform services under the Updated Services Agreements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risk during the quarter ended September 30, 2026. For a discussion of our exposure to market risk, refer to our disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Annual Report.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") as of September 30, 2026, the end of the period covered by this Report. This evaluation was based on the guidelines established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, each of our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We believe that the condensed consolidated financial statements included in this Report fairly present, in all material respects, our condensed consolidated financial position and results of operations for the nine months ended September 30, 2026.

(b) Changes in internal control over financial reporting.

As of September 30, 2026, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before the Mergers may be completed, the waiting period (or any extensions thereof) applicable to the consummation of the Mergers under the HSR Act must have expired or terminated (which waiting period expired on July 17, 2026) and the clearances and approvals applicable to the Mergers under the antitrust, foreign investment, and satellite and telecommunications laws of certain jurisdictions must have been received (some of which have been satisfied as of the date of this Report as further discussed in Note 2: The Merger Agreement).

In deciding whether to grant a required regulatory approval, consent or clearance, the relevant governmental authority may impose or seek to impose requirements, limitations or costs or place restrictions on the conduct of the Company's business following the completion of the Mergers. Under the Merger Agreement, Amazon and Globalstar have agreed to use their reasonable best efforts to obtain such approvals, consents, and clearances, except that neither Amazon nor Globalstar is required to agree to any remedies or restrictions on the conduct of their businesses to obtain such clearances (provided that Globalstar will take such actions to the extent requested in writing by Amazon and conditioned on the closing). There can be no assurance that such conditions, terms, obligations or restrictions, if any, will not result in the delay or abandonment of the Mergers.

Completion of the Mergers is subject to the conditions contained in the Merger Agreement and if these conditions are not satisfied or waived, or if the Merger Agreement is terminated, the Mergers will not be completed.

The consummation of the Mergers is subject to a number of closing conditions set forth in the Merger Agreement (some of which have been satisfied as of the date of this Report), including but not limited to: (a) the receipt of stockholder approval (which was satisfied through the delivery of the Written Consent as described above), (b) the expiration or termination of the waiting period (or extension thereof) applicable to the consummation of the Mergers under the HSR Act (which was satisfied on July 17, 2026 when the HSR waiting period expired) and the clearance or approval under certain specified antitrust, foreign investment, and satellite and telecommunications laws (some of which have been satisfied as of the date of this Report as further discussed in Note 2: The Merger Agreement), (c) the absence of any law or order that prevents, makes illegal or enjoins the consummation of the Mergers, (d) the lapse of at least twenty (20) calendar days since the Company’s mailing to the Company’s stockholders of an information statement concerning the Mergers, the Written Consent and the other transactions contemplated by the Merger Agreement (which was satisfied on September 7, 2026), (e) the effectiveness under the Securities Act of 1933, as amended, of the registration statement on Form S-4 to be filed by Amazon, in which the Company’s information statement will be included as a prospectus (which was satisfied on August 18, 2026), (f) the absence of a Company Material Adverse Effect or a Parent Material Adverse Effect (each, as defined in the Merger Agreement), (g) the achievement of the Company of certain milestones relating to the launch and operations of the HIBLEO-4 replacement satellites (some of which have already been achieved as of the date of this Report) and (h) the receipt by the Company of certain governmental authorizations related to the C-3 System and their continuance in full force and effect (some of which have been received as of the date of this Report s further discussed in Note 2: The Merger Agreement).

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

The Merger Consideration is also subject to a potential downward adjustment of up to $110 million in the event the Company does not achieve certain operational milestones prior to the closing of the Mergers, based on the Company's agreements with the Customer. As of the date of this Report, the maximum amount of the Customer payment potentially payable under the letter agreement is approximately $70 million, reduced from $110 million as a result of the Company's achievement of certain operational milestones since the signing of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a "10b5-1 Plan") or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
2.1*#
Agreement and Plan of Merger, dated as of April 13, 2026, by and among Amazon.com, Inc., Globalstar, Inc., Grapefruit Acquisition Sub I, Inc. and Grapefruit Acquisition Sub II, LLC. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on April 14, 2026)

3.1*	Composite Certificate of Incorporation of Globalstar, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)
3.2*	Sixth Amended and Restated Bylaws of Globalstar, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025)
31.1	Section 302 Certification of the Principal Executive Officer
31.2	Section 302 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Principal Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

GLOBALSTAR, INC.

Date:	November 5, 2026	By:	/s/ Dr. Paul E. Jacobs
Dr. Paul E. Jacobs
Chief Executive Officer (Principal Executive Officer)

/s/ Rebecca S. Clary
Rebecca S. Clary
Chief Financial Officer (Principal Financial Officer)